Form 10-Q
period 2017-06-30
WideOpenWest, Inc.
filed 2017-08-14
CIK 1701051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-38101

WideOpenWest, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	46-0552948 (IRS Employer Identification No.)

7887 East Belleview Avenue, Suite 1000 Englewood, Colorado (Address of Principal Executive Offices)	80111 (Zip Code)

(720) 479-3500

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of outstanding shares of the registrant’s common stock as of August 8, 2017 was 88,802,771

WIDEOPENWEST, INC.  AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2017

This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2017. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to “WOW,” “we,” “us,” “our”, or “the Company” are to WideOpenWest, Inc. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

i

PART I—FINANCIAL INFORMATION

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2017	December 31, 2016
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$427.5	$30.8
Accounts receivable—trade, net of allowance for doubtful accounts of $6.0 and $9.4, respectively	79.5	87.2
Accounts receivable—other	4.0	0.2
Prepaid expenses and other	14.2	11.3
Total current assets	525.2	129.5
Plant, property and equipment, net (note 3)	1,014.7	995.1
Franchise operating rights	966.5	1,066.6
Goodwill	517.4	568.0
Intangible assets subject to amortization, net	6.5	7.6
Investments	—	0.9
Other noncurrent assets	8.1	3.1
Total assets	$3,038.4	$2,770.8
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable—trade	$27.2	$21.0
Accrued interest	42.8	47.3
Accrued liabilities (note 5)	93.3	109.8
Current portion of debt and capital lease obligations (note 6)	345.0	22.7
Current portion of unearned service revenue	45.8	50.2
Total current liabilities	554.1	251.0
Long-term debt and capital lease obligations—less current portion and debt issuance costs (note 6)	2,410.7	2,848.5
Deferred income taxes, net (note 10)	342.6	370.2
Unearned service revenue	15.1	14.5
Other noncurrent liabilities	7.1	4.6
Total liabilities	3,329.6	3,488.8
Commitments and contingencies (note 11)
Stockholders’ deficit:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; issued and outstanding 88,802,771 and 66,498,762 as of June 30, 2017 and December 31, 2016, respectively	0.9	0.7
Additional paid-in capital (deficit)	290.4	(58.8)
Accumulated deficit	(582.5)	(659.9)
Total stockholders’ deficit	(291.2)	(718.0)
Total liabilities and stockholders’ deficit	$3,038.4	$2,770.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in millions except for per share data)
Revenue (note 4)	$297.5	$307.5	$597.5	$609.8
Costs and expenses: (note 4)
Operating (excluding depreciation and amortization)	157.4	167.5	317.2	332.0
Selling, general and administrative	32.5	27.6	62.8	53.6
Depreciation and amortization	50.8	52.9	101.1	105.4
Management fee to related party	0.5	0.5	1.0	0.9
	241.2	248.5	482.1	491.9
Income from operations	56.3	59.0	115.4	117.9
Other income (expense):
Interest expense	(44.1)	(55.2)	(89.8)	(109.4)
Loss on early extinguishment of debt (note 6)	(1.0)	(2.5)	(6.0)	(2.5)
Gain (loss) on sale of assets (note 4)	(0.3)	—	38.4	—
Realized and unrealized gain on derivative instruments, net	—	1.2	—	2.3
Other income, net	—	0.1	1.4	0.1
Income before provision for income taxes	10.9	2.6	59.4	8.4
Income tax benefit (expense) (note 10)	(5.9)	11.6	18.0	10.1
Net income	$5.0	$14.2	$77.4	$18.5

Basic and diluted earnings per common shares
Basic	$0.07	$0.21	$1.10	$0.28
Diluted	$0.07	$0.21	$1.10	$0.28
Weighted-average common shares outstanding
Basic	74,309,106	66,525,044	70,413,415	65,138,672
Diluted	74,333,425	66,531,070	70,437,734	65,144,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(unaudited)

	Common Shares	Common Stock par value	Management D Units	Additional Paid-in Capital (Deficit)	Accumulated Deficit	Total Stockholders’ Deficit
	(in millions, expect per share data)
Balances at January 1, 2017	66,498,762	$0.7	201,696	$(58.8)	$(659.9)	$(718.0)
Proceeds from issuance of common stock, net of issuance costs (note 7)	20,970,589	0.2	—	334.5	—	334.7
Contribution from former parent	—	—		20.3	—	20.3
Stock-based compensation	1,333,420	—	—	3.1	—	3.1
Repurchase of old management units	—	—	—	(8.8)	—	(8.8)
Other	—	—	—	0.1	—	0.1
Cancellation of management D units	—	—	(201,696)	—	—	—
Net income	—	—	—	—	77.4	77.4
Balances at June 30, 2017	88,802,771	$0.9	—	$290.4	$(582.5)	$(291.2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2017	2016
	(in millions)
Cash flows from operating activities:
Net income	$77.4	$18.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101.1	105.4
Realized and unrealized gain on derivative instruments	—	(2.3)
Provision for doubtful accounts	8.4	8.7
Deferred income taxes	(27.6)	(42.5)
Gain on sale of assets (note 4)	(38.4)	—
Amortization of debt issuance costs, premium and discount, net	2.5	4.6
Non-cash compensation expense	3.1	—
Loss on early extinguishment of debt	1.0	2.5
Other non-cash items	0.3	0.1
Changes in operating assets and liabilities:
Receivables and other operating assets	(15.1)	(4.5)
Payables and accruals	(5.5)	25.6
Net cash flows provided by operating activities	107.2	116.1

Cash flows from investing activities:
Capital expenditures	(152.0)	(134.9)
Proceeds from sale of assets (note 4)	213.0	—
Other investing activities	1.2	—
Net cash flows provided by (used in) investing activities	62.2	(134.9)

Cash flows from financing activities:
Proceeds from issuance of debt	—	429.3
Payments on debt and capital lease obligations	(116.5)	(393.0)
Contribution from former Parent	20.3	50.0
Proceeds from issuance of common stock, net of issuance costs	334.7	—
Repurchase of old management units	(8.8)	—
Payment of debt issuance costs	(2.3)	(1.3)
Distribution to former Parent	—	(1.7)
Other	(0.1)	—
Net cash flows provided by financing activities	227.3	83.3
Increase in cash and cash equivalents	396.7	64.5
Cash and cash equivalents, beginning of period	30.8	66.6
Cash and cash equivalents, end of period	$427.5	$131.1
Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$91.9	$104.9
Cash paid during the periods for income taxes	$4.3	$1.4
Non-cash financing activities:
Changes in non-cash capital expenditure accruals	$(11.1)	$(2.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited)

Note 1. General Information

WideOpenWest, Inc. (“WOW” or the “Company”) was organized in Delaware in July 2012 as WideOpenWest Kite, Inc. WideOpenWest Kite, Inc. subsequently changed its name to WideOpenWest, Inc. in March 2017. On April 1, 2016, the Company consummated a restructuring (the “Restructuring”) whereby WideOpenWest Finance, LLC (“WOW Finance”) became a wholly owned subsidiary of WOW. Previously, WOW Finance was owned by WOW, WideOpenWest Illinois, Inc., WideOpenWest Ohio, Inc. and Sigecom, Inc. (collectively, the “Members”, or WOW and “Affiliates”). Prior to the restructuring, the Members were wholly owned subsidiaries of Racecar Acquisition, LLC (“Racecar Acquisition”).

As a result of the Restructuring, the Affiliates merged with and into WOW, WOW became the sole subsidiary of Racecar Acquisition and WOW Finance became a wholly owned subsidiary of WOW.

On May 25, 2017, the Company completed an initial public offering (“IPO”) of shares of its common stock, which were listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “WOW”. Prior to its IPO, WOW was wholly owned by Racecar Acquisition, which is a wholly owned subsidiary of WideOpenWest Holdings, LLC (the “Parent”).  Subsequent to the IPO, Racecar Acquisition and former Parent do not own any shares in the Company as a result of a distribution of shares to their respective owners. In the following context, the terms we, us, WOW, or the Company may refer, as the context requires, to WOW or, collectively, WOW and its subsidiaries.

The Company is a fully integrated provider of high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services. The Company serves customers in nineteen Midwestern and Southeastern markets in the United States. The Company manages and operates its Midwestern broadband cable systems in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana and Baltimore, Maryland. The Southeastern systems are located in Augusta, Columbus, Newnan and West Point, Georgia; Charleston, South Carolina; Dothan, Auburn, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

Prior to the restructuring, the Members were all under common control. The financial statements presented herein include the consolidated accounts of WOW and its subsidiaries and the combined accounts of its Affiliates. All significant intercompany accounts and transactions have been eliminated in consolidation and combination. As a result, the unaudited condensed consolidated financial statements of WOW reflect all transactions of the wholly owned subsidiaries of the former Parent and Racecar Acquisition. The Company operates as one operating segment.

Certain employees of WOW participated in equity plans administered by the Company’s former Parent. Because the management units from the equity plan were issued from the former Parent’s ownership structure, the management units’ value directly correlated to the results of WOW, as the primary asset of the former Parent’s investment in WOW. The management units for the equity plan have been “pushed down” to the Company, as the management units had been utilized as equity-based compensation for WOW management. Immediately prior to the Company’s IPO, these management units were cancelled.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information required by GAAP or Securities and Exchange Commission (“SEC”) rules and regulations for complete financial statements. The December 31, 2016 and the three and six months ended June 30, 2016 are presented on a combined condensed consolidated basis. The year-end combined condensed consolidated balance sheet was derived from audited financial statements. In the opinion of management, all normally recurring adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the 2016 consolidated financial statements and notes thereto, together with the Company’s final prospectus filed with the SEC on May 25, 2017.

Earnings or Loss per Share

Basic earnings or loss per share attributable to the Company’s common shareholders is computed by dividing net earnings or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.   Diluted earnings or loss per share attributable to common shareholders presents the dilutive effect, if any, on a per share basis of potential common shares (such as restricted stock units) as if they had been vested or converted during the periods presented.  All of the shares outstanding and per share amounts have been retroactively adjusted to reflect the stock-split in the accompanying unaudited condensed consolidated financial statements. For the three and six months ended June 30, 2017, the diluted earnings per share calculation resulted in an immaterial change in the weighted average number of common shares outstanding.

	Three months ended June 30,		Six months ended June 30,
Computation of Income per Share	2017	2016	2017	2016
	(in millions except for per share data)

Net income	$5.0	$14.2	$77.4	$18.5

Basic weighted-average shares	74,309,106	66,525,044	70,413,415	65,138,672
Effect of dilutive securities:
Restricted stock awards	24,319	6,026	24,319	6,026
Diluted weighted-average shares	74,333,425	66,531,070	70,437,734	65,144,698

Basic net income per share	$0.07	$0.21	$1.10	$0.28
Diluted net income per share	$0.07	$0.21	$1.10	$0.28

Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. These accounting principles require management to make assumptions and estimates that affect the reported amounts and disclosures of assets and liabilities, derivative financial instruments and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts and disclosures of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, due to the inherent uncertainties in making estimates, actual results could differ from those estimates.

Recently Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company is currently evaluating the impact and timing of adopting this guidance.

In August 2016, the FASB issued ASU No. 2016-15 to Topic 230 (“ASU 2016-15”), Statement of Cash Flows, making changes to the classification of certain cash receipts and cash payments in order to reduce diversity in presentation. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The update addresses eight specific cash flow issues, of which only one is applicable to the condensed consolidated financial statements. The Company does not believe that the adoption of this pronouncement will have a material impact on its condensed consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company will adopt this guidance beginning with its first quarter ending March 31, 2019. The Company is in the process of evaluating the future impact of ASU 2016-02 on its condensed consolidated financial position, results of operations and cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance in Accounting Standards Codification Topic 606 (“ASC 606”) is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity is required to follow five steps which are comprised of (a) identifying the contract(s) with a customer; (b) identifying the performance obligations in the contract; (c) determining the transaction price; (d) allocating the transaction price to the performance obligations in the contract and (e) recognizing revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year until January 1, 2018.

The Company is in the process of performing a comprehensive analysis of its revenue streams and contractual arrangements to identify the effects of ASC 606 and is in the process of finalizing new accounting and reporting policies, processes, and internal controls related to the adoption of the new revenue recognition standard. Under current accounting policies, the Company recognizes revenue related to installation activities upfront to the extent of direct selling costs, which generally results in recognition of revenue when the installation related activities have been provided to the customer. Under the new revenue recognition standard, the majority of the Company’s installation related activities are not considered to be separate performance obligations and non-refundable upfront fees related to installations must be assessed to determine whether they provide the customer with a material right. As a result of the Company’s analysis performed to date, the Company expects to recognize installation revenue (i) for month-to-month service contracts over the period which the customer is expected to benefit from the initial installation fee and (ii) for fixed term service contracts (e.g., 12 months to 24 months) ratably over the term of the contract. In addition, the Company will be required to capitalize direct costs associated with obtaining contracts with customers, including sales commissions, and will amortize the costs over the expected life of the customer. The Company’s installation revenue and sales commission expense represent approximately 2% of total revenue and expense, respectively, and any changes resulting from adoption of the new pronouncement are not expected to have a material impact to the condensed consolidated financial statements. The Company is continuing to review and evaluate other matters which are similarly expected not to have a material impact.

ASU 2014-09 may be adopted by applying the provisions of the new standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2018. The Company has not yet decided which implementation method it will adopt.

In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) (“ASU 2016-08”), which amends the principal-versus-agent implementation guidance and illustrations in ASC Topic 606. The FASB issued ASU 2016-08 in response to concerns identified by stakeholders, including those related to determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. ASU 2016-08 has the same effective date as ASU 2014-09 and requires adopting ASU 2016-08 by using the same transition method used to adopt ASU 2014-09. The Company does not believe adoption of the pronouncement will have a material impact on the Company’s condensed consolidated results of operations, financial condition or cash flows.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) which is intended to simplify certain aspects of the accounting for share-based payments to employees. The guidance in ASU 2016-09 requires all income tax effects of awards to be recognized in the statement of operations when the awards vest or are settled rather than recording excess tax benefits or deficiencies in additional paid-in capital. The guidance in ASU 2016-09 also allows an employer to repurchase more of an employee’s shares than it could under prior guidance for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. For public companies, ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016, and requires a modified retrospective approach to adoption. The adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires that all deferred tax liabilities and assets be classified as noncurrent amounts on the balance sheet. ASU 2015-17 will be effective for interim and annual periods beginning after December 15, 2016 and may be applied prospectively or retrospectively. Early adoption of the standard is permitted. The Company early adopted this standard during the first quarter of 2016 and has applied prospective treatment. The adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

Note 3. Plant, Property and Equipment

Plant, property and equipment consisted of the following:

	June 30, 2017	December 31, 2016
	(in millions)
Distribution facilities	$1,439.6	$1,336.4
Customer premise equipment	372.3	376.9
Head-end equipment	306.9	299.9
Telephony infrastructure	125.3	123.8
Computer equipment and software	98.8	95.4
Vehicles	32.6	32.1
Buildings and leasehold improvements	43.4	44.9
Office and technical equipment	32.2	36.2
Land	6.2	6.7
Construction in progress (including material inventory and other)	83.4	110.5
Total plant, property and equipment	2,540.7	2,462.8
Less accumulated depreciation	(1,526.0)	(1,467.7)
	$1,014.7	$995.1

Depreciation expense for the three months ended June 30, 2017 and 2016 was $50.2 million and $47.1 million, respectively. Depreciation expense for the six months ended June 30, 2017 and 2016 was $100.2 million and $93.8 million, respectively. Included in depreciation expense were gains (losses) on write-offs or sales of head-end and customer premise equipment totaling $0.3 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively; and $0.3 million for the six months ended June 30, 2017 and 2016.

Note 4. Sale of Lawrence, Kansas System

On January 12, 2017, the Company and Midcontinent Communications (“MidCo”) consummated an asset purchase agreement under which MidCo acquired the Company’s Lawrence, Kansas system for net proceeds of approximately $213.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the agreement. As a result of the asset purchase agreement, the Company recorded a gain on sale of assets of $38.4 million, subject to the adjustment as described above. The results of the Company’s Lawrence, Kansas system are included in the three and six months ended June 30, 2016 condensed consolidated financial statements but not included in the three and six months ended June 30, 2017 condensed consolidated financial statements. The Company and MidCo also entered into a transition services agreement under which the Company will provide certain services to MidCo on a transitional basis. Charges for the transition services generally allow the Company to fully recover all allowed costs and allocated expenses incurred in connection with providing these services, generally without profit.

Note 5. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2017	December 31, 2016
	(in millions)
Programming costs	$38.2	$39.9
Franchise, copyright and revenue sharing fees	11.6	13.2
Property, income, sales and use taxes	15.1	8.1
Payroll and employee benefits	9.3	16.4
Construction	4.0	17.4
Utility pole rentals	3.1	3.7
Legal and professional fees	0.9	0.5
Other accrued liabilities	11.1	10.6
	$93.3	$109.8

Note 6. Long-Term Debt and Capital Leases

The following table summarizes the Company’s long-term debt and capital leases:

	June 30, 2017			December 31, 2016
	Available	Weighted
	borrowing capacity	average interest rate (1)	Outstanding balance	Outstanding balance
	(in millions)
Long-term debt:
Term B Loans (2)	$—	4.77%	$2,038.9	$2,048.3
Revolving Credit Facility (3)	192.1	3.75%	—	10.0
Senior Notes (4)	—	10.25%	734.0	830.9
Total long-term debt	$192.1	6.26%	2,772.9	2,889.2
Capital lease obligations			3.5	4.9
Total long-term debt and capital lease obligations			2,776.4	2,894.1
Less debt issuance costs, net (5)			(20.7)	(22.9)
Sub-total			2,755.7	2,871.2
Less current portion (6)			(345.0)	(22.7)
Long-term portion			$2,410.7	$2,848.5

(1)                                 Represents the weighted average effective interest rate in effect for the period ended June 30, 2017 for all borrowings outstanding pursuant to each debt instrument including the applicable margin.

(2)                                 At June 30, 2017, includes $10.6 million of net discounts.

(3)                                 Available borrowing capacity at June 30, 2017 represents $200.0 million of total availability less outstanding letters of credit of $7.9 million. Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company.

(4)                                 At June 30, 2017, includes $4.2 million of net premium.

(5)                                 At June 30, 2017, debt issuance costs include $12.4 million related to Term B Loans, $5.3 million related to Senior Notes and $3.0 million related to Revolving Credit Facility.

(6)                                 Includes $323.0 million related to the Company signing an irrevocable agreement to pay down the Senior Notes on July 17, 2017.

Refinancing of Revolving Credit Facility

On May 31, 2017, the Company entered into a seventh amendment (“Seventh Amendment”) to its Credit Agreement, dated as of July 17, 2012 (“Credit Agreement”).

The Seventh Amendment (i) refinances the existing $200.0 million of borrowings available to the Company under the revolving credit facility and (ii) extends the maturity date of the revolving credit facility to May 31, 2022, unless an earlier date is triggered under certain circumstances. Loans under the revolving credit facility will bear interest, at the option of the Company, at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%.  Additionally, the Company entered into an Incremental Commitment Letter to its revolving credit facility that will increase the available borrowings to $300.0 million to become available upon compliance by the Company with certain conditions (see note 13 for further details whereby such conditionality was subsequently achieved as a result of the eighth amendment).The guarantees, collateral and covenants in the Seventh Amendment remain unchanged from those contained in the credit agreement prior to the Seventh Amendment. The Company recorded a $1.0 million loss on early extinguishment of debt in the three months ended June 30, 2017, primarily related to the write off of deferred financing costs and third party costs.

Partial Redemption of 10.25% Senior Notes

On March 20, 2017, the Company utilized cash on hand to redeem $95.1 million in aggregate principal amount outstanding of the 10.25% Senior Notes. In addition to the partial principal redemption, the Company paid accrued interest on the 10.25% Senior Notes of $1.7 million and a call premium of $4.9 million. The Company recorded a loss on early extinguishment of debt of $5.0 million, primarily representing the cash call premium paid.  See note 13 Subsequent Events for discussion of the retirement of the 10.25% Senior Notes.

Retirement of 13.38% Senior Subordinated Notes

During the years ended December 31, 2016 and 2015, the Company made three redemption payments to early retire its 13.38% Senior Subordinated Notes. The final redemption payment was made on December 18, 2016.

Term B Loans Refinancing

On August 19, 2016, the Company entered into a sixth amendment (“Sixth Amendment”) to its Credit Agreement among the Company and the other parties thereto. Capitalized terms used herein without definition shall have the same meanings as set forth in the Credit Agreement.

The Sixth Amendment, among other provisions, provides for the addition of a new $2.065 billion seven year Term B Loan which bears interest, at the Company’s option, at LIBOR plus 3.50% or ABR plus 2.50% and includes a 1.00% LIBOR floor. The new Term B Loan has a maturity date of August 19, 2023, unless the earlier maturity dates set forth below are triggered under the following circumstances: the Term B Loan will mature on April 15, 2019 if (i) any of the Company’s existing outstanding Senior Notes are outstanding on April 15, 2019, or (ii) any future indebtedness with a final maturity date prior to the date that is 91 days after August 19, 2023 is incurred to refinance the Company’s existing Senior Notes. The Term B Loan will mature on July 15, 2019 if (i) any of the Company’s existing Senior Subordinated Notes are outstanding on July 15, 2019, or (ii) any indebtedness with a final maturity prior to the date that is 91 days after August 19, 2023 is incurred to refinance the Company’s existing Senior Subordinated Notes. As described above, the Senior Subordinated Notes were fully redeemed on December 18, 2016. As described below, the Senior Notes were fully redeemed on July 17, 2017.

Proceeds from the issuance of the new Term B Loans were used to repay in full the existing $1.825 billion Term B Loan, which had a maturity date of April 15, 2019 and which bore interest at the same rates described above. The Company used the remaining $240.0 million in proceeds to fund the Company’s acquisition of HC Cable Opco, LLC (“NuLink”) and to redeem a portion of the Company’s 13.38% Senior Subordinated Notes.

Refinancing of Term B Loans and Payoff of Term B-1 Loans

On May 11, 2016, the Company entered into a fifth amendment (“Fifth Amendment”) to its Credit Agreement, as amended on April 1, 2013, November 27, 2013, May 21, 2015 and July 1, 2015 (“Original Credit Agreement”) among the Company and the other parties thereto.

The Fifth Amendment, among other provisions, provided for the addition of an incremental $432.5 million in new Term B Loans, having a maturity date in April 2019 and which bore interest, at the Company’s option, at LIBOR plus 3.50% or ABR plus

2.50% and included a 1.00% LIBOR floor. Proceeds from the issuance of the new Term B Loans were used to repay all remaining $382.5 million outstanding principal under the Company’s Term B-1 Loans which had a maturity date of July 2017 and which bore interest, at the Company’s option, at LIBOR plus 3.00% or ABR plus 2.00% and which included a 0.75% LIBOR floor. The Company recorded a loss on early extinguishment of debt of $2.5 million during the three months ended June 30, 2016, primarily representing the write off of the unamortized debt issuance costs related to a portion of the former Term B-1 Loans.

Note 7. Equity

Initial Public Offering

On May 25, 2017, the Company completed an IPO of shares of its common stock, which are listed on the NYSE under the ticker symbol “WOW”.

As part of the Company’s IPO, the Company sold 20,970,589 shares of its common stock at a price of $17 per share (including the exercise of the overallotment) for $356.5 million in gross proceeds.  The Company incurred costs directly associated with the IPO of $21.8 million.  Proceeds from the IPO (net of issuance costs) of $334.7 million are reflected in the Company’s unaudited condensed consolidated statement of stockholders’ deficit during the six months ended June 30, 2017. Outstanding shares and per-share amounts disclosed as of June 30, 2017 and for all other comparative periods presented have been retroactively adjusted to reflect the effects of the May 25, 2017, 66,498.762 to 1 stock-split.

Note 8. Stock-Based Compensation

2017 Omnibus Incentive Plan

In connection with the Company’s IPO, the Company’s Board of Directors adopted and approved the 2017 Omnibus Incentive Plan (“2017 Plan”) and cancelled its former equity incentive plan (“2016 Profit Interest Plan”). The 2017 Plan provides for grants of stock options, restricted stock and performance awards. The Company’s directors, officers and other employees and persons who engage in services for the Company are eligible for grants under the 2017 Plan. The purpose of the 2017 Plan is to provide the individuals with incentives to maximize stockholder value and otherwise contribute to the Company’s success and to enable the Company to attract, retain and reward the best available persons for positions of responsibility. The 2017 Plan has authorized 6,355,054 shares of its common stock to be available for issuance under the 2017 Plan, subject to adjustment in the event of a reorganization, stock split, merger or similar change in the Company’s corporate structure or the outstanding shares of common stock.  The Company’s Compensation Committee will administer the 2017 Plan. The Board of Directors also has the authority to administer the 2017 Plan and to take all actions that the Company’s Compensation Committee is otherwise authorized to take under the 2017 Plan. The terms and conditions of each award made under the 2017 Plan, including vesting requirements, will be set forth consistent with the 2017 Plan in a written agreement with the grantee.

Employee Grants

Senior management that had participated in the 2016 Profit Interest Plan were granted (based on conversion factor of management units to new common shares) new restricted stock to replace the shares that were cancelled in the 2016 Profit Interest Plan. Under the 2017 Plan, 394,052 shares of restricted stock were granted that will vest ratably at 33% per year beginning on June 30, 2018 assuming the award recipient continues to be employed by the Company.  Senior management also received 450,356 shares of restricted stock in connection with long-term incentive compensation under the 2017 Plan.  These restricted stock grants will vest ratably at 33% per year beginning on June 30, 2018 assuming the award recipient continues to be employed by the Company.

Employees that had participated in the 2016 Director Appreciation Rights Plan were granted new restricted stock (based on a conversion factor of the then calculated value of such pool).  These employees were granted 78,050 shares of restricted stock under the 2017 Plan that will vest ratably at 33% per year beginning on June 30, 2018 assuming the award recipient continues to be employed by the Company.

Each year, the Company’s Compensation Committee, in consultation with the Company’s Chief Executive Officer (“CEO”), establishes an annual incentive bonus plan. In 2017, the 2017 Management Bonus Plan (“2017 MBP”) was established, which provides incentive cash bonuses for the majority of the Company’s employees based upon the achievement of certain business and individual or department objectives, including most prominently adjusted consolidated earnings before interest, tax, depreciation and amortization. Bonus payouts were established based on a percentage of the participant’s base salary based on the title/position.  In connection with the Company’s IPO, the Compensation Committee, in consultation with the Company’s CEO, granted restricted shares out of the 2017 Plan.  The Compensation Committee granted restricted shares equal to 100% to 150% achievement of the 2017 MBP.  Such grant in aggregate totaled 866,708 shares and will vest 100% on June 30, 2018 assuming the participant continues to be employed by the Company.

Furthermore, the members of the Company’s Board of Directors received 40,260 shares, in aggregate, of restricted stock that will vest 100% on June 30, 2018.

The following table summarizes the restricted stock awards granted during the six months ended June 30, 2017.

Number of Restricted Stock Shares

Outstanding January 1, 2017	—
Granted	1,829,426
Cancelled	—
Forfeited	—
Outstanding June 30, 2017	1,829,426

The above table includes 472,102 of restricted shares that were granted from plans prior to the 2017 Plan, thus these restricted shares do not count towards the 6,355,054 shares authorized by the plan.  These shares represented the unvested shares from the old 2016 Profit Interest Plan that will vest ratably at 33% per year beginning on June 30, 2018.

For restricted stock awards that contain only service conditions for vesting, the Company calculates the award fair value based on the closing stock price on the accounting grant date.

For the three months ended June 30, 2017 and 2016 the Company recorded $2.6 million and $0.1 million, respectively, of non-cash compensation expense which is reflected in selling, general and administrative expense and operating expenses (excluding depreciation and amortization), depending on the recipients’ duties, in the Company’s unaudited condensed consolidated statement of operations.  During the six months ended June 30, 2017 and 2016, the Company recorded $3.1 million and $0.1 million, respectively, of non-cash compensation expense which is reflected in selling, general and administrative expense and operating (excluding depreciation and amortization), depending on participants’ duties, in the Company’s unaudited condensed consolidated statements of operations.

Note 9. Fair Value Measurements

The fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current portions of long-term debt approximate carrying values due to the short-term nature of these instruments. For assets and liabilities of a long-term nature, the Company determines fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs. The Company applies the following hierarchy in determining fair value:

•                  Level 1, defined as observable inputs being quoted prices in active markets for identical assets;

•                  Level 2, defined as observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•                  Level 3, defined as unobservable inputs for which little or no market data exists, consistent with reasonably available assumptions made by other participants therefore requiring assumptions based on the best information available.

The estimated fair value of the Company’s long-term debt, which includes debt subject to the effects of interest rate risk, was based on dealer quotes considering current market rates and was approximately $2,808.2 million, not including debt issuance costs, discount and premium, compared to carrying value of $2,779.4 million, not including debt issuance costs, discount and premium as of June 30, 2017. As the Company’s ratio of its aggergate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets, the Company has concluded that the fair value of debt should be classified as a Level 2.

Note 10. Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Additionally, the impact of changes in the tax rates and laws on deferred taxes, if any, is reflected in the condensed consolidated financial statements in the period of enactment.

The Company assesses the available positive and negative evidence to estimate whether sufficient taxable income will be generated to permit the utilization of existing deferred tax assets. On the basis of this evaluation, as of June 30, 2017, a valuation allowance of $125.0 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The valuation allowance is based on the Company’s existing positive and negative evidence. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased based on the Company’s future operating results.

The Company reported total income tax benefit (expense) of ($5.9) million and $11.6 million for the three months ended June 30, 2017 and 2016, respectively, and reported total income tax benefit of $18.0 million and $10.1 million for the six months ended June 30, 2017 and 2016, respectively. On January 12, 2017, the Company and MidCo consummated an asset purchase agreement pursuant to which MidCo acquired the Company’s Lawrence, Kansas system for net proceeds of approximately $213.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the agreement. As a result of the sale, the Company has recorded $11.1 million of income tax expense. In addition, a deferred income tax benefit of $39.3 million was recognized as a result in the change of valuation allowance. The change in valuation allowance was due primarily to the utilization of NOLs from the disposal of indefinite lived assets related to the Lawrence sale transaction.

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. For federal tax purposes, the Company’s 2013 through 2016 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company’s 2013 through 2016 tax years remain open for examination by the tax authorities under a three year statute of limitations. Should the Company utilize any of its U.S. or state loss carryforwards, their carryforward losses, which date back to 1995, would be subject to examination.

As of June 30, 2017, the Company recorded gross unrecognized tax benefits of $30.2 million, all of which, if recognized, would affect the Company’s effective tax rate. Interest and penalties related to income tax liabilities, if incurred, are included in income tax benefit (expense) in the unaudited condensed consolidated statement of operations. The Company has accrued gross interest and penalties of $0.5 million. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues are addressed in the Company’s tax audits in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

Unrecognized tax benefits consist primarily of tax positions related to issues associated with the acquisition of Knology, Inc. Depending on the resolution with certain state taxing authorities that is expected to occur within the next twelve months, there could be an adjustment to the Company’s unrecognized tax benefits and certain state tax matters.

The Company is not currently under examination for U.S. federal income tax purposes, but does have various open tax controversy matters with various state taxing authorities.

Note 11. Commitments and Contingencies

The Company is party to various legal proceedings (including individual, class and putative class actions) arising in the normal course of its business covering a wide range of matters and types of claims including, but not limited to, general contracts, billing disputes, rights of access, programming, taxes, fees and surcharges, consumer protection, trademark and patent infringement, employment, regulatory, tort, claims of competitors and disputes with other carriers.

In accordance with GAAP, WOW accrues an expense for pending litigation when it determines that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Legal defense costs are expensed as incurred. None of the Company’s existing accruals for pending matters is material. WOW regularly monitors its pending litigation for the purpose of adjusting its accruals and revising its disclosures accordingly, in accordance with GAAP, when required. Litigation is, however, subject to uncertainty, and the outcome of any particular matter is not predictable. The Company vigorously defends its interests in pending litigation, and as of this date, WOW believes that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which it is entitled, will not have a material adverse effect on its condensed consolidated financial position, results of operations, or cash flows.

Note 12. Related Party Transactions

Prior to the Company’s IPO, the Company paid a quarterly management fee of $0.4 million plus travel and miscellaneous expenses, if any, to Avista Capital Partners (“Avista”) and Crestview Advisors L.L.C. (“Crestview”), majority owners of the Company’s former Parent. In addition, pursuant to a consulting agreement dated as of December 18, 2015 by and among Parent, Avista and Crestview, Crestview is entitled to 50% of any management fee actually received by Avista. Such fee will no longer be paid after the second quarter 2017. The management fee paid by the Company for the three months ended June 30, 2017 and 2016 amounted to $0.5 million and $0.5 million, respectively.  The management fee paid by the Company for the six months ended June 30, 2017 and 2016 amounted to $1.0 million and $0.9 million, respectively.

On December 18, 2015, Crestview, a private equity firm based in New York, and the Company’s former Parent consummated a transaction whereby Crestview Partners III GP, L.P. became the beneficial owner of approximately 35% of the Company’s former Parent. Under the terms of the agreement, Crestview’s funds purchased units held by Avista and other unit holders, and separately made a $125.0 million primary investment in newly-issued units.

On April 29, 2016, funds managed by Avista and Crestview made an additional $40.0 million investment in newly-issued membership units in the Company’s former Parent.

As of June 30, 2017, all the proceeds from the funds’ investments of  Avista and Crestview in the amount of $143.3 million, net of transaction costs have been contributed to the Company.

During the six months ended June 30, 2017, the Company’s former Parent bought back vested Class A and Class B units from certain former employees of the Company. The former employees had the option to sell their units at a price set by the Company’s former Parent or decline such offer. The cash proceeds used to repurchase such units have been contributed down to the Company and reflected as such. The Company repurchased 415,494 of Class A units and 243,270 of Class B units for $8.8 million.

As a result of the Company’s IPO, the Class A and Class B shares were converted to commons shares of the Company.

As of June 30, 2017 and December 31, 2016, the receivable balance from the former Parent and Members amounted to $nil and $0.3 million, respectively.

Note 13. Subsequent Events

Refinancing of the Term B Loans and Revolving Credit Facility

On July 17, 2017, the Company entered into an eighth amendment (“Eighth Amendment”)  to its credit agreement with the Company, as parent guarantor, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as the administrative agent and revolver agent, and the other parties thereto, whereby (i) the Company borrowed new Term B loans in an aggregate principal amount of $230.5 million, for a total outstanding Term B loan principal amount of $2.28 billion and (ii) the revolving credit commitments were increased by an aggregate principal amount of $100.0 million, for a total outstanding revolving credit commitment of $300.0 million available to the Company under the revolving credit facility. The new Term B loans will mature on August 19, 2023 and bear interest, at the Company’s option, at a rate equal to ABR plus 2.25% or LIBOR plus 3.25%. Loans under the revolving credit facility will mature on May 31, 2022 and bear interest, at the Company’s option, at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%.  The guarantees, collateral and covenants in the Eighth Amendment remain unchanged from those contained in the credit agreement prior to the Eighth Amendment.

Redemption of 10.25% Senior Notes

On July 17, 2017, the Company used the proceeds of the new Term B loans, and borrowed $180.0 million under its revolving credit facility and cash on hand, to refinance the Company’s existing Term B loans, to fully redeem all of the Company’s outstanding 10.25% Senior Notes due 2019 (the “Senior Notes”) and to pay certain fees and expenses (collectively, the “Debt Refinancing”).  In connection with the Debt Refinancing, the Company satisfied and discharged the indenture governing the Senior Notes.  The Company paid $729.9 million in principal amount, incurred prepayment fees of $18.7 million and paid accrued interest of $37.6 million.

Sale of Chicago Fiber Network

On August 1, 2017, the Company entered into a definitive agreement to sell a portion of its fiber network in the Company’s Chicago market to a subsidiary of Verizon for $225.0 million in cash. In addition, the Company and Verizon will enter into a new agreement pursuant to which the Company will complete the build-out of the network in exchange for approximately $50.0 million. The $50.0 million will be payable as such network elements are completed. The Company anticipates such network will be completed in the second half of 2018.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not historical facts contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events. Such statements involve certain risks, uncertainties and assumptions. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to:

•                  the wide range of competition we face;

•                  competitors that are larger and possess more resources;

•                  competition for the leisure and entertainment time of audiences;

•                  whether our edge-out strategy will succeed;

•                  dependence upon a business services strategy, including our ability to secure new businesses as customers;

•                  conditions in the economy, including potentially uncertain economic conditions, high unemployment levels and turbulent developments in the housing market;

•                  demand for our bundled broadband communications services may be lower than we expect;

•                  our ability to respond to rapid technological change;

•                  increases in programming and retransmission costs;

•                  a decline in advertising revenues;

•                  the effects of regulatory changes in our business;

•                  our substantial level of indebtedness;

•                  certain covenants in our debt documents;

•                  programming exclusivity in favor of our competitors;

•                  inability to obtain necessary hardware, software and operational support;

•                  loss of interconnection arrangements;

•                  failure to receive support from various funds established under federal and state law;

•                  exposure to credit risk of customers, vendors and third parties;

•                  strain on business and resources from future acquisitions or joint ventures, or the inability to identify suitable acquisitions;

•                  our ability to manage the risks involved in the foregoing; and

other factors described from time to time in our reports filed or furnished with the SEC, and in particular those factors set forth in the section entitled “Risk Factors” in our final prospectus filed with the SEC on May 25, 2017 and other reports subsequently filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

Overview

We are the sixth largest cable operator in the United States ranked by number of customers as of December 31, 2016. We provide HSD, Video, Telephony, and business-class services to a service area that includes approximately 3.0 million homes and businesses. Our services are delivered across nineteen markets via our advanced HFC cable network. Our footprint covers over 300 communities in the states of Alabama, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, Ohio, South Carolina and Tennessee. Led by our robust HSD offering, our products are available either as a bundle or as an individual service to residential and business services customers. As of June 30, 2017, 776,500 customers subscribed to our services.

Since commencing operations in 2001, our focus has been to offer a competitive alternative cable service and establish a brand with a strong market position. We have scaled our business through (i) organic subscriber growth and increased penetration within our existing markets and footprint, (ii) edge-outs to grow our footprint, (iii) upgrades to introduce enhanced broadband services to networks we have acquired, (iv) entry into business services, with a broad range of HSD, Video and Telephony products, and (v) acquisitions and integration of cable systems.

We operate primarily in economically stable suburbs that are adjacent to large metropolitan areas as well as secondary and tertiary markets, which we believe have favorable competitive and demographic profiles and include businesses operating across a range of industries. We benefit from the ability to augment our footprint by pursuing value-accretive network extensions, or edge-outs, to increase our addressable market and grow our customer base. We have historically made selective capital investments in edge-outs to facilitate growth in residential and business services.

We are focused on efficient capital spending and maximizing adjusted earnings before income taxes, depreciation and amortization (“Adjusted EBITDA”) through an Internet-centric growth strategy while maintaining a profitable video subscriber base. Based on our per subscriber economics, we believe that HSD represents the greatest opportunity to enhance profitability across our residential and business markets. We believe that our advanced network is designed to meet our current and future customers’ HSD needs. We offer HSD speeds up to 500 Mbps in over 94% of our footprint with the capability to offer 1 Gbps or more in all of our markets.

Our most significant competitors are other cable television operators, direct broadcast satellite providers and certain telephone companies that offer services that provide features and functionality similar to our HSD, Video and Telephony services. We believe that our strategy of operating primarily in suburban areas provides better operating and financial stability compared to the more competitive environments in large metropolitan markets. We have a history of successfully competing in chosen markets despite the presence of competing incumbent providers through attractive high value bundling of our services and investments in new service offerings.

We believe that a prolonged economic downturn, especially any downturn in the housing market, may negatively impact our ability to attract new subscribers and generate increased revenues. Additional capital and credit market disruptions could cause broader economic downturns, which could also lead to lower demand for our products and lower levels of advertising sales. A slowdown in growth of the housing market could severely affect consumer confidence and may cause increased delinquencies or cancellations by our customers or lead to unfavorable changes in the mix of products purchased.

In addition, we are susceptible to risks associated with the potential financial instability of our vendors and third parties on which we rely to provide products and services or to which we delegate certain functions. The same economic conditions that may affect our customers, as well as volatility and disruption in the capital and credit markets, also could adversely affect vendors and third parties and lead to significant increases in prices, reduction in output or the bankruptcy of our vendors or third parties upon which we rely. In addition, programming costs are a significant part of our operating expenses and are expected to continue to increase primarily as a result of contractual rate increases and additional service offerings.

Ownership and Basis of Presentation

Our business commenced operations in 2001. WideOpenWest, Inc. (“WOW”) was founded in 2012 as WideOpenWest Kite, Inc., a Delaware corporation. WideOpenWest Kite, Inc. subsequently changed its name to WideOpenWest, Inc. in March 2017. We were wholly owned by Racecar Acquisition, LLC (“Racecar Acquisition”), which is a wholly owned subsidiary of WideOpenWest Holdings, LLC (the “Parent”).

On April 1, 2016, we consummated a restructuring (the “Restructuring”) whereby WideOpenWest Finance, LLC (“WOW Finance”) became a wholly owned subsidiary of WOW. Previously, WOW Finance was owned by WideOpenWest Illinois, Inc., WideOpenWest Ohio, Inc., WideOpenWest Cleveland, Inc., WOW Sigecom, Inc. and WOW (collectively, the “Members”). Prior to the Restructuring, the Members were wholly owned subsidiaries of Racecar Acquisition.

As a result of the Restructuring, each of the Members, other than WOW, merged with and into WOW. WOW became the sole subsidiary of Racecar Acquisition and WOW Finance became a wholly owned subsidiary of WOW.

On May 25, 2017, we completed an initial public offering (“IPO”) of shares of our common stock, which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “WOW”. Prior to our IPO, WOW was wholly owned by Racecar Acquisition, which is a wholly owned subsidiary of the Parent.  Subsequent to the IPO, Racecar Acquisition and Parent were liquidated and our shares distributed to their respective members. In the following context, the terms we, us, WOW, or the Company may refer, as the context requires, to WOW or, collectively, WOW and its subsidiaries.

Certain employees of WOW participated in equity plans administered by the Company’s former Parent. The management units from the equity plan were issued from the former Parent’s ownership structure, the management units’ value directly correlated to the results of WOW, as the primary asset of the former Parent’s investment in WOW. The management units for the equity plan have been “pushed down” to the Company, as the management units had been utilized as equity-based compensation for WOW management. Immediately prior to the Company’s IPO, these management units were cancelled.

Refinancing of Revolving Credit Facility

On May 31, 2017, the Company entered into a seventh amendment (“Seventh Amendment”) to its Credit Agreement, dated as of July 17, 2012 (“Credit Agreement”).

The Seventh Amendment (i) refinances the existing $200.0 million of borrowings available to the Company under the revolving credit facility and (ii) extends the maturity date of the revolving credit facility to May 31, 2022, unless an earlier date is triggered under certain circumstances. Loans under the revolving credit facility will bear interest, at the option of the Company, at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%.  Additionally, the Company entered into an Incremental Commitment Letter to its revolving credit facility that will increase the available borrowings to $300.0 million to become available upon compliance by the Company with certain conditions (see discussion on the eighth amendment to our credit facility below for further details whereby such conditionality was subsequently achieved as a result of the eighth amendment).The guarantees, collateral and covenants in the Seventh Amendment remain unchanged from those contained in the credit agreement prior to the Seventh Amendment. The Company recorded a $1.0 million loss on early extinguishment of debt in the three months ended June 30, 2017, primarily related to the write off of deferred financing costs and third party costs.

Refinancing of the Term B Loans and Revolving Credit Facility

On July 17, 2017, the Company entered into an eighth amendment to our credit agreement with WOW, as parent guarantor, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as the administrative agent and revolver agent, and the other parties thereto (the “Eighth Amendment”) whereby (i) we borrowed new Term B loans in an aggregate principal amount of $230.5 million, for a total outstanding Term B loan principal amount of $2.28 billion and (ii) the revolving credit commitments were increased by an aggregate principal amount of $100.0 million, for a total outstanding revolving credit commitment of $300.0 million available to us under the revolving credit facility. The new Term B loans will mature on August 19, 2023 and bear interest, at our option, at a rate equal to ABR plus 2.25% or LIBOR plus 3.25%. Loans under the revolving credit facility will mature on May 31, 2022 and bear interest, at our option, at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%.  The guarantees, collateral and covenants in the Eighth Amendment remain unchanged from those contained in the credit agreement prior to the Eighth Amendment.

Redemption of 10.25% Senior Notes

On July 17, 2017, we used the proceeds of the new term B loans, and borrowed $180.0 million under our revolving credit facility and cash on hand, to refinance our existing term B loans, to fully redeem all of the Company’s outstanding 10.25% Senior Notes due 2019 (the “Senior Notes”) and to pay certain fees and expenses (collectively, the “Debt Refinancing”).  In connection with the Debt Refinancing, we satisfied and discharged the indenture governing the Senior Notes.  We paid $729.9 million in principal amount, incurred prepayment fees of $18.7 million and paid accrued interest of $37.6 million.

Sale of Lawrence, Kansas System

On January 12, 2017, we and Midcontinent Communications (“MidCo”) consummated an asset purchase agreement under which MidCo acquired our Lawrence, Kansas system for net proceeds of approximately $213.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the Agreement. The results of our Lawrence, Kansas system are included in the three and six months ended June 30, 2016 unaudited condensed consolidated financial statements but not included in the three and six months ended June 30, 2017 unaudited condensed consolidated financial statements.

Retirement of 13.38% Senior Subordinated Notes

During the years ended December 31, 2016 and 2015, we made three redemption payments to early retire our 13.38% Senior Subordinated Notes. The final redemption payment was made on December 18, 2016.

Avista and Crestview Partners Investment

On December 18, 2015, our former Parent consummated a transaction whereby Crestview Partners III GP, L.P. became the beneficial owner of approximately 35% of our former Parent. Under terms of the agreement (the “Crestview Purchase Agreement”), Crestview’s funds purchased units held by Avista Capital Partners (“Avista”) and other unit holders, and separately made a $125.0 million primary investment in newly-issued units.

On April 29, 2016, funds managed by Avista and Crestview made an additional $40.0 million investment in newly-issued membership units in our former Parent.

As of June 30, 2017, all the proceeds from the funds’ investments of Avista and Crestview in the amount of $143.3 million, net of transaction costs have been contributed to the Company.

Critical Accounting Policies and Estimates

In the preparation of our unaudited condensed consolidated financial statements, we are required to make estimates, judgments and assumptions we believe are reasonable based upon the information available, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe the following accounting policies are the most critical in the preparation of our unaudited condensed consolidated financial statements because of the judgment necessary to account for these matters and the significant estimates involved, which are susceptible to change.

Valuation of Plant, Property and Equipment and Intangible Assets

Carrying Value.  The aggregate carrying value of our plant, property and equipment and intangible assets (including franchise operating rights and goodwill) comprised approximately 82% and 95% of our total assets at June 30, 2017 and December 31, 2016, respectively.

Plant, property and equipment are recorded at cost and include costs associated with the construction of cable transmission and distribution facilities and new service installations at customer locations. Capitalized costs include materials, labor and certain indirect costs attributable to the capitalization activity. Maintenance and repairs are expensed as incurred. Upon sale or retirement of an asset, the cost and related depreciation are removed from the related accounts, and resulting gains or losses are reflected in operating results. We make judgments regarding the installation and construction activities to be capitalized. We capitalize direct labor associated with capitalizable activities and indirect cost using standards developed from operational data, including the proportionate time to perform a new installation relative to the total technical operations activities and an evaluation of the nature of the indirect costs incurred to support capitalizable activities. Judgment is required to determine the extent to which indirect costs that have been incurred are related to capitalizable activities and, as a result, should be capitalized. Indirect costs include (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable cost of installation and construction vehicle costs, (iii) the direct variable costs of support personnel directly involved in assisting with installation activities, such as dispatchers and (iv) indirect costs directly attributable to capitalizable activities.

Intangible assets consist primarily of acquired franchise operating rights, franchise-related customer relationships and goodwill. Franchise operating rights represent the value attributable to agreements with local franchising authorities, which allows access to homes in the public right of way. Our franchise operating rights were acquired through business combinations. We do not amortize cable franchise operating rights as we have determined that they have an indefinite life. Costs incurred in negotiating and renewing cable franchise agreements are expensed as incurred. Franchise-related customer relationships represent the value of the benefit to us of acquiring the existing cable subscriber base and are amortized over the estimated life of the subscriber base, generally four years, on a straight-line basis. Goodwill represents the excess purchase price over the fair value of the identifiable net assets we acquired in business combinations.

Asset Impairments.  Long-lived assets, including plant, property and equipment and intangible assets subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

We evaluate the recoverability of our franchise operating rights at least annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. Franchise operating rights are evaluated for impairment by comparing the carrying value of the intangible asset to its estimated fair value, utilizing both quantitative and qualitative methods. Qualitative analysis is performed for franchise assets in the event the previous analysis indicates that there is a significant margin between carrying value of franchise operating rights and estimated fair value of those rights, and that it is more likely than not that the estimated fair values equal or exceed carrying value. For franchise assets that undergo quantitative analysis, we calculate the fair value of franchise operating rights using the multi-period excess earnings method, an income approach, which calculates the value of an intangible asset by discounting its future cash flows. The fair value is determined based on estimated discrete discounted future cash flows attributable to each franchise operating right intangible asset using assumptions consistent with internal forecasts. Assumptions key in estimating fair value under this method include, but are not limited to, revenue and subscriber growth rates (less anticipated customer churn), operating expenditures, capital expenditures (including any build out), market share achieved, contributory asset charge rates, tax rates and discount rate. The discount rate used in the model represents a weighted average cost of capital and the perceived risk associated with an intangible asset such as our franchise operating rights. The estimates and assumptions made in our valuations are inherently subject to significant uncertainties, many of which are beyond our control, and there is no assurance that these results can be achieved. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would significantly affect the measurement value include the assumptions regarding revenue growth, programming expense growth rates, the amount and timing of capital expenditures and the discount rate utilized.

We conduct our cable operations under the authority of state cable television franchises, except in Alabama and parts of Michigan where we continue to operate under local franchises. Our franchises generally have service terms that last from five to 15 years, but we operate in some states that have perpetual terms. All of our term-limited franchise agreements are subject to renewal. The renewal process for our state franchises is specified by state law and tends to be a simple process, requiring the filing of a renewal application with information no more burdensome than that contained in our original application. Although renewal is not assured, there are provisions in the law that protect the Company from arbitrary or unreasonable denial. This is especially true for competitive cable providers like us. In most areas in which we operate, we are a “competitive” operator, meaning that we compete directly in the service area with at least one other franchised cable operator. The Cable Television Consumer Protection and Competition Act of 1992 (the “Cable Act”) says that “a franchising authority may not unreasonably refuse to award an additional competitive franchise.” The Cable Act also provides a formal renewal process that protects cable operators against arbitrary or unreasonable refusals to renew a franchise. In those few areas where we operate under local franchises, we can use this formal renewal process if needed.

In our experience, state and local franchising authorities encourage our entry into the market, as our competitive presence often leads to overall better service, more service options and lower prices. In our and our expert advisors’ experience, it has not been the practice for a franchising authority to deny a cable franchise renewal. We have never had a renewal denied.

We also, at least annually on October 1, evaluate our goodwill for impairment for each reporting unit (which generally are represented by geographical operations of cable systems managed by us), utilizing both quantitative and qualitative methods. Qualitative analysis is performed for goodwill in the event the previous analysis indicates that there is a significant margin between carrying value of goodwill and estimated fair value of the reporting units, and that it is more likely than not that the estimated fair value equals or exceeds carrying value. For our quantitative evaluation of our goodwill, we utilize both an income approach as well as a market approach. The income approach utilizes a discounted cash flow analysis to estimate the fair value of each reporting unit, while the market approach utilizes multiples derived from actual precedent transactions of similar businesses and market valuations of guideline public companies. In the event that the carrying amount exceeds the fair value, we would be required to estimate the fair value of the assets and liabilities of the reporting unit as if the unit was acquired in a business combination, thereby revaluing goodwill. Any excess of the carrying value of goodwill over the revalued goodwill would be expensed as an impairment loss.

Fair Value Measurements

GAAP provides guidance for a framework for measuring fair value in the form of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Financial assets and liabilities are classified by level in their entirety based upon the lowest level of input that is significant to the fair value measurement. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability due to the fact there is no market activity. We record our interest rate swaps at fair value on the balance sheet and perform recurring fair value measurements with respect to these derivative financial instruments. The fair value measurements of our interest rate swaps were determined using cash flow valuation models. The inputs to the cash flow models consist of, or are derived from, observable data for substantially the full term of the swaps. This observable data includes interest and swap rates, yield curves and credit ratings, which are retrieved from available market data. The valuations are then adjusted for our own nonperformance risk as well as the counterparty as required by the provisions of the authoritative guidance using a discounted cash flow technique that accounts for the duration of the interest rate swaps and our and the counterparty’s risk profile.

We also have non-recurring valuations primarily associated with (i) the application of acquisition accounting and (ii) impairment assessments, both of which require that we make fair value determinations as of the applicable valuation date. In making these determinations, we are required to make estimates and assumptions that affect the recorded amounts, including, but not limited to, expected future cash flows, market comparables and discount rates, remaining useful lives of long-lived assets, replacement or reproduction costs of property and equipment and the amounts to be recovered in future periods from acquired net operating losses and other deferred tax assets. To assist us in making these fair value determinations, we may engage third- party valuation specialists. Our estimates in this area impact, among other items, the amount of depreciation and amortization, and any impairment charges that we may report. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. A significant portion of our long-lived assets were initially recorded through the application of acquisition accounting and all of our long-lived assets are subject to periodic or event-driven impairment assessments.

Legal and Other Contingencies

Legal and other contingencies have a high degree of uncertainty. When a loss from a contingency becomes estimable and probable, a reserve is established. The reserve reflects management’s best estimate of the probable cost of ultimate resolution of the matter and is revised as facts and circumstances change. A reserve is released when a matter is ultimately brought to closure or the statute of limitations lapses. The actual costs of resolving a claim may be substantially different from the amount of reserve we recorded. In addition, in the normal course of business, we are subject to various other legal and regulatory claims and proceedings directed at or involving us, which in our opinion will not have a material adverse effect on our financial position or results of operations or liquidity.

Programming Agreements

We exercise significant judgment in estimating programming expense associated with certain video programming contracts. Our policy is to record video programming costs based on our contractual agreements with our programming vendors, which are generally multi-year agreements that provide for us to make payments to the programming vendors at agreed upon market rates based on the number of customers to which we provide the programming service. If a programming contract expires prior to the parties’ entry into a new agreement and we continue to distribute the service, we estimate the programming costs during the period there is no contract in place. In doing so, we consider the previous contractual rates, inflation and the status of the negotiations in determining our estimates. When the programming contract terms are finalized, an adjustment to programming expense is recorded, if necessary, to reflect the terms of the new contract. We also make estimates in the recognition of programming expense related to other items, such as the accounting for free periods, timing of rate increases and credits from service interruptions, as well as the allocation of consideration exchanged between the parties in multiple-element transactions.

Significant judgment is also involved when we enter into agreements which result in us receiving cash consideration from the programming vendor, usually in the form of advertising sales, channel positioning fees, launch support or marketing support. In these situations, we must determine based upon facts and circumstances if such cash consideration should be recorded as revenue, a reduction in programming expense or a reduction in another expense category (e.g., marketing).

Income Taxes

We account for income taxes under the asset and liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Additionally, the impact of changes in the tax rates and laws on deferred taxes, if any, is reflected in the condensed consolidated financial statements in the period of enactment.

As a result of the Restructuring, WOW Finance became a single member LLC for U.S. federal income tax purposes. The Restructuring is treated as a change in tax status related to WOW Finance, since a single member LLC is required to record current and deferred income taxes reflecting the results of its operations.

From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and dispositions, including dispositions designed to be tax-deferred transactions for tax purposes, investments and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We prepare and file tax returns based on interpretations of tax laws and regulations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax, interest and penalty assessments by these taxing authorities. In determining our income tax provision for financial reporting purposes, we establish a reserve for uncertain income tax positions unless such positions are determined to be more likely than not of being sustained upon examination, based on their technical merits, and, accordingly, for financial reporting purposes, we only recognize tax benefits taken on the tax return that we believe are more likely than not of being sustained. There is considerable judgment involved in determining whether positions taken on the tax return are more likely than not of being sustained.

We adjust our tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The condensed consolidated income tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. Our policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of income tax provision.

Homes Passed and Subscribers

We report homes passed as the number of serviceable addresses, such as single residence homes, apartments and condominium units, and businesses passed by our broadband network and listed in our database. We report total subscribers as the number of subscribers who receive at least one of our HSD, Video or Telephony services, without regard to which or how many services they subscribe. We define each of the individual HSD subscribers, Video subscribers and Telephony subscribers as a RGU. The following table summarizes homes passed, total subscribers and total RGUs for our services as of each respective date:

									Increase/ (decrease) (4)
	Sep. 30, 2015	Dec. 31, 2015	Mar. 31, 2016	Jun. 30, 2016 (2)(3)	Sep. 30, 2016	Dec. 31, 2016	Mar. 31, 2017	Jun. 30, 2017(3)	Jun. 30, 2017 vs. Jun. 30, 2016
Homes passed	2,997,200	3,003,100	3,010,700	3,022,800	3,075,000	3,094,300	3,047,800	3,072,500	49,700
Total subscribers(1)	781,700	777,800	784,600	785,600	800,800	803,400	780,100	776,500	(9,100)
HSD RGUs	712,300	712,500	722,200	725,700	742,000	747,400	729,000	727,600	1,900
Video RGUs	564,500	547,500	537,200	524,300	514,900	501,400	474,000	458,200	(66,100)
Telephony RGUs	310,600	296,800	286,600	277,500	267,400	258,100	243,000	235,400	(42,100)
Total RGUs	1,587,400	1,556,800	1,546,000	1,527,500	1,524,300	1,506,900	1,446,000	1,421,200	(106,300)

(1)                                 Defined as the number of subscribers who receive at least one of our HSD, Video or Telephony services, without regard to which or how many services they subscribe.

(2)                                 Includes the following homes passed and subscriber numbers related to our Lawrence, Kansas system which was divested on January 12, 2017: homes passed was 67,700; total subscribers was 30,600; HSD RGUs was 27,800; Video RGUs was 15,600; Telephony RGUs was 7,400; and Total RGUs was 50,800.

(3)                                 Includes the following homes passed and subscriber numbers related to our NuLink acquisition which closed on September 9, 2016: homes passed was 36,000; total subscribers was 14,600; HSD RGUs was 13,200; Video RGUs was 9,000; Telephony RGUs was 3,300; and Total RGUs was 25,500.

(4)                                 Increase (decrease) in homes passed and subscriber numbers during the twelve months ended June 30, 2017 related to edge-outs includes the following; homes passed was 61,400; total subscribers was 13,400; HSD RGUs was 13,400; Video RGUs was 7,600; Telephony RGUs was 2,900; and Total RGUs was 23,800.

For the quarter ended June 30, 2017, total subscribers decreased by approximately 9,100 compared to the quarter ended June 30, 2016. Excluding the impact of the NuLink acquisition, the Lawrence disposition and edge-outs, total subscribers decreased by approximately 6,500 over this period.

For the quarter ended June 30, 2017, total HSD RGUs increased by approximately 1,900 compared to the quarter ended June 30, 2016. Excluding the impact of the NuLink acquisition, the Lawrence disposition and edge-outs, total HSD RGUs increased by approximately 3,200 over this period.

For the quarter ended June 30, 2017, total Video RGUs decreased by approximately 66,100 compared to the quarter ended June 30, 2016. Excluding the impact of the NuLink acquisition, the Lawrence disposition and edge-outs, Video RGUs decreased by approximately 67,000 over this period.

For the quarter ended June 30, 2017, total Telephony RGUs decreased by approximately 42,100 compared to the quarter ended June 30, 2016. Excluding the impact of the NuLink acquisition, the Lawrence disposition and edge-outs, total Telephony RGUs decreased by approximately 40,900 over this period.

For the quarter ended June 30, 2017, total RGUs decreased by approximately 106,300 compared to the quarter ended June 30, 2016. Excluding the impact of the NuLink acquisition, the Lawrence disposition and edge-outs, total RGUs decreased by approximately 104,700 over this period.

Subscriber information for acquired entities is preliminary and subject to adjustment until we have completed our review of such information and determined that it is presented in accordance with our policies. While we take appropriate steps to ensure subscriber information is presented on a consistent and accurate basis at any given balance sheet date, we periodically review our policies in light of the variability we may encounter across our different markets due to the nature and pricing of products and services and billing systems. Accordingly, we may from time to time make appropriate adjustments to our subscriber information based on such reviews.

Financial Statement Presentation

Revenue

Our operating revenue is primarily derived from monthly charges for HSD, Video, and Telephony to residential and business customers, other business services, advertising and other revenues.

•                  HSD revenue consists primarily of fixed monthly fees for data service and rental of cable modems.

•                  Video revenue consists of fixed monthly fees for basic, premium and digital cable television services and rental of video converter equipment, as well as fees from pay-per-view, video-on-demand and other events that involve a charge for each viewing.

•                  Telephony revenue consists primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service.

•                  Other business service revenue consists of session initiated protocol, web hosting, metro Ethernet, wireless backhaul, advanced collocation and cloud infrastructure services.

•                  Other revenue consists primarily of franchise and other regulatory fees, broadband carrier services, dark fiber sales and installation services.

Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our cable systems were 87% for the six months ended June 30, 2017 and 2016. The remaining percentage of non-subscription revenue is derived primarily from franchise and other regulatory fees (which are collected by us but then paid to local authorities), advertising revenues and installation services.

Costs and Expenses

Our expenses primarily consist of operating, selling, general and administrative expenses, depreciation and amortization expense, and interest expense.

Operating expenses primarily include programming costs, data costs, transport costs and network access fees related to our HSD and Telephony services, cable service related expenses, costs of dark fiber sales, network operations and maintenance services, customer service and call center expenses, bad debt, billing and collection expenses, franchise fees and other regulatory fees.

Selling, general and administrative expenses primarily include salaries and benefits of corporate and field management, sales and marketing personnel, human resources and related administrative costs.

Operating and selling, general and administrative expenses exclude depreciation and amortization expense, which is presented separately in the accompanying unaudited condensed consolidated statements of operations.

Depreciation and amortization expenses include depreciation of our broadband networks and equipment, buildings and leasehold improvements and amortization of other intangible assets with definite lives primarily related to acquisitions.

Realized and unrealized gain on derivative instruments, net includes adjustments to fair value for the various interest rate swaps and caps we enter into on the required portions of our outstanding variable debt. As we do not use hedge accounting for financial reporting purposes, at the end of each reporting period, the adjustments to fair value of our interest rate swaps and caps are recorded to earnings.

We control our costs of operations by maintaining strict controls on expenditures. More specifically, we are focused on managing our cost structure by improving workforce productivity, increasing the effectiveness of our purchasing activities and maintaining discipline in customer acquisition. We expect programming expenses to continue to increase due to a variety of factors, including increased demands by owners of some broadcast stations for carriage of other services or payments to those broadcasters for retransmission consent and annual increases imposed by programmers with additional selling power as a result of media consolidation. We have not been able to fully pass these increases on to our customers without the loss of customers, nor do we expect to be able to do so in the future.

Results of operations

The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016:

	Three months ended June 30,		Change
	2017	2016	$	%
	(in millions)
Revenue	$297.5	$307.5	$(10.0)	(3)%
Costs and expenses:
Operating (excluding depreciation and amortization)	157.4	167.5	(10.1)	(6)%
Selling, general and administrative	32.5	27.6	4.9	18%
Depreciation and amortization	50.8	52.9	(2.1)	(4)%
Management fee to related party	0.5	0.5	—	*
	241.2	248.5	(7.3)	(3)%
Income from operations	56.3	59.0	(2.7)	(5)%
Other income (expense):
Interest expense	(44.1)	(55.2)	11.1	20%
Loss on early extinguishment of debt	(1.0)	(2.5)	1.5	60%
Loss on sale of assets	(0.3)	—	(0.3)	*
Realized and unrealized gain on derivative instruments, net	—	1.2	(1.2)	*
Other income, net	—	0.1	(0.1)	*
Income before provision for income taxes	10.9	2.6	8.3	*
Income tax (expense) benefit	(5.9)	11.6	(17.5)	*
Net income	$5.0	$14.2	$(9.2)	(65)%

The results of our Lawrence, Kansas system are included in the three months ended June 30, 2016 but are not included in the three months ended June 30, 2017.

*                 Not meaningful

The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016:

	Six months ended June 30,		Change
	2017	2016	$	%
	(in millions)
Revenue	$597.5	$609.8	$(12.3)	(2)%
Costs and expenses:
Operating (excluding depreciation and amortization)	317.2	332.0	(14.8)	(4)%
Selling, general and administrative	62.8	53.6	9.2	17%
Depreciation and amortization	101.1	105.4	(4.3)	(4)%
Management fee to related party	1.0	0.9	0.1	11%
	482.1	491.9	(9.8)	(2)%
Income from operations	115.4	117.9	(2.5)	(2)%
Other income (expense):
Interest expense	(89.8)	(109.4)	19.6	18%
Loss on early extinguishment of debt	(6.0)	(2.5)	3.5	*
Gain on sale of assets	38.4	—	38.4	*
Realized and unrealized gain on derivative instruments, net	—	2.3	(2.3)	*
Other income, net	1.4	0.1	1.3	*
Income before provision for income taxes	59.4	8.4	51.0	*
Income tax benefit	18.0	10.1	7.9	78%
Net income	$77.4	$18.5	$58.9	*

The results of our Lawrence, Kansas system are included in the six months ended June 30, 2016 but are not included in the six months ended June 30, 2017.

*                 Not meaningful

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Revenue

Revenue for the three months ended June 30, 2017 decreased $10.0 million, or 3%, as compared to revenue for the three months ended June 30, 2016 as follows:

	Three months ended June 30,		Change
	2017	2016	$	%
	(in millions)
Residential subscription	$231.3	$239.0	$(7.7)	(3)%
Business services subscription	28.7	26.9	1.8	7%
Total subscription	260.0	265.9	(5.9)	(2)%
Other business services	10.6	13.6	(3.0)	(22)%
Other	26.9	28.0	(1.1)	(4)%
	$297.5	$307.5	$(10.0)	(3)%

Total subscription revenue decreased $5.9 million, or 2%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. Contributing to the decrease were approximately $18.5 million of year over year reductions in average total revenue generating units (“RGUs”) and $10.0 million related to the disposition of our Lawrence, Kansas system on January 12, 2017. Offsetting these decreases was a $17.2 million increase in total subscription revenue as a result of increases in the average revenue per unit (“ARPU”) of our customer base, which is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period which was driven by customer rate increases to offset the rising cost of programming per subscriber. Additionally, we had an increase of $5.4 million of subscription revenue generated from our NuLink acquisition on September 9, 2016.

The decrease in other business services revenue of $3.0 million, or 22%, is primarily due to decreased revenue generated by network construction activities, partially offset by increases in recurring revenue related to our fiber network.

The decrease in other revenue of $1.1 million, or 4%, is primarily due to decrease in advertising revenues for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

The following table details subscription revenue by service offering for the three months ended June 30, 2017 and June 30, 2016:

	Three months ended June 30,				Subscription Revenue
	2017		2016		Change
	Subscription Revenue	Average RGUs(1)	Subscription Revenue	Average RGUs(1)	$	%
	(in millions)	(in thousands)	(in millions)	(in thousands)
HSD subscription	$99.9	728.3	$92.4	724.0	$7.5	8%
Video subscription	126.0	466.1	133.8	530.8	(7.8)	(6)%
Telephony subscription	34.1	239.2	39.7	282.0	(5.6)	(14)%
	$260.0		$265.9		$(5.9)	(2)%

(1)                                 Average subscribers is presented in thousands and is calculated based on reported subscribers and is not adjusted for changes related to the disposition of our Lawrence, Kansas system and acquisition of NuLink.

HSD subscription revenue increased $7.5 million, or 8%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The increase in HSD subscription revenue is primarily attributable to a $2.6 million increase in average HSD RGUs, a $6.7 million year over year increase in HSD ARPU and a $2.6 million increase in HSD subscription revenue related to our NuLink acquisition on September 9, 2016. Partially offsetting the overall increase was a $4.4 million decrease related to the disposition of our Lawrence, Kansas system on January 12, 2017.

Video subscription revenue decreased $7.8 million, or 6%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The decrease is primarily attributable to a year over year decrease of $15.6 million related to a decline in average Video RGUs and $4.4 million related to the disposition of our Lawrence, Kansas system on January 12, 2017. Partially offsetting the overall decrease was a $10.1 million increase year over year in Video ARPU and a $2.1 million increase in video subscription revenue related to our Nulink acquisition on September 9, 2016.

Telephony subscription revenue decreased $5.6 million, or 14%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The decrease is attributable to a $5.5 million decrease related to a year over year decline in average Telephony RGUs, a $0.5 million increase in year over year Telephony ARPU and $1.2 million decrease related to the disposition of our Lawrence, Kansas system on January 12, 2017. Partially offsetting these decreases was a $0.6 million increase in Telephony subscription revenue related to our Nulink acquisition on September 9, 2016.

Operating expenses (excluding depreciation and amortization)

Operating expenses (excluding depreciation and amortization) decreased $10.1 million, or 6%, in the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. The decrease is primarily due to decreased Video programming costs and direct Telephony costs that correlate to the decreases in Video and Telephony RGUs, decreased costs related to our network construction activities and overall reduced costs from our disposition of our Lawrence, Kansas system.  Partially offsetting the decreases were increases in operational taxes and repair and maintenance.

Incremental contribution

A presentation of incremental contribution, a non-GAAP measure, is included below.

Incremental contribution is included herein because we believe that it is a key metric used by our management to assess the financial performance of the business by showing how the relative relationship of the various components of subscription services contributes to our overall consolidated historical results. Our management further believes that it provides useful information to investors in evaluating our financial condition and results of operations because the additional detail illustrates how an incremental dollar of revenue, by particular service type, generates cash, before any unallocated costs are considered, which we believe is a key component of our overall strategy and important for understanding what drives our cash flow position relative to our historical results. We believe that when evaluating our business, investors apply varying degrees of importance to the different types of subscription revenue we generate and providing supplemental detail on these services, as well as third party costs associated with each service, is useful to investors because it allows investors to better evaluate these aspects of our performance. Incremental contribution is defined by WOW as the components of subscription revenue, less costs directly incurred from third parties in connection with the provision of such services to our customers.

Incremental contribution is not made in accordance with GAAP and our use of the term incremental contribution varies from others in our industry. Incremental contribution has important limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP as it does not identify or allocate any other operating costs and expenses that are components of our income from operations to specific subscription revenues as we do not measure or record such costs and expenses in a manner that would allow attribution to a specific component of subscription revenue. Accordingly, incremental contribution should not be considered as an alternative to operating income or any other performance measures derived in accordance with GAAP as measures of operating performance or operating cash flows, or as measures of liquidity.

The following tables provide the most comparable GAAP measurements (i.e. income from operations) for the three months ended June 30, 2017 and June 30, 2016:

	Three months ended June 30,
	2017	2016
	(in millions)
Income from operations	$56.3	$59.0

Incremental contribution for the provision of such services for the three months ended June 30, 2017 and 2016 are as follows:

	Three months ended June 30,		Change
	2017	2016	$	%
	(in millions)
HSD subscription revenue	$99.9	$92.4	$7.5	8%
HSD expenses(1)	3.5	3.9	(0.4)	(10)%
HSD incremental contribution	$96.4	$88.5	$7.9

	Three months ended June 30,		Change
	2017	2016	$	%
	(in millions)
Video subscription revenue	$126.0	$133.8	$(7.8)	(6)%
Video expenses(2)	86.1	90.4	(4.3)	(5)%
Video incremental contribution	$39.9	$43.4	$(3.5)

	Three months ended June 30,		Change
	2017	2016	$	%
	(in millions)
Telephony subscription revenue	$34.1	$39.7	$(5.6)	(14)%
Telephony expenses(3)	3.5	4.2	(0.7)	(17)%
Telephony incremental contribution	$30.6	$35.5	$(4.9)

(1)                                 HSD expenses represent costs incurred from third-party vendors related to maintaining our network and Internet connectivity fees.

(2)                                 Video expenses represent fees paid to content providers for programming.

(3)                                 Telephony expenses represent costs incurred from third-party providers for leased circuits, interconnectivity and switching costs.

The following table provides a reconciliation of incremental contribution to income from operations, which is the most directly comparable GAAP measure, for the three months ended June 30, 2017 and June 30, 2016:

	Three months ended June 30,
	2017	2016
	(in millions)
Income from operations	$56.3	$59.0
Revenue (excluding subscription revenue)	(37.5)	(41.6)
Other non-allocated operating expense (excluding depreciation and amortization)(1)	64.3	69.0
Selling, general and administrative(1)	32.5	27.6
Depreciation and amortization(1)	50.8	52.9
Management fee to related party(1)	0.5	0.5
	$166.9	$167.4
HSD incremental contribution	$96.4	$88.5
Video incremental contribution	39.9	43.4
Telephony incremental contribution	30.6	35.5
Total incremental contribution	$166.9	$167.4

(1)                                 Operating expenses (other than third-party direct expenses excluding depreciation and amortization); selling, general and administrative; depreciation and amortization; and management fees to related party are not allocated by product or location for either internal or external reporting.

Selling, general and administrative (SG&A) expenses

Selling, general and administrative expenses increased $4.9 million, or 18%, in the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. The increases are mainly due to higher employee related costs, an increase in telecom taxes, as well as overhead costs related to our NuLink acquisition. Partially offsetting these increases were overall reduction in expenses related to our Lawrence, Kansas system disposition as well as decreased in our marketing and advertising activities.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased $2.1 million, or 4%, in the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. The decrease is primarily due to certain intangible assets related to our acquisitions becoming fully amortized and the disposition of our Lawrence, Kansas system.

Management fee to related party expenses

Prior to our IPO, we paid a quarterly management fee of approximately $0.4 million per quarter plus any travel and miscellaneous expenses to Avista and Crestview.  In addition, pursuant to a consulting agreement dated as of December 18, 2015 by and among Parent, Avista and Crestview, Crestview is entitled to 50% of any management fee actually received by Avista. Subsequent to our IPO, we do not pay such management fee to Avista and Crestview.

Interest expense

Interest expense decreased $11.1 million, or 20%, in the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. The decrease resulted from lower outstanding debt, and a lower blended rate on our overall debt mainly due to the early extinguishment of our 13.38% Senior Subordinated Notes during the latter part of 2016.

Income tax benefit (expense)

We reported total income tax benefit (expense) of ($5.9) million and $11.6 million for the three months ended June 30, 2017 and 2016, respectively. On January 12, 2017, the Company and MidCo consummated the Asset Purchase Agreement under which MidCo acquired the Company’s Lawrence, Kansas system, for gross proceeds of approximately $213.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the agreement. As a result of the sale, the Company has recorded an associated $11.1 million of income tax expense. In addition, a deferred income tax benefit of $39.3 million was recognized as a result of the change in valuation allowance. The change in valuation allowance was due primarily to the utilization of NOLs from the disposal of indefinite lived assets related to the Lawrence sale transaction.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Revenue

Revenue for the six months ended June 30, 2017 decreased $12.3 million, or 2%, as compared to revenue for the six months ended June 30, 2016 as follows:

	Six months ended June 30,		Change
	2017	2016	$	%
	(in millions)
Residential subscription	$463.7	$479.5	$(15.8)	(3)%
Business services subscription	56.8	52.7	4.1	8%
Total subscription	520.5	532.2	(11.7)	(2)%
Other business services	21.7	21.8	(0.1)	(1)%
Other	55.3	55.8	(0.5)	(1)%
	$597.5	$609.8	$(12.3)	(2)%

Total subscription revenue decreased $11.7 million, or 2%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. Contributing to the decrease were approximately $36.7 million of year over year reductions in average RGUs and $18.8 million related to the disposition of our Lawrence, Kansas system on January 12, 2017. Offsetting these decreases was a $32.9 million increase in total subscription revenue as a result of increases in ARPU which was driven by customer rate increases to offset the rising cost of programming per subscriber. Additionally, we had an increase of $10.9 million of subscription revenue generated from our NuLink acquisition on September 9, 2016.

The following table details subscription revenue by service offering for the six months ended June 30, 2017 and June 30, 2016:

	Six months ended June 30,				Subscription Revenue
	2017		2016		Change
	Subscription Revenue	Average RGUs(1)	Subscription Revenue	Average RGUs(1)	$	%
	(in millions)	(in thousands)	(in millions)	(in thousands)
HSD subscription	$196.8	751.4	$183.2	719.1	$13.6	7%
Video subscription	254.7	486.7	268.6	535.9	(13.9)	(5)%
Telephony subscription	69.0	250.0	80.4	287.2	(11.4)	(14)%
	$520.5		$532.2		$(11.7)	(2)%

(1)                                 Average subscribers is presented in thousands and is calculated based on reported subscribers and is not adjusted for changes related to the disposition of our Lawrence, Kansas system and acquisition of NuLink.

HSD subscription revenue increased $13.6 million, or 7%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The increase in HSD subscription revenue is primarily attributable to a $5.0 million increase in average HSD RGUs, a $11.4 million year over year increase in HSD ARPU and a $5.4 million increase in HSD subscription revenue related to our NuLink acquisition on September 9, 2016. Partially offsetting the overall increase was a $8.2 million decrease related to the disposition of our Lawrence, Kansas system on January 12, 2017.

Video subscription revenue decreased $13.9 million, or 5%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The decrease is primarily attributable to a year over year decrease of $30.5 million related to a decline in average Video RGUs and $8.3 million related to the disposition of our Lawrence, Kansas system on January 12, 2017. Partially offsetting the overall decrease was a $20.7 million increase year over year in Video ARPU and a $4.2 million increase in video subscription revenue related to our Nulink acquisition on September 9, 2016.

Telephony subscription revenue decreased $11.4 million, or 14%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The decrease is attributable to a $11.1 million decrease related to a year over year decline in average Telephony RGUs and a $2.4 million decrease related to the disposition of our Lawrence, Kansas system on January 12, 2017. Partially offsetting these decreases was a $0.8 million increase in year over year Telephony ARPU and a $1.3 million increase in Telephony subscription revenue related to our Nulink acquisition on September 9, 2016.

Operating expenses (excluding depreciation and amortization)

Operating expenses (excluding depreciation and amortization) decreased $14.8 million, or 4%, in the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The decrease is primarily due to decreased Video programming costs and direct Telephony costs that correlate to the decreases in Video and Telephony RGUs, decreased costs related to our network construction activities and overall reduced costs from our disposition of our Lawrence, Kansas system.  Partially offsetting the decreases were increased repair and maintenance costs.

Incremental contribution

A presentation of incremental contribution, a non-GAAP measure, is included below. See the prior presentation of incremental contribution for the three months ended June 30, 2017 for an explanation of why we present this metric and the limitations thereof.

The following tables provide the most comparable GAAP measurements (i.e. income from operations) for the six months ended June 30, 2017 and June 30, 2016:

	Six months ended June 30,
	2017	2016
	(in millions)
Income from operations	$115.2	$117.9

Incremental contribution for the provision of such services for the six months ended June 30, 2017 and 2016 are as follows:

	Six months ended June 30,		Change
	2017	2016	$	%
	(in millions)
HSD subscription revenue	$196.8	$183.2	$13.6	7%
HSD expenses(1)	6.8	7.4	0.6	8%
HSD incremental contribution	$190.0	$175.8	$14.2	8%

	Six months ended June 30,		Change
	2017	2016	$	%
	(in millions)
Video subscription revenue	$254.7	$268.6	$(13.9)	(5)%
Video expenses(2)	174.9	181.2	6.3	3%
Video incremental contribution	$79.8	$87.4	$(7.6)	(9)%

	Six months ended June 30,		Change
	2017	2016	$	%
	(in millions)
Telephony subscription revenue	$69.0	$80.4	$(11.4)	(14)%
Telephony expenses(3)	6.8	8.5	1.7	20%
Telephony incremental contribution	$62.2	$71.9	$(9.7)	(13)%

(1)                                 HSD expenses represent costs incurred from third-party vendors related to maintaining our network and Internet connectivity fees.

(2)                                 Video expenses represent fees paid to content providers for programming.

(3)                                 Telephony expenses represent costs incurred from third-party providers for leased circuits, interconnectivity and switching costs.

The following table provides a reconciliation of incremental contribution to income from operations, which is the most directly comparable GAAP measure, for the six months ended June 30, 2017 and June 30, 2016:

	Six months ended June 30,
	2017	2016
	(in millions)
Income from operations	$115.4	$117.9
Revenue (excluding subscription revenue)	(77.0)	(77.6)
Other non-allocated operating expense (excluding depreciation and amortization)(1)	128.7	134.9
Selling, general and administrative(1)	62.8	53.6
Depreciation and amortization(1)	101.1	105.4
Management fee to related party(1)	1.0	0.9
	$332.0	$335.1
HSD incremental contribution	$190.0	$175.8
Video incremental contribution	79.8	87.4
Telephony incremental contribution	62.2	71.9
Total incremental contribution	$332.0	$335.1

(1)                                 Operating expenses (other than third-party direct expenses excluding depreciation and amortization); selling, general and administrative; depreciation and amortization; and management fees to related party are not allocated by product or location for either internal or external reporting.

Selling, general and administrative (SG&A) expenses

Selling, general and administrative expenses increased $9.2 million, or 17%, in the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The increases are mainly due to higher employee related costs, an increase in telecom taxes, as well as overhead costs related to our NuLink acquisition. Partially offsetting these increases were overall reduction in expenses related to our Lawrence, Kansas system disposition as well as decreased in our marketing and advertising activities.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased $4.3 million, or 4%, in the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The decrease is primarily due to certain intangible assets related to our acquisitions becoming fully amortized and the disposition of our Lawrence, Kansas system.

Management fee to related party expenses

Prior to our IPO, we paid a quarterly management fee of approximately $0.4 million per quarter plus any travel and miscellaneous expenses equally distributed to Avista and Crestview.  In addition, pursuant to a consulting agreement dated as of December 18, 2015 by and among Parent, Avista and Crestview, Crestview is entitled to 50% of any management fee actually received by Avista. Subsequent to our IPO, we will no longer pay a management fee to Avista or Crestview.

Interest expense

Interest expense decreased $19.6 million, or 18%, in the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The decrease resulted from lower outstanding debt, and a lower blended rate on our overall debt mainly due to the early extinguishment of our 13.38% Senior Subordinated Notes during the latter part of 2016.

Gain on sale of assets

On January 12, 2017, we sold our Lawrence, Kansas system to MidCo for net proceeds of approximately $213.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the Agreement. We recorded a gain on sale of assets of $38.4 million, subject to the adjustment as described above. We also entered into a transition services agreement under which we will provide certain services to MidCo on a transitional basis. Charges for the transition services generally allow us to fully recover all allowed costs and allocated expenses incurred in connection with providing these services, generally without profit.

Income tax benefit (expense)

We reported total income tax benefit of $18.0 million and $10.1 million for the six months ended June 30, 2017 and 2016, respectively. On January 12, 2017, the Company and MidCo consummated the Asset Purchase Agreement under which MidCo acquired the Company’s Lawrence, Kansas system, for gross proceeds of approximately $213.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the agreement. As a result of the Lawrence sale, the Company has recorded $11.1 million of associated income tax expense. In addition, a deferred income tax benefit of $39.3 million was recognized as a result of the change in valuation allowance. The change in valuation allowance was due primarily to the utilization of NOLs from the disposal of indefinite lived assets related to the Lawrence sale transaction.

Liquidity and Capital Resources

At June 30, 2017, we had $525.2 million in current assets, including $427.5 million in cash and cash equivalents, and $554.1 million in current liabilities. Our outstanding consolidated debt and capital lease obligations aggregated $2,755.7 million, of which $345.0 million is classified as current in our condensed consolidated balance sheet as of such date.

On May 25, 2017, we consummated our IPO and received $334.7 million, net of costs associated with this offering.

On March 20, 2017, we redeemed approximately $95.1 million in aggregate principal amount of Senior Notes using cash on hand. Following such redemption, $729.9 million in aggregate principal amount of 10.25% Senior Notes remained outstanding.

On January 12, 2017, we consummated the divestiture of substantially all of the operating assets of our Lawrence, Kansas system to MidCo. In connection with the closing of this transaction, we received $213.0 million in net cash consideration representing gross proceeds.

On December 18, 2015, under a purchase agreement entered into by the Company’s former Parent, Avista and Crestview (the “Crestview Purchase Agreement”), Crestview’s funds purchased units held by Avista and other unit holders, and made a $125.0 million primary investment in newly-issued units of the Company’s former parent. On April 29, 2016, funds managed by Avista and Crestview made an additional $40.0 million investment in newly-issued membership units in our former Parent. As of June 30, 2017, the $143.3 million of proceeds from the funds’ investment of Avista and Crestview, net of transaction costs have been contributed to us.

We are required to prepay principal amounts under our Senior Secured Credit Facilities credit agreement if we generate excess cash flow, as defined in the credit agreement. As of June 30, 2017, we had borrowing capacity of $192.1 million under our Revolving Credit Facility and were in compliance with all our debt covenants. Accordingly, we believe that we have sufficient resources to fund our obligations and anticipated liquidity requirements in the foreseeable future.

Historical Operating, Investing, and Financing Activities

Operating Activities

Net cash provided by operating activities decreased $8.9 million from $116.1 million for the six months ended June 30, 2016 to $107.2 million for the six months ended June 30, 2017. The decrease is primarily due to a decrease in operating earnings and increase in operating assets and liabilities.

Investing Activities

Net cash provided by (used in) investing activities increased $197.1 million from $134.9 million cash used in for the six months ended June 30, 2016 to $62.2 million cash provided by for the six months ended June 30, 2017. The increase is attributable to net cash proceeds from the sale of our Lawrence, Kansas system in the amount of $213.0 million. Partially offsetting this increase was an increase in capital expenditures of $17.1 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

We have ongoing capital expenditure requirements related to the maintenance, expansion and technological upgrades of our cable network. Capital expenditures are funded primarily through a combination of cash on hand and cash flow from operations. Our capital expenditures were $152.0 million and $134.9 million for the six months ended June 30, 2017 and 2016, respectively. The $17.1 million increase from the six months ended June 30, 2016 to the six months ended June 30, 2017 is primarily due to the increase in investment for edge-out network expansion and our cell backhaul construction project, partially offset by timing of purchases for scalable infrastructure.

The following table sets forth additional information regarding our capital expenditures for the periods presented:

	For the six months ended June 30,
	2017	2016
Capital Expenditures	(in millions)
Customer premise equipment(a)	$51.0	$50.6
Scalable infrastructure(b)	15.5	18.9
Line extensions(c)	64.5	43.0
Upgrade / rebuild(d)	0.2	0.4
Support capital(e)	20.8	22.0
Total	$152.0	$134.9
Capital expenditures included in total related to:
Edge-outs(f)	$26.4	$14.6
Business services(g)	$43.8	$38.5

(a)                                 Customer premise equipment, or CPE, includes equipment and installation costs incurred to deliver services to residential and business services customers. CPE includes the costs of acquiring and installing our video set-top boxes and modems, as well as the cost of customer connections to our network.

(b)                                 Scalable infrastructure includes costs, not directly related to customer acquisition activity, to support new customer growth and provide service enhancements (e.g., headend equipment).

(c)                                  Line extensions include costs associated with new home development within our footprint and edge-outs (e.g., fiber / coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).

(d)                                 Upgrade / rebuild includes costs to modify or replace existing HFC network, including enhancements.

(e)                                  Support capital includes all other non-network-related costs to support day-to-day operations, including land, buildings, vehicles, office equipment, tools and test equipment.

(f)                                   Edge-outs represent costs to extend our network into new adjacent service areas, including the associated CPE.

(g)                                  Business services represent costs associated with the build-out of our network to support business services customers, including the associated CPE.

Financing Activities

Net cash provided by financing activities increased $144.0 million from $83.3 million cash provided by financing activities for the six months ended June 30, 2016 to $227.3 million cash provided by financing activities for the six months ended June 30, 2017. The increase is primarily due to the proceeds received from our IPO of $334.7 million and a $20.3 million capital contribution from our former Parent. During the six months ended June 30, 2017, we made cash payments on our outstanding debt of $116.5 million compared to $393.0 million for the six months ended June 30, 2016. Offsetting these increase were $429.3 million proceeds from issuance of debt and a $50.0 million capital contribution from our former Parent during the six months ended June 30, 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of June 30, 2017, borrowings under our Term B Loans and Revolving Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate (which is subject to a minimum rate of 1.00% for Term B Loans) or an ABR (which is subject to a minimum rate of 1.00% for Term B Loans), plus the applicable margin. The applicable margins for the Term B Loans is 3.50% for adjusted LIBOR loans and 2.50% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility is 3.00% for adjusted LIBOR loans and 2.00% for ABR loans. A hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of June 30, 2017) would result in an annual interest expense change of up to approximately $20.4 million on our Senior Secured Credit Facility.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this quarterly report. The evaluation was based in part upon reports and certifications provided by a number of executives. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, we believe that our controls provide such reasonable assurances.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

The Company is party to various legal proceedings (including individual, class and putative class actions) arising in the normal course of its business covering a wide range of matters and types of claims including, but not limited to, general contracts, billing disputes, rights of access, programming, taxes, fees and surcharges, consumer protection, trademark and patent infringement, employment, regulatory, tort, claims of competitors and disputes with other carriers.

In accordance with GAAP, WOW accrues an expense for pending litigation when it determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Legal defense costs are expensed as incurred. None of the Company’s existing accruals for pending matters is material. WOW regularly monitors its pending litigation for the purpose of adjusting its accruals and revising its disclosures accordingly, in accordance with GAAP, when required. Litigation is, however, subject to uncertainty, and the outcome of any particular matter is not predictable. The Company vigorously defends its interest in pending litigation, and as of this date, WOW believes the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which it is entitled, will not have a material adverse effect on the condensed consolidated financial position, results of operations, or our cash flows.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in our final prospectus relating to our IPO filed with the SEC on May 25, 2017.

Item 2.  Unregistered Sales of Equity Proceeds and Use of Proceeds

Use of Proceeds from Initial Public Offering

The Registration Statement on Form S-1 (File No. 333-216894) for the initial public offering of our common stock was declared effective by the Securities and Exchange Commission on May 24, 2017. The Registration Statement on Form S-1 registered an aggregate of 20,970,589 shares of our common stock, including 2,735,294 shares of common stock registered to cover in full over-allotments by the underwriters. On May 31, 2017, we closed our initial public offering and 20,970,589 shares of our common stock were sold at a public offering price of $17.00 per share. Upon completion of the sale of the shares of our common stock referenced in the preceding sentence, the initial public offering terminated.

The managing underwriters of the initial public offering were UBS Securities LLC and Credit Suisse Securities (USA) LLC. The Company paid to the underwriters of the initial public offering an underwriting discount totaling approximately $18.7 million. In addition, we incurred expenses of approximately $3.1 million which, when added to the underwriting discount, amount to total expenses of approximately $21.8 million. Thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $334.7 million to the Company.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission on May 25, 2017 pursuant to Rule 424(b)(4).

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.1	Seventh Amendment to Credit Agreement dated as of May 31, 2017	8-K	001-38101	May 31, 2017	10.1
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST, INC.

August 14, 2017	By:	/s/ STEVEN COCHRAN
Steven Cochran
Chief Executive Officer

	By:	/s/ RICHARD E. FISH, JR.
Richard E. Fish, Jr.
Chief Financial Officer