Form 10-Q
period 2017-09-30
WideOpenWest, Inc.
filed 2017-11-13
CIK 1701051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of outstanding shares of the registrant’s common stock as of November 8, 2017 was 88,771,710

WIDEOPENWEST, INC.  AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2017. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to “WOW,” “we,” “us,” “our”, or “the Company” are to WideOpenWest, Inc. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

i

PART I—FINANCIAL INFORMATION

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2017	December 31, 2016
	(in millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$36.4	$30.8
Accounts receivable—trade, net of allowance for doubtful accounts of $6.5 and $9.4, respectively	80.0	87.2
Accounts receivable—other	3.4	0.2
Prepaid expenses and other	15.8	11.3
Total current assets	135.6	129.5
Plant, property and equipment, net (note 3)	1,042.0	995.1
Franchise operating rights	966.5	1,066.6
Goodwill	517.4	568.0
Intangible assets subject to amortization, net	6.0	7.6
Investments	—	0.9
Other noncurrent assets	9.0	3.1
Total assets	$2,676.5	$2,770.8
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable—trade	$29.4	$21.0
Accrued interest	4.0	47.3
Accrued liabilities (note 5)	84.2	109.8
Current portion of debt and capital lease obligations (note 6)	24.1	22.7
Current portion of unearned service revenue	44.6	50.2
Total current liabilities	186.3	251.0
Long-term debt and capital lease obligations—less current portion, debt issuance costs, and debt discounts (note 6)	2,412.0	2,848.5
Deferred income taxes, net (note 10)	345.2	370.2
Unearned service revenue	15.1	14.5
Other noncurrent liabilities	6.2	4.6
Total liabilities	2,964.8	3,488.8
Commitments and contingencies (note 11)
Stockholders’ deficit:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; issued and outstanding 88,771,710 and 66,498,762 as of September 30, 2017 and December 31, 2016, respectively	0.9	0.7
Additional paid-in capital (deficit)	295.4	(58.8)
Accumulated deficit	(584.6)	(659.9)
Total stockholders’ deficit	(288.3)	(718.0)
Total liabilities and stockholders’ deficit	$2,676.5	$2,770.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in millions, except for per share data)
Revenue	$297.8	$311.2	$895.3	$921.0
Costs and expenses:
Operating (excluding depreciation and amortization)	153.2	167.1	470.4	499.1
Selling, general and administrative	38.1	32.6	100.9	86.2
Depreciation and amortization	49.0	49.6	150.1	155.0
Management fee to related party	—	0.4	1.0	1.3
	240.3	249.7	722.4	741.6
Income from operations	57.5	61.5	172.9	179.4
Other income (expense):
Interest expense	(32.2)	(52.9)	(122.0)	(162.3)
Loss on early extinguishment of debt (note 6)	(26.1)	(28.1)	(32.1)	(30.6)
Gain on sale of assets (note 4)	—	—	38.4	—
Unrealized gain on derivative instruments, net	—	—	—	2.3
Other income, net	0.3	1.9	1.7	2.0
Income (loss) before provision for income taxes	(0.5)	(17.6)	58.9	(9.2)
Income tax benefit (expense) (note 10)	(1.6)	(2.7)	16.4	7.4
Net income (loss)	$(2.1)	$(20.3)	$75.3	$(1.8)

Basic and diluted earnings (loss) per common shares
Basic	$(0.02)	$(0.31)	$0.99	$(0.03)
Diluted	$(0.02)	$(0.31)	$0.99	$(0.03)
Weighted-average common shares outstanding
Basic	86,973,345	66,525,044	76,014,568	65,605,874
Diluted	86,973,345	66,525,044	76,096,401	65,605,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(unaudited)

	Common Shares	Common Stock par value	Management D Units	Additional Paid- in Capital (Deficit)	Accumulated Deficit	Total Stockholders’ Deficit
	(in millions, expect per share data)
Balances at January 1, 2017	66,498,762	$0.7	201,696	$(58.8)	$(659.9)	$(718.0)
Repurchase of old management units (note 12)	—	—	—	(8.8)	—	(8.8)
Cancellation of management D units	—	—	(201,696)	—	—	—
Proceeds from issuance of common stock, net of issuance costs (note 7)	20,970,589	0.2	—	334.5	—	334.7
Contribution from former Parent	—	—	—	20.3	—	20.3
Stock-based compensation	1,302,359	—	—	8.3	—	8.3
Other	—	—	—	(0.1)	—	(0.1)
Net income	—	—	—	—	75.3	75.3
Balances at September 30, 2017	88,771,710	$0.9	—	$295.4	$(584.6)	$(288.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2017	2016
	(in millions)
Cash flows from operating activities:
Net income (loss)	$75.3	$(1.8)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150.1	155.0
Unrealized gain on derivative instruments	—	(2.3)
Provision for doubtful accounts	14.3	14.7
Deferred income taxes	(25.0)	(40.3)
Gain on sale of assets (note 4)	(38.4)	—
Amortization of debt issuance costs, premium and discount, net	3.8	6.4
Non-cash compensation expense	8.3	—
Loss on early extinguishment of debt	7.1	5.9
Other non-cash items	0.3	—
Changes in operating assets and liabilities:
Receivables and other operating assets	(23.4)	(15.4)
Payables and accruals	(56.0)	(11.7)
Net cash flows provided by operating activities	116.4	110.5

Cash flows from investing activities:
Capital expenditures	(224.3)	(207.2)
Newnan acquisition	—	(54.3)
Sale of investment	—	15.7
Proceeds from sale of assets (note 4)	213.0	—
Other investing activities	0.4	1.1
Net cash flows used in investing activities	(10.9)	(244.7)

Cash flows from financing activities:
Proceeds from issuance of debt	2,454.3	2,495.1
Payments on debt and capital lease obligations	(2,896.2)	(2,434.8)
Contribution from former Parent	20.3	50.0
Proceeds from issuance of common stock, net of issuance costs	334.7	—
Repurchase of old management units	(8.8)	—
Payment of debt issuance costs	(3.7)	(1.7)
Distribution to former Parent	—	(4.8)
Other	(0.5)	(0.1)
Net cash flows provided by (used in) financing activities	(99.9)	103.7
Increase (decrease) in cash and cash equivalents	5.6	(30.5)
Cash and cash equivalents, beginning of period	30.8	66.6
Cash and cash equivalents, end of period	$36.4	$36.1
Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$161.6	$193.7
Cash paid during the periods for income taxes	$4.4	$6.5
Non-cash financing activities:
Changes in capital expenditure accruals	$(8.6)	$2.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(unaudited)

Note 1. General Information

WideOpenWest, Inc. (“WOW” or the “Company”) was organized in Delaware in July 2012 as WideOpenWest Kite, Inc. WideOpenWest Kite, Inc. subsequently changed its name to WideOpenWest, Inc. in March 2017. On April 1, 2016, the Company consummated a restructuring (“Restructuring”) whereby WideOpenWest Finance, LLC (“WOW Finance”) became a wholly owned subsidiary of WOW. Previously, WOW Finance was owned by WOW, WideOpenWest Illinois, Inc., WideOpenWest Ohio, Inc. and Sigecom, Inc. (collectively, the “Members”, or WOW and “Affiliates”). Prior to the Restructuring, the Members were wholly owned subsidiaries of Racecar Acquisition, LLC (“Racecar Acquisition”).

As a result of the Restructuring, the Affiliates merged with and into WOW, WOW became the sole subsidiary of Racecar Acquisition and WOW Finance became a wholly owned subsidiary of WOW.

On May 25, 2017, the Company completed an initial public offering (“IPO”) of shares of its common stock, which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “WOW”. Prior to its IPO, WOW was wholly owned by Racecar Acquisition, which is a wholly owned subsidiary of WideOpenWest Holdings, LLC (“Parent”).  Subsequent to the IPO, Racecar Acquisition and former Parent do not own any shares in the Company as a result of a distribution of shares to their respective owners. In the following context, the terms we, us, WOW, or the Company may refer, as the context requires, to WOW or, collectively, WOW and its subsidiaries.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information required by GAAP or Securities and Exchange Commission (“SEC”) rules and regulations for complete financial statements. The December 31, 2016 balance and results of operations for the nine months ended September 30, 2016 are presented on a combined condensed consolidated basis. The year-end combined condensed consolidated balance sheet was derived from audited financial statements. In the opinion of management, all normally recurring adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the 2016 combined consolidated financial statements and notes thereto, together with the Company’s final prospectus filed with the SEC on May 25, 2017.

Earnings or Loss per Share

Basic earnings or loss per share attributable to the Company’s common shareholders is computed by dividing net earnings or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.   Diluted earnings or loss per share attributable to common shareholders presents the dilutive effect, if any, on a per share basis of potential common shares (such as restricted stock units) as if they had been vested or converted during the periods presented.  No such items were included in the computation of diluted loss per share for the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2016 because the Company incurred a net loss in each of these periods and the effect of inclusion would have been anti-dilutive. All of the shares outstanding and per share amounts have been retroactively adjusted to reflect the stock-split in the accompanying unaudited condensed consolidated financial statements. For the nine months ended September 30, 2017, the diluted earnings per share calculation resulted in an immaterial change in the weighted average number of common shares outstanding.

	Three months ended September 30,		Nine months ended September 30,
Computation of Income per Share	2017	2016	2017	2016
	(in millions, except for per share data)

Net income (loss)	$(2.1)	$(20.3)	$75.3	$(1.8)

Basic weighted-average shares	86,973,345	66,525,044	76,014,568	65,605,874
Effect of dilutive securities:
Restricted stock awards	—	—	81,833	—
Diluted weighted-average shares	86,973,345	66,525,044	76,096,401	65,605,874

Basic net income (loss) per share	$(0.02)	$(0.31)	$0.99	$(0.03)
Diluted net income (loss) per share	$(0.02)	$(0.31)	$0.99	$(0.03)

Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. These accounting principles require management to make assumptions and estimates that affect the reported amounts and disclosures of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts and disclosures of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. To the extent there are differences between those estimates and actual results, the unaudited condensed consolidated financial statements may be materially affected.

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

In August 2016, the FASB issued ASU No. 2016-15 to Topic 230 (“ASU 2016-15”), Statement of Cash Flows, making changes to the classification of certain cash receipts and cash payments in order to reduce diversity in presentation. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The update addresses eight specific cash flow issues, of which only one is applicable to the Company’s financial statements. The Company does not believe that the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company will adopt this guidance beginning with its first quarter ending March 31, 2019. The Company is in the process of evaluating the future impact of ASU 2016-02 on its financial position, results of operations and cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance in Accounting Standards Codification Topic 606 (“ASC 606”) is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity is required to follow five steps which are comprised of (a) identifying the contract(s) with a customer; (b) identifying the performance obligations in the contract; (c) determining the transaction price; (d) allocating the transaction price to the performance obligations in the contract and (e) recognizing revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year until January 1, 2018.

The Company has substantially completed its review of its revenue arrangements. Under current accounting policies, the Company recognizes upfront revenue related to installation activities to the extent of direct selling costs, which generally results in recognition of revenue when the installation related activities have been provided to the customer. Under the new revenue recognition standard, the Company’s installation related activities will be recognized ratably over the period which the customer is expected to benefit from the initial installation fee. In addition, the Company will be required to capitalize direct costs associated with obtaining contracts with customers, primarily sales commissions, and will amortize the costs over a period consistent with the transfer of goods and services to the customer, including anticipated renewals. The Company’s installation revenue and sales commission expense represents approximately 2% of total revenue and expense, respectively and any changes resulting from the adoption are not expected to have a material impact to the Company’s financial position.

The new standard also requires additional disclosures regarding the nature, timing and uncertainty of the Company’s revenue arrangements. The Company intends to adopt the guidance on January 1, 2018 using the cumulative effect transition method.

In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) (“ASU 2016-08”), which amends the principal-versus-agent implementation guidance and illustrations in ASC Topic 606. The FASB issued ASU 2016-08 in response to concerns identified by stakeholders, including those related to determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. ASU 2016-08 has the same effective date as ASU 2014-09 and requires adopting ASU 2016-08 by using the same transition method used to adopt ASU 2014-09. The Company does not believe adoption of the pronouncement will have a material impact on the Company’s financial position, results of operations or cash flows.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) which is intended to simplify certain aspects of the accounting for share-based payments to employees. The guidance in ASU 2016-09 requires all income tax effects of awards to be recognized in the statement of operations when the awards vest or are settled rather than recording excess tax benefits or deficiencies in additional paid-in capital. The guidance in ASU 2016-09 also allows an employer to repurchase more of an employee’s shares than it could under prior guidance for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. For public companies, ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016, and requires a modified retrospective approach to adoption. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires that all deferred tax liabilities and assets be classified as noncurrent amounts on the balance sheet. ASU 2015-17 became effective for interim and annual periods beginning after December 15, 2016. The Company early adopted this standard during the first quarter of 2016 and has applied prospective treatment. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3. Plant, Property and Equipment, Net

Plant, property and equipment consisted of the following:

	September 30, 2017	December 31, 2016
	(in millions)
Distribution facilities	$1,447.5	$1,336.4
Customer premise equipment	376.1	376.9
Head-end equipment	316.3	299.9
Telephony infrastructure	127.7	123.8
Computer equipment and software	101.3	95.4
Vehicles	34.9	32.1
Buildings and leasehold improvements	43.9	44.9
Office and technical equipment	32.5	36.2
Land	6.2	6.7
Construction in progress (including material inventory and other)	125.4	110.5
Total plant, property and equipment	2,611.8	2,462.8
Less accumulated depreciation	(1,569.8)	(1,467.7)
Plant, Property and Equipment, Net	$1,042.0	$995.1

Depreciation expense for the three months ended September 30, 2017 and 2016 was $48.4 million and $48.1 million, respectively. Depreciation expense for the nine months ended September 30, 2017 and 2016 was $148.6 million and $142.2 million, respectively. Included in depreciation expense were gains (losses) on write-offs or sales of head-end and customer premise equipment totaling nil and $0.1 million for the three months ended September 30, 2017 and 2016, respectively; and $0.3 million and $0.4 million for the nine months ended September 30, 2017 and 2016.

Assets Held for Sale

On August 1, 2017, the Company entered into a definitive agreement to sell a portion of its fiber network in the Company’s Chicago market to a subsidiary of Verizon for $225.0 million in cash. The Company anticipates the sale to be completed in the fourth quarter of 2017.  In addition, at the closing of the definitive agreement, the Company and Verizon will enter into a new agreement pursuant to which the Company will complete the build-out of the network in exchange for approximately $50.0 million, which represented the estimated remaining build-out costs to complete the network at the time the definitive agreement was entered into. The $50.0 million will be payable as such network elements are completed. The Company anticipates such network would be completed in the second half of 2018.

As a result of the definitive agreement, the Company concluded that as of September 30, 2017, the assets and liabilities associated with the fiber network met the criteria to be classified as held for sale. As of September 30, 2017, the Chicago fiber network has $149.2 million in total assets and $15.5 million in total liabilities held for sale that are included in the Company’s unaudited condensed consolidated balance sheets which includes approximately $7.0 million the Company has spent on construction subsequent to the signing of the definitive agreement on August 1, 2017.

Note 4. Sale of Lawrence, Kansas System

On January 12, 2017, the Company and Midcontinent Communications (“MidCo”) consummated an asset purchase agreement under which MidCo acquired the Company’s Lawrence, Kansas system for net proceeds of approximately $213.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the agreement. As a result of the asset purchase agreement, the Company recorded a gain on sale of assets of $38.4 million, subject to the adjustment as described above. The results of the Company’s Lawrence, Kansas system are included in the three and nine months ended September 30, 2016 unaudited condensed consolidated financial statements but not included in the three and nine months ended September 30, 2017 unaudited condensed consolidated financial statements. The Company and MidCo also entered into a transition services agreement under which the Company provided certain services to MidCo on a transitional basis. The transition services agreement, originally expiring on July 1, 2017, was extended to September 28, 2017. Charges for the transition services generally allowed the Company to fully recover all allowed costs and allocated expenses incurred in connection with providing these services, generally without profit.

Note 5. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2017	December 31, 2016
	(in millions)
Programming costs	$32.3	$39.9
Franchise, copyright and revenue sharing fees	11.4	13.2
Property, income, sales and use taxes	13.2	8.1
Payroll and employee benefits	7.2	16.4
Construction	5.6	17.4
Utility pole rentals	3.1	3.7
Other accrued liabilities	11.4	11.1
Accrued Liabilities	$84.2	$109.8

Note 6. Long-Term Debt and Capital Leases

The following table summarizes the Company’s long-term debt and capital leases:

	September 30, 2017			December 31, 2016
	Available	Weighted
	borrowing capacity	average interest rate (1)	Outstanding balance	Outstanding balance
	(in millions)
Long-term debt:
Term B Loans (2)	$—	4.55%	$2,266.5	$2,048.3
Revolving Credit Facility (3)	112.1	4.29%	180.0	10.0
Senior Notes	—	N/A	—	830.9
Total long-term debt	$112.1	4.57%	2,446.5	2,889.2
Capital lease obligations			3.2	4.9
Total long-term debt and capital lease obligations			2,449.7	2,894.1
Less debt issuance costs (4)			(13.6)	(22.9)
Sub-total			2,436.1	2,871.2
Less current portion			(24.1)	(22.7)
Long-term portion			$2,412.0	$2,848.5

(1)                                 Represents the weighted average effective interest rate in effect for all borrowings outstanding as of September 30, 2017 pursuant to each debt instrument including the applicable margin.

(2)                                 At September 30, 2017 includes $13.5 million of net discounts.

(3)                                 Available borrowing capacity at September 30, 2017 represents $300.0 million of total availability less outstanding letters of credit of $7.9 million and borrowing on revolving credit facility of $180.0 million. Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company.

(4)                                 At September 30, 2017, debt issuance costs include $9.8 million related to Term B Loans and $3.8 million related to Revolving Credit Facility.

Refinancing of the Term B Loans and Revolving Credit Facility

On July 17, 2017, the Company entered into an eighth amendment (“Eighth Amendment”) to its Credit Agreement, with JPMorgan Chase Bank, N.A., as the administrative agent and revolver agent. Under the Eighth Amendment, (i) the Company borrowed new Term B loans in an aggregate principal amount of $230.5 million, for a total outstanding Term B loan principal amount of $2.28 billion and (ii) the revolving credit commitments were increased by an aggregate principal amount of $100.0 million, for a total outstanding revolving credit commitment of $300.0 million available to the Company under the revolving credit facility. The new Term B loans will mature on August 19, 2023 and bear interest, at the Company’s option, at a rate equal to ABR plus 2.25% or LIBOR plus 3.25%. Loans under the revolving credit facility will mature on May 31, 2022 and bear interest, at the Company’s option, at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%.  The guarantees, collateral and covenants in the Eighth Amendment remain unchanged from those contained in the credit agreement prior to the Eighth Amendment. The Company recorded a $6.3 million loss on early extinguishment of debt in the three months ended September 30, 2017 related to the write off of unamortized debt issuance costs and third party costs. As of September 30, 2017, the Company was in compliance with all debt covenants.

On May 31, 2017, the Company entered into a seventh amendment (“Seventh Amendment”) to its Credit Agreement. The Seventh Amendment (i) refinanced the then-existing $200.0 million of borrowings available to the Company under the revolving credit facility and (ii) extended the maturity date of the revolving credit facility to May 31, 2022, unless an earlier date was triggered under certain circumstances. The interest rate margins applicable to the revolving credit facility bore interest at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%. Additionally, the Company entered into an Incremental Commitment Letter to its revolving credit facility that increased the available borrowings to $300.0 million that became available upon compliance by the Company with certain conditions (see redemption of 10.25% senior notes whereby such conditionality was subsequently achieved as a result of the eighth amendment). The guarantees, collateral and covenants in the Seventh Amendment remained unchanged from those contained in the credit agreement prior to the Seventh Amendment. The Company recorded a $1.0 million loss on early extinguishment of debt in the three months ended June 30, 2017, primarily related to the write-off of deferred financing costs and third party costs.

On August 19, 2016, the Company entered into a sixth amendment (“Sixth Amendment”) to its Credit Agreement. The Sixth Amendment provided for the addition of a $2.065 billion seven year Term B Loan which bore interest at LIBOR plus 3.50% or ABR plus 2.50% and included a 1.00% LIBOR floor. The Term B Loan had a maturity date of August 19, 2023, unless the earlier maturity dates set forth below was triggered under the following circumstances: the Term B Loan matured on April 15, 2019 if (i) any of the Company’s existing outstanding Senior Notes were outstanding on April 15, 2019, or (ii) any future indebtedness with a final maturity date prior to the date that is 91 days after August 19, 2023 was incurred to refinance the Company’s existing Senior Notes. The Term B Loan matured on July 15, 2019 if (i) any of the Company’s existing Senior Subordinated Notes were outstanding on July 15, 2019, or (ii) any indebtedness with a final maturity prior to the date that is 91 days after August 19, 2023 was incurred to refinance the Company’s existing Senior Subordinated Notes. As described below, the Senior Subordinated Notes were fully redeemed on December 18, 2016 and the Senior Notes were fully redeemed on July 17, 2017.

Proceeds from the issuance of the Term B Loans pursuant to the Sixth Amendment were used to repay in full the existing $1.825 billion Term B Loan, which had a maturity date of April 15, 2019 and which bore interest at the same rates described above. The Company used the remaining $240.0 million in proceeds to fund the Company’s acquisition of HC Cable Opco, LLC (“NuLink”) and to redeem a portion of the Company’s 13.38% Senior Subordinated Notes. The Company recorded a loss on early extinguishment of debt of $32.1 million during the three months ended September 30, 2016. The loss primarily relates to the write off of the unamortized debt issuance costs and third part costs associated with the pre-existing Term B Loans.

On May 11, 2016, the Company entered into a fifth amendment (“Fifth Amendment”) to its Credit Agreement. The Fifth Amendment provided for the addition of an incremental $432.5 million Term B Loan with a maturity date of April 2019 and which bore interest, at the Company’s option, at LIBOR plus 3.50% or ABR plus 2.50% and included a 1.00% LIBOR floor. Proceeds from the issuance of the Term B Loans were used to repay all remaining $382.5 million outstanding principal under the Company’s Term B-1 Loans which had a maturity date of July 2017 and which bore interest at LIBOR plus 3.00% or ABR plus 2.00% and included a 0.75% LIBOR floor.

Partial Redemption of 10.25% Senior Notes

On March 20, 2017, the Company utilized cash on hand to redeem $95.1 million in aggregate principal amount outstanding of the 10.25% Senior Notes. In addition to the partial redemption, the Company paid accrued interest on the 10.25% Senior Notes of $1.7 million and a call premium of $4.9 million. The Company recorded a loss on early extinguishment of debt of $5.0 million, primarily representing the cash call premium paid.

Redemption of 10.25% Senior Notes

On July 17, 2017, the Company used the proceeds of the new Term B loans under the Eighth Amendment, and borrowed $180.0 million under its revolving credit facility and cash on hand to fully redeem all of the Company’s remaining outstanding 10.25% Senior Notes due 2019 (the “Senior Notes”) and to pay certain fees and expenses.  In connection with the redemption of the 10.25% Senior Notes, the Company satisfied and discharged the indenture governing the Senior Notes.  The Company paid $729.9 million in principal amount, incurred prepayment fees of $18.7 million and paid accrued interest of $37.6 million. The Company recorded a loss on early extinguishment of debt of $19.8 million related to the write-off of deferred financing costs, premium, and prepayment fees.

Retirement of 13.38% Senior Subordinated Notes

During the year ended December 31, 2016, the Company made two redemption payments to early retire its 13.38% Senior Subordinated Notes. The final redemption payment was made on December 18, 2016.

Note 7. Equity

Initial Public Offering

On May 25, 2017, the Company completed an IPO of shares of its common stock, which are listed on the NYSE under the ticker symbol “WOW”.

The Company sold 20,970,589 shares of its common stock at a price of $17 per share (including the exercise of the overallotment) for $356.5 million in gross proceeds.  The Company incurred costs directly associated with the IPO of $21.8 million.  Proceeds from the IPO (net of issuance costs) of $334.7 million are reflected in the Company’s unaudited condensed consolidated statement of stockholders’ deficit during the nine months ended September 30, 2017. Outstanding shares and per-share amounts disclosed as of September 30, 2017 and for all other comparative periods presented have been retroactively adjusted to reflect the effects of the May 25, 2017, 66,498.762 to 1 stock-split.

Note 8. Stock-Based Compensation

2017 Omnibus Incentive Plan

In connection with the Company’s IPO, the Company’s Board of Directors adopted and approved the 2017 Omnibus Incentive Plan (“2017 Plan”) and cancelled its former management D units equity incentive plan (“2016 Profit Interest Plan”). The 2017 Plan provides for grants of stock options, restricted stock and performance awards. The Company’s directors, officers and other employees and persons who engage in services for the Company are eligible for grants under the 2017 Plan. The purpose of the 2017 Plan is to provide the individuals with incentives to maximize stockholder value and otherwise contribute to the Company’s success and to enable the Company to attract, retain and reward the best available persons for positions of responsibility. The 2017 Plan has authorized 6,355,054 shares of its common stock to be available for issuance under the 2017 Plan, subject to adjustment in the event of a reorganization, stock split, merger or similar change in the Company’s corporate structure or the outstanding shares of common stock.  The Company’s Compensation Committee will administer the 2017 Plan. The Board of Directors also has the authority to administer the 2017 Plan and to take all actions that the Company’s Compensation Committee is otherwise authorized to take under the 2017 Plan. The terms and conditions of each award made under the 2017 Plan, including vesting requirements, will be set forth consistent with the 2017 Plan in a written agreement with the grantee.

Employee Grants

Senior management that had participated in the 2016 Profit Interest Plan were granted (based on a conversion factor of management units to new common shares) new restricted stock to replace the shares that were cancelled in the 2016 Profit Interest Plan. Under the 2017 Plan, 394,052 shares of restricted stock were granted that will vest ratably at 33% per year beginning on June 30, 2018 assuming the award recipient continues to be employed by the Company.  Senior management also received 450,356 shares of restricted stock in connection with long-term incentive compensation under the 2017 Plan.  These restricted stock grants will vest ratably at 33% per year beginning on June 30, 2018 assuming the award recipient continues to be employed by the Company.

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

Furthermore, the members of the Company’s Board of Directors received 54,361 shares, in aggregate, of restricted stock that will vest 100% beginning on June 30, 2018.

The following table summarizes the restricted stock awards granted during the nine months ended September 30, 2017.

Number of Restricted Stock Shares

Outstanding January 1, 2017	—
Granted	1,843,527
Cancelled	—
Forfeited	(45,162)
Outstanding September 30, 2017	1,798,365

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

For the three months ended September 30, 2017 and 2016 the Company recorded $5.2 million and $0.4 million, respectively, of non-cash compensation expense which is reflected in selling, general and administrative expense and operating expenses (excluding depreciation and amortization), depending on the recipients’ duties, in the Company’s unaudited condensed consolidated statements of operations.  During the nine months ended September 30, 2017 and 2016, the Company recorded $8.3 million and $0.5 million, respectively, of non-cash compensation expense which is reflected in selling, general and administrative expense and operating (excluding depreciation and amortization), depending on participants’ duties, in the Company’s unaudited condensed consolidated statements of operations.

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

The estimated fair value of the Company’s long-term debt, which includes debt subject to the effects of interest rate risk, was based on dealer quotes considering current market rates and was approximately $2,457.2 million compared to carrying value of $2,460.0 million, not including debt issuance costs, discount and premium as of September 30, 2017. As the Company’s ratio of its aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets, the Company has concluded that the fair value of debt should be classified as a Level 2.

Note 10. Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Additionally, the impact of changes in the tax rates and laws on deferred taxes, if any, is reflected in the unaudited condensed consolidated financial statements in the period of enactment.

The Company assesses the available positive and negative evidence to estimate whether sufficient taxable income will be generated to permit the utilization of existing deferred tax assets. On the basis of this evaluation, as of September 30, 2017, a valuation allowance of $128.0 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The valuation allowance is based on the Company’s existing positive and negative evidence. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased based on the Company’s future operating results.

The Company reported total income tax expense of $1.6 million and $2.7 million for the three months ended September 30, 2017 and 2016, respectively, and reported total income tax benefit of $16.4 million and $7.4 million for the nine months ended September 30, 2017 and 2016, respectively. On January 12, 2017, the Company and MidCo consummated an asset purchase agreement pursuant to which MidCo acquired the Company’s Lawrence, Kansas system for net proceeds of approximately $213.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the agreement. As a result of the sale, the Company has recorded $11.1 million of income tax expense. In addition, a deferred income tax benefit of $36.3 million was recognized as a result in the change of valuation allowance. The change in valuation allowance was due primarily to the utilization of NOLs from the disposal of indefinite lived assets related to the Lawrence, Kansas system sale transaction.

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

As of September 30, 2017, the Company recorded gross unrecognized tax benefits of $31.2 million, all of which, if recognized, would affect the Company’s effective tax rate. Interest and penalties related to income tax liabilities, if incurred, are included in income tax benefit (expense) in the unaudited condensed consolidated statement of operations. The Company has accrued gross interest and penalties of $0.5 million. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues are addressed in the Company’s tax audits in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

Unrecognized tax benefits consist primarily of tax positions related to issues associated with the Restructuring of WOW Finance and the acquisition of Knology, Inc. Depending on the resolution with certain state taxing authorities that is expected to occur within the next twelve months, there could be an adjustment to the Company’s unrecognized tax benefits and certain state tax matters.

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

In accordance with GAAP, WOW accrues an expense for pending litigation when it determines that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Legal defense costs are expensed as incurred. None of the Company’s existing accruals for pending matters are material. WOW regularly monitors its pending litigation for the purpose of adjusting its accruals and revising its disclosures accordingly, in accordance with GAAP, when required. Litigation is, however, subject to uncertainty, and the outcome of any particular matter is not predictable. The Company vigorously defends its interests in pending litigation, and as of this date, WOW believes that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which it is entitled, will not have a material adverse effect on its unaudited condensed consolidated financial position, results of operations, or cash flows.

Note 12. Related Party Transactions

Prior to the Company’s IPO, the Company paid a quarterly management fee of $0.4 million plus travel and miscellaneous expenses, if any, to Avista Capital Partners (“Avista”) and Crestview Advisors, LLC (“Crestview”), majority owners of the Company’s former Parent. In addition, pursuant to a consulting agreement dated as of December 18, 2015 by and among Parent, Avista and Crestview, Crestview is entitled to 50% of any management fee actually received by Avista. Such fee will no longer be paid in future periods. The management fee paid by the Company for the three months ended September 30, 2017 and 2016 amounted to nil and $0.4 million, respectively.  The management fee paid by the Company for the nine months ended September 30, 2017 and 2016 amounted to $1.0 million and $1.3 million, respectively.

On December 18, 2015, Crestview and the Company’s former Parent consummated a transaction whereby Crestview became the beneficial owner of approximately 35% of the Company’s former Parent. Under the terms of the agreement, Crestview’s funds purchased units held by Avista and other unit holders, and separately made a $125.0 million primary investment in newly-issued units.

On April 29, 2016, funds managed by Avista and Crestview made an additional $40.0 million investment in newly-issued membership units in the Company’s former Parent.

As of September 30, 2017, all the proceeds from the funds’ investments of  Avista and Crestview in the amount of $143.3 million, net of transaction costs have been contributed to the Company.

During the nine months ended September 30, 2017, the Company’s former Parent bought back vested Class A and Class B units from certain former employees of the Company. The former employees had the option to sell their units at a price set by the Company’s former Parent or decline such offer. The cash proceeds used to repurchase such units have been contributed down to the Company and reflected as such. The Company repurchased 415,494 of Class A units and 243,270 of Class B units for $8.8 million.

As a result of the Company’s IPO, the Class A and Class B shares were converted to common shares of the Company.

As of September 30, 2017 and December 31, 2016, the receivable balance from the former Parent and Members amounted to nil and $0.3 million, respectively.

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

•                  conditions in the economy, including potentially uncertain economic conditions, unemployment levels and turbulent developments in the housing market;

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

Overview

We are the sixth largest cable operator in the United States ranked by number of customers as of December 31, 2016. We provide HSD, Video, Telephony, and business-class services to a service area that includes approximately 3.1 million homes and businesses. Our services are delivered across nineteen markets via our advanced HFC cable network. Our footprint covers over 300 communities in the states of Alabama, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, Ohio, South Carolina and Tennessee. Led by our robust HSD offering, our products are available either as a bundle or as an individual service to residential and business services customers. As of September 30, 2017, 776,400 customers subscribed to our services.

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

We are focused on efficient capital spending and maximizing adjusted earnings before income taxes, depreciation and amortization (“Adjusted EBITDA”) through an Internet-centric growth strategy while maintaining a profitable video subscriber base. Based on our per subscriber economics, we believe that HSD represents the greatest opportunity to enhance profitability across our residential and business markets. We believe that our advanced network is designed to meet our current and future customers’ HSD needs. We offer HSD speeds up to 500 Mbps in over 94% of our footprint and will be expanding our 1 Gbps service in more than 95% of our markets beginning in 2018.

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

We were wholly owned by Racecar Acquisition, LLC (“Racecar Acquisition”), which is a wholly owned subsidiary of WideOpenWest Holdings, LLC (“Parent”).

On April 1, 2016, we consummated a restructuring (“Restructuring”) whereby WideOpenWest Finance, LLC (“WOW Finance”) became a wholly owned subsidiary of WOW. Previously, WOW Finance was owned by WideOpenWest Illinois, Inc., WideOpenWest Ohio, Inc., WideOpenWest Cleveland, Inc., WOW Sigecom, Inc. and WOW (collectively, the “Members”). Prior to the Restructuring, the Members were wholly owned subsidiaries of Racecar Acquisition.

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

Refinancing of the Term B Loans and Revolving Credit Facility

On July 17, 2017, the Company entered into an eighth amendment (“Eighth Amendment”) to its Credit Agreement, with JPMorgan Chase Bank, N.A., as the administrative agent and revolver agent. Under the Eighth Amendment, (i) we borrowed new Term B loans in an aggregate principal amount of $230.5 million, for a total outstanding Term B loan principal amount of $2.28 billion and (ii) the revolving credit commitments were increased by an aggregate principal amount of $100.0 million, for a total outstanding revolving credit commitment of $300.0 million available to us under the revolving credit facility. The new Term B loans will mature on August 19, 2023 and bear interest, at our option, at a rate equal to ABR plus 2.25% or LIBOR plus 3.25%. Loans under the revolving credit facility will mature on May 31, 2022 and bear interest, at our option, at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%.  The guarantees, collateral and covenants in the Eighth Amendment remain unchanged from those contained in the credit agreement prior to the Eighth Amendment.

On May 31, 2017, the Company entered into a seventh amendment (“Seventh Amendment”) to its Credit Agreement. The Seventh Amendment (i) refinanced the existing $200.0 million of borrowings available to the Company under the revolving credit facility and (ii) extended the maturity date of the revolving credit facility to May 31, 2022, unless an earlier date was triggered under certain circumstances. The interest rate margins applicable to the revolving credit facility bore interest at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%. Additionally, the Company entered into an Incremental Commitment Letter to its revolving credit facility that increased the available borrowings to $300.0 million that became available upon compliance by the Company with certain conditions (see redemption of 10.25% senior notes whereby such conditionality was subsequently achieved as a result of the eighth amendment). The guarantees, collateral and covenants in the Seventh Amendment remain unchanged from those contained in the credit agreement prior to the Seventh Amendment.

Partial Redemption of 10.25% Senior Notes

On March 20, 2017, we utilized cash on hand to redeem $95.1 million in aggregate principal amount outstanding of the 10.25% Senior Notes. In addition to the partial redemption, we paid accrued interest on the 10.25% Senior Notes of $1.7 million and a call premium of $4.9 million. We recorded a loss on early extinguishment of debt of $5.0 million, primarily representing the cash call premium paid.

Redemption of 10.25% Senior Notes

On July 17, 2017, we used the proceeds of the new Term B loans, and borrowed $180.0 million under our revolving credit facility and cash on hand to fully redeem all of the Company’s remaining outstanding 10.25% Senior Notes due 2019 (the “Senior Notes”) and to pay certain fees and expenses.  In connection with the redemption of the 10.25% Senior Notes, we satisfied and discharged the indenture governing the Senior Notes.  We paid $729.9 million in principal amount, incurred prepayment fees of $18.7 million and paid accrued interest of $37.6 million. We recorded a loss on early extinguishment of debt of $19.8 million related to the write-off of deferred financing costs, premium, and prepayment fees.

Retirement of 13.38% Senior Subordinated Notes

During the year ended December 31, 2016, we made two redemption payments to early retire our 13.38% Senior Subordinated Notes. The final redemption payment was made on December 18, 2016.

Sale of Lawrence, Kansas System

On January 12, 2017, we and Midcontinent Communications (“MidCo”) consummated an asset purchase agreement under which MidCo acquired our Lawrence, Kansas system for net proceeds of approximately $213.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the Agreement. The results of our Lawrence, Kansas system are included in the three and nine months ended September 30, 2016 unaudited condensed consolidated financial statements but not included in the three and nine months ended September 30, 2017 unaudited condensed consolidated financial statements.

Avista and Crestview Partners Investment

On December 18, 2015, Crestview Advisors, LLC (“Crestview”) and our former Parent consummated a transaction whereby Crestview became the beneficial owner of approximately 35% of our former Parent. Under terms of the agreement (“Crestview Purchase Agreement”), Crestview’s funds purchased units held by Avista Capital Partners (“Avista”) and other unit holders, and separately made a $125.0 million primary investment in newly-issued units.

On April 29, 2016, funds managed by Avista and Crestview made an additional $40.0 million investment in newly-issued membership units in our former Parent.

As of September 30, 2017, all the proceeds from the funds’ investments of Avista and Crestview in the amount of $143.3 million, net of transaction costs have been contributed to the Company.

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

Valuation of Plant, Property and Equipment and Intangible Assets

Carrying Value.  The aggregate carrying value of our plant, property and equipment and intangible assets (including franchise operating rights and goodwill) comprised approximately 95% of our total assets at September 30, 2017 and December 31, 2016, respectively.

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

We also have non-recurring valuations primarily associated with (i) the application of acquisition accounting and (ii) impairment assessments, both of which require that we make fair value determinations as of the applicable valuation date. In making these determinations, we are required to make estimates and assumptions that affect the recorded amounts, including, but not limited to, expected future cash flows, market comparables and discount rates, remaining useful lives of long-lived assets, replacement or reproduction costs of plant, property and equipment and the amounts to be recovered in future periods from acquired net operating losses and other deferred tax assets. To assist us in making these fair value determinations, we may engage third- party valuation specialists. Our estimates in this area impact, among other items, the amount of depreciation and amortization, and any impairment charges that we may report. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. A significant portion of our long-lived assets were initially recorded through the application of acquisition accounting and all of our long-lived assets are subject to periodic or event-driven impairment assessments.

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

Income Taxes

We account for income taxes under the asset and liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Additionally, the impact of changes in the tax rates and laws on deferred taxes, if any, is reflected in the unaudited condensed consolidated financial statements in the period of enactment.

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

Homes Passed and Subscribers

We report homes passed as the number of serviceable addresses, such as single residence homes, apartments and condominium units, and businesses passed by our broadband network and listed in our database. We report total subscribers as the number of subscribers who receive at least one of our HSD, Video or Telephony services, without regard to which or how many services they subscribe. We define each of the individual HSD subscribers, Video subscribers and Telephony subscribers as a RGU. The following table summarizes homes passed, total subscribers and total RGUs for our services as of each respective date and does not make adjustment for any of the Company’s acquisitions or divestitures:

									Increase/ (decrease) (3)
	Dec. 31, 2015	Mar. 31, 2016	Jun. 30, 2016	Sep. 30, 2016 (2)	Dec. 31, 2016	Mar. 31, 2017	Jun. 30, 2017	Sep. 30, 2017	Sep. 30, 2017 vs. Sep. 30, 2016
Homes passed	3,003,100	3,010,700	3,022,800	3,075,000	3,094,300	3,047,800	3,072,500	3,097,500	22,500
Total subscribers(1)	777,800	784,600	785,600	800,800	803,400	780,100	776,500	776,400	(24,400)
HSD RGUs	712,500	722,200	725,700	742,000	747,400	729,000	727,600	730,000	(12,000)
Video RGUs	547,500	537,200	524,300	514,900	501,400	474,000	458,200	442,500	(72,400)
Telephony RGUs	296,800	286,600	277,500	267,400	258,100	243,000	235,400	226,200	(41,200)
Total RGUs	1,556,800	1,546,000	1,527,500	1,524,300	1,506,900	1,446,000	1,421,200	1,398,700	(125,600)

(1)                                 Defined as the number of subscribers who receive at least one of our HSD, Video or Telephony services, without regard to which or how many services they subscribe.

(2)                                 Includes the following homes passed and subscriber numbers related to our Lawrence, Kansas system which was divested on January 12, 2017: homes passed was 67,900; total subscribers was 31,100; HSD RGUs was 28,400; Video RGUs was 15,300; Telephony RGUs was 7,200; and Total RGUs was 50,900.

(3)                                 Increase (decrease) in homes passed and subscriber numbers during the twelve months ended September 30, 2017 related to edge-outs includes the following; homes passed was 70,100; total subscribers was 16,200; HSD RGUs was 16,000; Video RGUs was 8,600; Telephony RGUs was 3,100; and Total RGUs was 27,700.

For the quarter ended September 30, 2017, total subscribers decreased by approximately 24,400 compared to the quarter ended September 30, 2016. Excluding the impact of the Lawrence, Kansas system disposition and edge-outs, total subscribers decreased by approximately 9,400 over this period.

For the quarter ended September 30, 2017, total HSD RGUs decreased by approximately 12,000 compared to the quarter ended September 30, 2016. Excluding the impact of the Lawrence, Kansas system disposition and edge-outs, total HSD RGUs increased by approximately 400 over this period.

For the quarter ended September 30, 2017, total Video RGUs decreased by approximately 72,400 compared to the quarter ended September 30, 2016. Excluding the impact of the Lawrence, Kansas system disposition and edge-outs, total Video RGUs decreased by approximately 65,600 over this period.

For the quarter ended September 30, 2017, total Telephony RGUs decreased by approximately 41,200 compared to the quarter ended September 30, 2016. Excluding the impact of the Lawrence, Kansas system disposition and edge-outs, total Telephony RGUs decreased by approximately 37,100 over this period.

For the quarter ended September 30, 2017, total RGUs decreased by approximately 125,600 compared to the quarter ended September 30, 2016. Excluding the impact of the Lawrence, Kansas system disposition and edge-outs, total RGUs decreased by approximately 102,300 over this period.

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

•                  Other business service revenue consists of session initiated protocol, web hosting, metro Ethernet, wireless backhaul, broadband carrier services, dark fiber sales, advanced collocation and cloud infrastructure services.

•                  Other revenue consists primarily of franchise and other regulatory fees, advertising revenue installation services and other ancillary customer fees.

Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our cable systems were 87% of total revenue for the nine months ended September 30, 2017 and 2016. The remaining percentage of non-subscription revenue is derived primarily from franchise and other regulatory fees (which are collected by us but then paid to local authorities), advertising revenues and installation services.

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

Depreciation and amortization includes depreciation of our broadband networks and equipment, buildings and leasehold improvements and amortization of other intangible assets with definite lives primarily related to acquisitions.

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

Results of operations

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016:

	Three months ended September 30,		Change
	2017	2016	$	%
	(in millions)
Revenue	$297.8	$311.2	$(13.4)	(4)%
Costs and expenses:
Operating (excluding depreciation and amortization)	153.2	167.1	(13.9)	(8)%
Selling, general and administrative	38.1	32.6	5.5	17%
Depreciation and amortization	49.0	49.6	(0.6)	(1)%
Management fee to related party	—	0.4	(0.4)	*
	240.3	249.7	(9.4)	(4)%
Income from operations	57.5	61.5	(4.0)	(7)%
Other income (expense):
Interest expense	(32.2)	(52.9)	20.7	39%
Loss on early extinguishment of debt	(26.1)	(28.1)	2.0	7%
Other income, net	0.3	1.9	(1.6)	(84)%
Loss before provision for income taxes	(0.5)	(17.6)	17.1	97%
Income tax expense	(1.6)	(2.7)	1.1	41%
Net loss	$(2.1)	$(20.3)	$18.2	90%

The results of our Lawrence, Kansas system are included in the three months ended September 30, 2016 but are not included in the three months ended September 30, 2017.

*                 Not meaningful

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,		Change
	2017	2016	$	%
	(in millions)
Revenue	$895.3	$921.0	$(25.7)	(3)%
Costs and expenses:
Operating (excluding depreciation and amortization)	470.4	499.1	(28.7)	(6)%
Selling, general and administrative	100.9	86.2	14.7	17%
Depreciation and amortization	150.1	155.0	(4.9)	(3)%
Management fee to related party	1.0	1.3	(0.3)	(23)%
	722.4	741.6	(19.2)	(3)%
Income from operations	172.9	179.4	(6.5)	(4)%
Other income (expense):
Interest expense	(122.0)	(162.3)	40.3	25%
Loss on early extinguishment of debt	(32.1)	(30.6)	(1.5)	5%
Gain on sale of assets	38.4	—	38.4	*
Unrealized gain on derivative instruments, net	—	2.3	(2.3)	*
Other income, net	1.7	2.0	(0.3)	15%
Income (Loss) before provision for income taxes	58.9	(9.2)	68.1	*
Income tax benefit	16.4	7.4	9.0	*
Net income (loss)	$75.3	$(1.8)	$77.1	*

The results of our Lawrence, Kansas system are included in the nine months ended September 30, 2016 but are not included in the nine months ended September 30, 2017.

*                 Not meaningful

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Revenue

Revenue for the three months ended September 30, 2017 decreased $13.4 million, or 4%, as compared to revenue for the three months ended September 30, 2016 as follows:

	Three months ended September 30,		Change
	2017	2016	$	%
	(in millions)
Residential subscription	$231.9	$243.4	$(11.5)	(5)%
Business services subscription	29.6	27.5	2.1	8%
Total subscription	261.5	270.9	(9.4)	(3)%
Other business services	9.6	10.0	(0.4)	(4)%
Other	26.7	30.3	(3.6)	(12)%
	$297.8	$311.2	$(13.4)	(4)%

Total subscription revenue decreased $9.4 million, or 3%, during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Contributing to the decrease were approximately $18.8 million of year over year reductions in average total revenue generating units (“RGUs”) and $10.0 million related to the disposition of our Lawrence, Kansas system on January 12, 2017. Offsetting these decreases was a $15.2 million increase in total subscription revenue as a result of increases in the average revenue per unit (“ARPU”) of our customer base, which is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period, which increase was driven by customer rate increases to offset the rising cost of programming per subscriber. Additionally, we had an increase of $4.2 million of subscription revenue generated from our NuLink acquisition on September 9, 2016.

The decrease in other business services revenue of $0.4 million, or 4%, is primarily due to decreased revenue generated by network construction activities, partially offset by increases in recurring revenue related to our fiber network.

The decrease in other revenue of $3.6 million, or 12%, is primarily due to a decrease in advertising revenues and a decrease in franchise fees which correlates with the reduction in subscribers over the same period for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

The following table details subscription revenue by service offering for the three months ended September 30, 2017 and September 30, 2016:

	Three months ended September 30,				Subscription Revenue
	2017		2016		Change
	Subscription Revenue	Average RGUs(1)	Subscription Revenue	Average RGUs(1)	$	%
	(in millions)	(in thousands)	(in millions)	(in thousands)
HSD subscription	$103.9	728.8	$93.2	733.9	$10.7	11%
Video subscription	124.9	450.4	139.6	519.6	(14.7)	(11)%
Telephony subscription	32.7	230.8	38.1	272.4	(5.4)	(14)%
	$261.5		$270.9		$(9.4)	(3)%

(1)                                 Average subscribers, presented in thousands, is calculated based on reported subscribers and is not adjusted for changes related to the disposition of our Lawrence, Kansas system and acquisition of NuLink.

HSD subscription revenue increased $10.7 million, or 11%, during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase in HSD subscription revenue is primarily attributable to a $2.2 million increase in average HSD RGUs, an $11.0 million year over year increase in HSD ARPU and a $1.9 million increase in HSD subscription revenue related to our NuLink acquisition. Partially offsetting the overall increase was a $4.4 million decrease related to the disposition of our Lawrence, Kansas system.

Video subscription revenue decreased $14.7 million, or 11%, during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease is primarily attributable to a year over year decrease of $16.1 million in average Video RGUs and $4.4 million related to the disposition of our Lawrence, Kansas system. Partially offsetting the overall decrease was a $3.9 million increase year over year in Video ARPU and a $1.9 million increase in video subscription revenue related to our NuLink acquisition.

Telephony subscription revenue decreased $5.4 million, or 14%, during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease is attributable to a $5.1 million decrease related to a year over year decline in average Telephony RGUs and $1.2 million decrease related to the disposition of our Lawrence, Kansas system. Partially offsetting the overall decreases was a $0.3 million increase in year over year Telephony ARPU and a $0.6 million increase in Telephony subscription revenue related to our NuLink acquisition.

Operating expenses (excluding depreciation and amortization)

Operating expenses (excluding depreciation and amortization) decreased $13.9 million, or 8%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease is primarily due to reductions in Video programming costs that correlate to the decreases in Video RGUs, decreased costs related to our fiber network construction activities and overall reduced costs from our disposition of our Lawrence, Kansas system. Partially offsetting the overall decrease were increased employee benefit costs.

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

The following tables provide the most comparable GAAP measurements (i.e. income from operations) for the three months ended September 30, 2017 and September 30, 2016:

	Three months ended September 30,
	2017	2016
	(in millions)
Income from operations	$57.5	$61.5

Incremental contribution for the provision of such services for the three months ended September 30, 2017 and 2016 are as follows:

	Three months ended September 30,		Change
	2017	2016	$	%
	(in millions)
HSD subscription revenue	$103.9	$93.2	$10.7	11%
HSD expenses(1)	3.5	3.6	(0.1)	(3)%
HSD incremental contribution	$100.4	$89.6	$10.8

	Three months ended September 30,		Change
	2017	2016	$	%
	(in millions)
Video subscription revenue	$124.9	$139.6	$(14.7)	(11)%
Video expenses(2)	80.1	88.8	(8.7)	(10)%
Video incremental contribution	$44.8	$50.8	$(6.0)

	Three months ended September 30,		Change
	2017	2016	$	%
	(in millions)
Telephony subscription revenue	$32.7	$38.1	$(5.4)	(14)%
Telephony expenses(3)	1.7	4.0	(2.3)	(58)%
Telephony incremental contribution	$31.0	$34.1	$(3.1)

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

The following table provides a reconciliation of incremental contribution to income from operations, which is the most directly comparable GAAP measure, for the three months ended September 30, 2017 and September 30, 2016:

	Three months ended September 30,
	2017	2016
	(in millions)
Income from operations	$57.5	$61.5
Revenue (excluding subscription revenue)	(36.3)	(40.3)
Other non-allocated operating expense (excluding depreciation and amortization)(1)	67.9	70.7
Selling, general and administrative(1)	38.1	32.6
Depreciation and amortization(1)	49.0	49.6
Management fee to related party(1)	—	0.4
	$176.2	$174.5
HSD incremental contribution	$100.4	$89.6
Video incremental contribution	44.8	50.8
Telephony incremental contribution	31.0	34.1
Total incremental contribution	$176.2	$174.5

(1)                                 Operating expenses (other than third-party direct expenses excluding depreciation and amortization); selling, general and administrative; depreciation and amortization; and management fees to related party are not allocated by product or location for either internal or external reporting.

Selling, general and administrative (SG&A) expenses

Selling, general and administrative expenses increased $5.5 million, or 17%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase is mainly due to higher employee related non-cash compensation cost and third party professional fees. Partially offsetting these increases was an overall reduction in expenses related to our Lawrence, Kansas system disposition.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased $0.6 million, or 1%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease is primarily due to the disposition of our Lawrence, Kansas system.

Management fee to related party expenses

Prior to our IPO, we paid a quarterly management fee of approximately $0.4 million per quarter plus any travel and miscellaneous expenses to Avista.  In addition, pursuant to a consulting agreement dated as of December 18, 2015 by and among Parent, Avista and Crestview, Crestview is entitled to 50% of any management fee actually received by Avista. Subsequent to our IPO, we do not pay such management fee to Avista or Crestview.

Interest expense

Interest expense decreased $20.7 million, or 39%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease is primarily due lower overall debt and a lower blended rate mainly related to the early extinguishment of the 13.38% Senior Subordinated Notes during the latter part of 2016 and the redemption of the 10.25% Senior Notes on July 17, 2017.

Income tax expense

We reported total income tax expense of $1.6 million and $2.7 million for the three months ended September 30, 2017 and 2016, respectively. The income tax expense reported during the three months ended September 30, 2017 is primarily due to a change in the state valuation allowance. On January 12, 2017, the Company and MidCo consummated the Asset Purchase Agreement under which MidCo acquired the Company’s Lawrence, Kansas system, for gross proceeds of approximately $213.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the agreement. As a result of the Lawrence sale, the Company has recorded $11.1 million of associated income tax expense. In addition, a deferred income tax benefit of $36.3 million was recognized as a result of the change in valuation allowance. The change in valuation allowance was due primarily to the utilization of NOLs from the disposal of indefinite lived assets related to the Lawrence, Kansas system sale transaction.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Revenue

Revenue for the nine months ended September 30, 2017 decreased $25.7 million, or 3%, as compared to revenue for the nine months ended September 30, 2016 as follows:

	Nine months ended September 30,		Change
	2017	2016	$	%
	(in millions)
Residential subscription	$695.6	$722.9	$(27.3)	(4)%
Business services subscription	86.4	80.2	6.2	8%
Total subscription	782.0	803.1	(21.1)	(3)%
Other business services	31.3	31.8	(0.5)	(2)%
Other	82.0	86.1	(4.1)	(5)%
	$895.3	$921.0	$(25.7)	(3)%

Total subscription revenue decreased $21.1 million, or 3%, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Contributing to the decrease were approximately $53.1 million of year over year reductions in average RGUs and $28.9 million related to the disposition of our Lawrence, Kansas system on January 12, 2017. Offsetting these decreases was a $45.8 million increase in total subscription revenue as a result of increases in ARPU which was driven by customer rate increases to offset the rising cost of programming per subscriber. Additionally, we had an increase of $15.1 million of subscription revenue generated from our NuLink acquisition on September 9, 2016.

The following table details subscription revenue by service offering for the nine months ended September 30, 2017 and September 30, 2016:

	Nine months ended September 30,				Subscription Revenue
	2017		2016		Change
	Subscription Revenue	Average RGUs(1)	Subscription Revenue	Average RGUs(1)	$	%
	(in millions)	(in thousands)	(in millions)	(in thousands)
HSD subscription	$300.7	738.7	$276.3	727.2	$24.4	9%
Video subscription	379.6	472.0	408.3	531.2	(28.7)	(7)%
Telephony subscription	101.7	242.1	118.5	282.1	(16.8)	(14)%
	$782.0		$803.1		$(21.1)	(3)%

(1)                                 Average subscribers, presented in thousands, is calculated based on reported subscribers and is not adjusted for changes related to the disposition of our Lawrence, Kansas system and acquisition of NuLink.

HSD subscription revenue increased $24.4 million, or 9%, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in HSD subscription revenue is primarily attributable to a $7.7 million increase in average HSD RGUs, a $22.1 million year over year increase in HSD ARPU and a $7.2 million increase in HSD subscription revenue related to our NuLink acquisition. Partially offsetting the overall increase was a $12.6 million decrease related to the disposition of our Lawrence, Kansas system.

Video subscription revenue decreased $28.7 million, or 7%, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease is primarily attributable to a year over year decrease of $45.0 million related to a decline in average Video RGUs and a decrease of $12.7 million related to the disposition of our Lawrence, Kansas system. Partially offsetting the overall decrease was a $23.0 million increase year over year in Video ARPU and a $6.0 million increase in video subscription revenue related to our NuLink acquisition.

Telephony subscription revenue decreased $16.8 million, or 14%, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease is attributable to a $15.9 million decrease related to a year over year decline in average Telephony RGUs and a $3.5 million decrease related to the disposition of our Lawrence, Kansas system. Partially offsetting these decreases was a $0.8 million increase in year over year Telephony ARPU and a $1.8 million increase in Telephony subscription revenue related to our NuLink acquisition.

Operating expenses (excluding depreciation and amortization)

Operating expenses (excluding depreciation and amortization) decreased $28.7 million, or 6%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease is primarily due to reductions in Video programming costs and direct Telephony costs that correlate to the decreases in Video and Telephony RGUs, decreased costs related to our fiber network construction activities and overall reduced costs from our disposition of our Lawrence, Kansas system. Partially offsetting the decreases were increased repair and maintenance costs.

Incremental contribution

A presentation of incremental contribution, a non-GAAP measure, is included below. See the prior presentation of incremental contribution for the three months ended September 30, 2017 for an explanation of why we present this metric and the limitations thereof.

The following tables provide the most comparable GAAP measurements (i.e. income from operations) for the nine months ended September 30, 2017 and September 30, 2016:

	Nine months ended September 30,
	2017	2016
	(in millions)
Income from operations	$172.9	$179.4

Incremental contribution for the provision of such services for the nine months ended September 30, 2017 and 2016 are as follows:

	Nine months ended September 30,		Change
	2017	2016	$	%
	(in millions)
HSD subscription revenue	$300.7	$276.3	$24.4	9%
HSD expenses(1)	10.3	11.0	(0.7)	(6)%
HSD incremental contribution	$290.4	$265.3	$25.1	9%

	Nine months ended September 30,		Change
	2017	2016	$	%
	(in millions)
Video subscription revenue	$379.6	$408.3	$(28.7)	(7)%
Video expenses(2)	255.0	270.0	(15.0)	(6)%
Video incremental contribution	$124.6	$138.3	$(13.7)	(10)%

	Nine months ended September 30,		Change
	2017	2016	$	%
	(in millions)
Telephony subscription revenue	$101.7	$118.5	$(16.8)	(14)%
Telephony expenses(3)	8.5	12.5	(4.0)	(32)%
Telephony incremental contribution	$93.2	$106.0	$(12.8)	(12)%

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

The following table provides a reconciliation of incremental contribution to income from operations, which is the most directly comparable GAAP measure, for the nine months ended September 30, 2017 and September 30, 2016:

	Nine months ended September 30,
	2017	2016
	(in millions)
Income from operations	$172.9	$179.4
Revenue (excluding subscription revenue)	(113.3)	(117.9)
Other non-allocated operating expense (excluding depreciation and amortization)(1)	196.6	205.6
Selling, general and administrative(1)	100.9	86.2
Depreciation and amortization(1)	150.1	155.0
Management fee to related party(1)	1.0	1.3
	$508.2	$509.6
HSD incremental contribution	$290.4	$265.3
Video incremental contribution	124.6	138.3
Telephony incremental contribution	93.2	106.0
Total incremental contribution	$508.2	$509.6

(1)                                 Operating expenses (other than third-party direct expenses excluding depreciation and amortization); selling, general and administrative; depreciation and amortization; and management fees to related party are not allocated by product or location for either internal or external reporting.

Selling, general and administrative (SG&A) expenses

Selling, general and administrative expenses increased $14.7 million, or 17%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase is mainly due to higher employee related non-cash compensation cost, an increase in telecom taxes, third party professional fees, and overall costs related to our NuLink acquisition. Partially offsetting these increases were overall reduction in expenses related to our Lawrence, Kansas system disposition.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased $4.9 million, or 3%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease is primarily due to certain intangible assets related to our acquisitions becoming fully amortized and the disposition of our Lawrence, Kansas system.

Management fee to related party expenses

Prior to our IPO, we paid a quarterly management fee of approximately $0.4 million per quarter plus any travel and miscellaneous expenses to Avista.  In addition, pursuant to a consulting agreement dated as of December 18, 2015 by and among Parent, Avista and Crestview, Crestview is entitled to 50% of any management fee actually received by Avista. Subsequent to our IPO, we will no longer pay a management fee to Avista or Crestview.

Interest expense

Interest expense decreased $40.3 million, or 25%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease is primarily due to lower overall debt and a lower blended rate mainly related to the early extinguishment of the 13.38% Senior Subordinated Notes during the latter part of 2016 and the redemption of the 10.25% Senior Notes on July 17, 2017.

Gain on sale of assets

On January 12, 2017, we sold our Lawrence, Kansas system to MidCo for net proceeds of approximately $213.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the Agreement. We recorded a gain on sale of assets of $38.4 million, subject to the adjustment as described above. We also entered into a transition services agreement under which we provided certain services to MidCo on a transitional basis. The transition services agreement, originally expiring on July 1, 2017, was extended to September 28, 2017. Charges for the transition services generally allowed us to fully recover all allowed costs and allocated expenses incurred in connection with providing these services, generally without profit.

Income tax benefit

We reported total income tax benefit of $16.4 million and $7.4 million for the nine months ended September 30, 2017 and 2016, respectively. On January 12, 2017, the Company and MidCo consummated the Asset Purchase Agreement under which MidCo acquired the Company’s Lawrence, Kansas system, for gross proceeds of approximately $213.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the agreement. As a result of the Lawrence sale, the Company has recorded $11.1 million of associated income tax expense. In addition, a deferred income tax benefit of $36.3 million was recognized as a result of the change in valuation allowance. The change in valuation allowance was due primarily to the utilization of NOLs from the disposal of indefinite lived assets related to the Lawrence sale transaction.

Liquidity and Capital Resources

At September 30, 2017, we had $135.6 million in current assets, including $36.4 million in cash and cash equivalents, and $186.3 million in current liabilities. Our outstanding consolidated debt and capital lease obligations aggregated $2,436.1 million, of which $24.1 million is classified as current in our unaudited condensed consolidated balance sheet as of such date.

On July 17, 2017, we entered into the Eighth Amendment to the credit agreement and increased our Term B loan aggregate principal amount by $230.5 million. In addition, we increased the borrowing capacity of the revolving credit commitments by an aggregate principal amount of $100.0 million.

On May 25, 2017, we consummated our IPO and received $334.7 million, net of costs associated with this offering.

On March 20, 2017, we redeemed approximately $95.1 million in aggregate principal amount of Senior Notes using cash on hand. Following such redemption, $729.9 million in aggregate principal amount of 10.25% Senior Notes remained outstanding. On July 17, 2017, we fully redeemed the 10.25% Senior Notes utilizing the proceeds of the new Term B loans, borrowings of $180.0 million under our revolving credit facility and cash on hand.

On January 12, 2017, we consummated the divestiture of substantially all of the operating assets of our Lawrence, Kansas system to MidCo. In connection with the closing of this transaction, we received $213.0 million in net cash consideration representing gross proceeds.

On December 18, 2015, under a purchase agreement entered into by the Company’s former Parent, Avista and Crestview (the “Crestview Purchase Agreement”), Crestview’s funds purchased units held by Avista and other unit holders, and made a $125.0 million primary investment in newly-issued units of the Company’s former parent. On April 29, 2016, funds managed by Avista and Crestview made an additional $40.0 million investment in newly-issued membership units in our former Parent. As of September 30, 2017, the $143.3 million of proceeds from the funds’ investment of Avista and Crestview, net of transaction costs have been contributed to us.

At the closing of the definitive agreement, we and Verizon expect to enter into a new agreement pursuant to which we would complete the build-out of the network in exchange for approximately $50.0 million. The $50.0 million would be payable as such network elements are completed. We have spent approximately $7.0 million on the construction as of September 30, 2017.

We are required to prepay principal amounts under our Senior Secured Credit Facilities credit agreement if we generate excess cash flow, as defined in the credit agreement. As of September 30, 2017, we had borrowing capacity of $112.1 million under our Revolving Credit Facility and were in compliance with all our debt covenants. Accordingly, we believe that we have sufficient resources to fund our obligations and anticipated liquidity requirements in the foreseeable future.

Historical Operating, Investing, and Financing Activities

Operating Activities

Net cash provided by operating activities increased from $110.5 million for the nine months ended September 30, 2016 to $116.4 million for the nine months ended September 30, 2017. The increase is primarily due to working capital fluctuations due to timing of payables partially offset by a decrease in operating earnings.

Investing Activities

Net cash used in investing activities decreased from $244.7 million for the nine months ended September 30, 2016 to $10.9 million for the nine months ended September 30, 2017. The decrease is attributable to net cash proceeds from the sale of our Lawrence, Kansas system in the amount of $213.0 million. Partially offsetting this decrease was an increase in capital expenditures of $17.1 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

We have ongoing capital expenditure requirements related to the maintenance, expansion and technological upgrades of our cable network. Capital expenditures are funded primarily through a combination of cash on hand and cash flow from operations. Our capital expenditures were $224.3 million and $207.2 million for the nine months ended September 30, 2017 and 2016, respectively. The $17.1 million increase from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 is primarily due to the increase in investment for edge-out network expansion.

The following table sets forth additional information regarding our capital expenditures for the periods presented:

	For the nine months ended September 30,
	2017	2016
Capital Expenditures	(in millions)
Customer premise equipment(1)	$77.9	$78.1
Scalable infrastructure(2)	27.2	24.1
Line extensions(3)	83.8	69.3
Upgrade / rebuild(4)	0.3	0.7
Support capital(5)	35.1	35.0
Total	$224.3	$207.2
Capital expenditures included in total related to:
Edge-outs(6)	$38.7	$22.6
Business services(7)	$55.9	$59.6

(1)                                 Customer premise equipment, or CPE, includes equipment and installation costs incurred to deliver services to residential and business services customers. CPE includes the costs of acquiring and installing our set-top boxes and modems, as well as the cost of customer connections to our network.

(2)                                 Scalable infrastructure includes costs, not directly related to customer acquisition activity, to support new customer growth and provide service enhancements (e.g., headend equipment).

(3)                                 Line extensions include costs associated with new home development within our footprint and edge-outs (e.g., fiber / coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).

(4)                                 Upgrade / rebuild includes costs to modify or replace existing HFC network, including enhancements.

(5)                                 Support capital includes all other non-network-related costs to support day-to-day operations, including land, buildings, vehicles, office equipment, tools and test equipment.

(6)                                 Edge-outs represent costs to extend our network into new adjacent service areas, including the associated CPE.

(7)                                 Business services represent costs associated with the build-out of our network to support business services customers, including the associated CPE.

Financing Activities

Net cash provided by financing activities decreased from $103.7 million cash provided by financing activities for the nine months ended September 30, 2016 to $99.9 million cash used in financing activities for the nine months ended September 30, 2017. The decrease is primarily due to cash payments on outstanding debt of $2,896.2 million for the nine months ended September 30, 2017 compared to $2,434.8 million for the nine months ended September 30, 2016. The decrease is partially offset by proceeds received from our IPO of $334.7 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of September 30, 2017, borrowings under our Term B Loans and Revolving

Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate (which is subject to a minimum rate of 1.00% for Term B Loans) or an ABR (which is subject to a minimum rate of 1.00% for Term B Loans), plus the applicable margin. The applicable margins for the Term B Loans is 3.25% for adjusted LIBOR loans and 2.25% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility is 3.00% for adjusted LIBOR loans and 2.00% for ABR loans. A hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of September 30, 2017) would result in an annual interest expense change of up to approximately $22.8 million on our Senior Secured Credit Facility.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.1	Eighth Amendment to Credit Agreement dated as of July 17, 2017	8-K	001-38101	July 17, 2017	10.1
10.2	WideOpenWest, Inc. 2017 Omnibus Incentive Plan					*
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST, INC.

November 13, 2017	By:	/s/ STEVEN COCHRAN
Steven Cochran
Chief Executive Officer

	By:	/s/ RICHARD E. FISH, JR.
Richard E. Fish, Jr.
Chief Financial Officer