Form 10-K
period 2017-12-31
WideOpenWest, Inc.
filed 2018-03-14
CIK 1701051

Use these links to rapidly review the document

INDEX TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-38101

WideOpenWest, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	46-0552948 (IRS Employer Identification No.)
7887 East Belleview Avenue, Suite 1000 Englewood, Colorado (Address of Principal Executive Offices)	80111 (Zip Code)

(720) 479-3500
(Registrant's Telephone Number, Including Area Code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

         As of December 31, 2017, the aggregate market value of the registrant's common stock held by non-affiliates of the Registrant was $242.5 million based on the closing price of $10.57 reported on the New York Stock Exchange.

         As of March 9, 2018, the number of outstanding shares of common stock was of the registrant was 84,869,301.

Documents Incorporated By Reference

         Information required by Part III is incorporated by reference from Registrant's proxy statement or an amendment to this Annual Report on Form 10-K to be filed by April 30, 2018.

WIDEOPENWEST, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

        This Annual Report on Form 10-K is for the fiscal year ended December 31, 2017. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Annual Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. References in this Annual Report to "WOW," "we," "us," or "our" are to WideOpenWest, Inc. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

Cautionary Statement Regarding Forward-Looking Statements

        This Annual Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical facts included in this Annual Report contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events. These statements identify prospective information and can generally be identified by the use of forward-looking terminology, including the terms "believe," "expect," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," "might," "should," "could," "would," "project," "predict," "potential" or similar expressions or the negative of these terms. The foregoing is not an exclusive list of all forward-looking statements we make. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Annual Report may not in fact occur. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

  •
  the wide range of competition we face in our business;

  •
  competitors that are larger and possess greater resources;

  •
  competition for the leisure and entertainment time of audiences;

  •
  whether our edge-out strategy will succeed;

  •
  dependence upon a business services strategy, including our ability to secure new businesses as customers;

  •
  conditions in the economy, including potentially uncertain economic conditions, changes in unemployment levels, and turbulence in the housing market;

  •
  demand for our bundled broadband communications services may be lower than we expect;

  •
  our ability to respond to rapid technological change;

  •
  increases in programming and retransmission costs;

  •
  declines in advertising revenue;

  •
  the effects of regulatory changes in our business;

  •
  our substantial level of indebtedness;

  •
  certain covenants in our debt documents;

  •
  programming exclusivity in favor of our competitors;

  •
  inability to obtain necessary hardware, software and operational support;

  •
  loss of interconnection agreements;

  •
  failure to receive support from various funds established under federal and state law;

  •
  exposure to credit risk of customers, vendors and third parties;

  •
  strain on business and resources from future acquisitions or joint ventures, or the inability to identify suitable acquisitions;

  •
  other risks referenced in the section of this Annual Report entitled "Risk Factors";

  •
  our ability to manage the risks involved in the foregoing;

and other factors described from time to time in our reports filed or furnished with the U.S. Securities and Exchange Commission (the "SEC"), and in particular those factors set forth in the section entitled "Risk Factors" and other reports subsequently filed with the SEC.

        All forward-looking statements are expressly qualified in their entirety by these cautionary statements. We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences we anticipate or affect us or our operations in the way we expect.

        All forward-looking statements speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. If we do update one or more forward-looking statements, there should be no inference that we will make additional updates with respect to those or other forward-looking statements.

PART I

Item 1.    Business

Overview

        We are a fully integrated provider of high-speed data ("HSD"), cable television ("Video"), and voice over IP-based telephony ("Telephony") services to residential customers and offer a full range of products and services to business customers. Led by our robust HSD offering, our products are available either as a bundle or as an individual service to residential and business service customers. Our service area includes approximately 3.1 million homes and businesses in nineteen Midwestern and Southeastern markets in the United States. In the Midwest, the Company offers services in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana and Baltimore, Maryland. The Southeastern markets include Augusta, Columbus, Newnan and West Point, Georgia; Charleston, South Carolina; Dothan, Auburn, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida.

        Since commencing operations in 2001, our focus has been to offer a competitive alternative cable service and establish a brand with a strong market position. We have built our business through i) organic subscriber growth and increased penetration within our existing markets and footprint, ii) network expansion to grow our footprint, iii) upgrades to introduce enhanced broadband services to networks we have acquired, iv) entry into business services, with a full range of HSD, Video and Telephony products, and v) acquisitions and integration of cable systems. At December 31, 2017, our networks passed 3,109 thousand homes and businesses and served 777 thousand total customers, reflecting a total customer penetration rate of approximately 25%.

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

        We are focused on efficient capital spending and maximizing adjusted earnings before income taxes, depreciation and amortization ("Adjusted EBITDA") through an Internet-centric growth strategy while maintaining a profitable video subscriber base. Based on our per subscriber economics, we believe that HSD represents the greatest opportunity to enhance profitability across our residential and business markets. We believe that our advanced network is designed to meet our current and future customers' HSD needs. We will offer HSD speeds up to 1 GIG (1000 Mbps) in 95% of our markets by the end of the first quarter 2018.

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

        We believe our high-value product offerings, customer-centric operating philosophy, technically advanced network and experienced management team have driven strong operating and financial performance. Our reputation as an industry leader, particularly with respect to customer experience, has been consistently recognized by independent third parties. For example, WOW has been recognized by Consumer Reports Magazine (rated highest across several categories 15 times in the last 9 years) and J.D. Power and Associates (highest customer satisfaction 21 times in the last 13 years).

Ownership and Basis of Presentation

        We commenced operations in 2001 as WideOpenWest, LLC. WideOpenWest, LLC was wholly owned by WideOpenWest Kite, Inc., which was wholly owned by Racecar Acquisition, LLC ("Racecar Acquisition"). Racecar Acquisition was a wholly owned subsidiary of WideOpenWest Holdings, LLC ("Parent").

        WideOpenWest, Inc. was organized in Delaware in July 2012 as WideOpenWest Kite, Inc. WideOpenWest Kite, Inc. subsequently changed its name to WideOpenWest, Inc. in March 2017.

        On April 1, 2016, we consummated a restructuring ("Restructuring") whereby WideOpenWest Finance, LLC ("WOW Finance") became a wholly owned subsidiary of WOW. Previously, WOW Finance was owned by WideOpenWest Illinois, Inc., WideOpenWest Ohio, Inc., WideOpenWest Cleveland, Inc., WOW Sigecom, Inc. and WOW (collectively, the "Members"). Prior to the Restructuring, the Members were wholly owned subsidiaries of Racecar Acquisition.

        As a result of the Restructuring, each of the Members, other than WOW, merged with and into WOW. WOW became the sole subsidiary of Racecar Acquisition and WOW Finance became a wholly owned subsidiary of WOW.

        On May 25, 2017, we completed an initial public offering ("IPO"), whereby we registered shares of our common stock, which are listed on the New York Stock Exchange ("NYSE") under the ticker symbol "WOW". Prior to our IPO, WOW was wholly owned by Racecar Acquisition, which is a wholly owned subsidiary of the Parent. Subsequent to the IPO, Racecar Acquisition and Parent were liquidated and our shares distributed to their respective members. In the following context, the terms "we", "us", "WOW", or "the Company" may refer, as the context requires, to WOW or, collectively, WOW and its subsidiaries.

        Certain employees of WOW participated in equity plans administered by the Company's former Parent. The management units from the equity plan were issued from the former Parent's ownership structure, the management units' value directly correlated to the results of WOW, as the primary asset of the former Parent's investment in WOW. The management units for the equity plan have been "pushed down" to the Company, as the management units had been utilized as equity-based compensation for WOW management. Immediately prior to the Company's IPO, these management units were cancelled. For information regarding securities issued under our equity compensation plans, see Note 18 to our accompanying consolidated financial statements contained in "Part II—Item 8. Financial Statements and Supplementary Data".

Stock Repurchase Program

        On December 14, 2017, our Board of Directors authorized us to repurchase up to $50.0 million of our common stock. As of March 9, 2018, we purchased 4.0 million shares of our common stock for approximately $41.4 million. We had remaining board authority to purchase an additional $8.6 million of our common stock. We expect the stock repurchase program to deliver value to shareholders, while capitalizing on attractive market valuations.

Avista and Crestview Partners Investment

        On December 18, 2015, Crestview Advisors, LLC ("Crestview") and our former Parent consummated a transaction whereby Crestview became the beneficial owner of approximately 35% of the equity interests of our former Parent. Under terms of the agreement ("Crestview Purchase Agreement"), Crestview's funds purchased units held by Avista Capital Partners ("Avista") and other unit holders, and separately made a $125.0 million primary investment in newly-issued units.

        On April 29, 2016, funds managed by Avista and Crestview made an additional $40.0 million investment in newly-issued membership units in our former Parent.

        As of December 31, 2017, all the proceeds from the funds' investments of Avista and Crestview in the amount of $143.3 million, net of transaction costs, have been contributed to the Company.

Redemption of 10.25% Senior Notes

        On March 20, 2017, we utilized cash on hand to redeem $95.1 million in aggregate principal amount outstanding of the 10.25% Senior Notes (the "Senior Notes"). In addition to the partial redemption, we paid accrued interest on the Senior Notes of $1.7 million and a call premium of $4.9 million. We recorded a loss on early extinguishment of debt of $5.0 million, primarily representing the cash call premium paid.

        On July 17, 2017, we used the proceeds of the new Term B loans, borrowed $180.0 million under our revolving credit facility, proceeds from the IPO, and cash on hand to fully redeem all of the Company's remaining outstanding Senior Notes and to pay certain fees and expenses. In connection with the redemption of the Senior Notes, we satisfied and discharged the indenture governing the Senior Notes. We paid $729.9 million in principal amount, incurred prepayment fees of $18.7 million and paid accrued interest of $37.6 million. We recorded a loss on early extinguishment of debt of $19.8 million related to the write-off of deferred issuance costs, premium, and prepayment fees.

Redemption of 13.38% Senior Subordinated Notes

        During the year ended December 31, 2016, we made two payments to partially redeem our 13.38% Senior Subordinated Notes. The final redemption payment was made on December 18, 2016.

Refinancing of the Term B Loans and Revolving Credit Facility

        On July 17, 2017, the Company entered into an eighth amendment ("Eighth Amendment") to its Credit Agreement, with JPMorgan Chase Bank, N.A., as the administrative agent and revolver agent. Under the Eighth Amendment, (i) we borrowed new Term B loans in an aggregate principal amount of $230.5 million, for a total outstanding Term B loan principal amount of $2.28 billion and (ii) the revolving credit commitments were increased by an aggregate principal amount of $100.0 million, for a total outstanding revolving credit commitment of $300.0 million available to us under the revolving credit facility. The new Term B loans will mature on August 19, 2023 and bear interest, at our option, at a rate equal to ABR plus 2.25% or LIBOR plus 3.25%. Loans under the revolving credit facility will mature on May 31, 2022 and bear interest, at our option, at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%. The guarantees, collateral and covenants in the Eighth Amendment remain unchanged from those contained in the credit agreement prior to the Eighth Amendment.

        On May 31, 2017, the Company entered into a seventh amendment ("Seventh Amendment") to its Credit Agreement. The Seventh Amendment (i) refinanced the then existing $200.0 million of borrowings available to the Company under the revolving credit facility and (ii) extended the maturity date of the revolving credit facility to May 31, 2022, unless an earlier date was triggered under certain circumstances. The interest rate margins applicable to the revolving credit facility bore interest at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%. Additionally, the Company entered into an Incremental Commitment Letter to its revolving credit facility that increased the available borrowings to $300.0 million that became available upon compliance by the Company with certain conditions (see discussion of the redemption of Senior Notes above, whereby such conditionality was subsequently achieved as a result of the Eighth Amendment). The guarantees, collateral and covenants in the Seventh Amendment remained unchanged from those contained in the credit agreement prior to the Seventh Amendment.

Sale of Chicago Fiber Network

        On December 14, 2017, the Company sold a portion of its fiber network in the Chicago market to a subsidiary of Verizon for $225.0 million in cash. In addition, the Company and Verizon entered into a new construction agreement pursuant to which the Company will complete the build-out of the network in exchange for approximately $50.0 million (which approximates the Company's remaining estimate to complete the network build-out), payable as the remaining network elements are completed. The final build-out of the network is expected to be completed during the second half of 2018.

Sale of Lawrence, Kansas Systems

        On January 12, 2017, we and Midcontinent Communications ("MidCo") entered into an agreement under which MidCo acquired our Lawrence, Kansas systems, for gross proceeds of approximately $213.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the agreement. We and MidCo also entered into a Transition Services Agreement pursuant to which the Company provides certain services to MidCo on a transitional basis. Charges for the transition services generally allow us to fully recover all allowed costs and allocated expenses incurred in connection with providing these services, generally without profit. The results of our Lawrence, Kansas system are included for the year ended December 31, 2015 and 2016, and the first 12 days for the year ended December 31, 2017.

NuLink Acquisition

        On September 9, 2016, we finalized our acquisition of HC Cable Opco, LLC d/b/a NuLink in Newnan, Georgia for $54.3 million, all of which we paid in cash. The acquisition extended our HSD, Video and Telephony service and award-winning customer service to more than 34 thousand additional homes and businesses. The results of our NuLink acquisition from September 9, 2016 through December 31, 2017 are reflected in our consolidated financial statements.

Our Systems and Markets

        Our systems deliver services in the Midwestern and Southeastern regions of the United States. As of December 31, 2017, these networks passed approximately 3,109 thousand homes and businesses and served approximately 777 thousand total customers, reflecting a total customer penetration rate of 25%. Within these markets, we typically have a customer base with income levels above the national average, unemployment rates below the national average, and a propensity to purchase higher-margin bundled services. An overview of our markets as of December 31, 2017 is shown below:

Market	Homes Passed	Network Miles < 750 MHz	Network Miles 750 to 859 MHz	Network Miles > 860 MHz	Total Network Miles
Detroit, MI	695,170	—	5,396	874	6,270
Chicago, IL	475,182	—	2,856	350	3,206
Columbus, OH	433,381	—	4,259	420	4,679
Pinellas, FL	283,028	—	3,380	—	3,380
Cleveland, OH	193,615	—	1,209	912	2,121
Huntsville, AL	122,714	—	1,871	34	1,905
Baltimore, MD	111,605	—	1,225	—	1,225
Montgomery, AL	104,188	—	1,274	—	1,274
Evansville, IN	102,320	—	—	1,292	1,292
Augusta, GA	94,039	—	1,315	—	1,315
Charleston, SC	90,160	—	1,192	—	1,192
Lansing, MI	88,965	1,000	702	327	2,029
Columbus, GA	83,675	—	1,017	—	1,017
Panama City, FL	78,363	—	938	—	938
Knoxville, TN	52,679	—	731	—	731
Newnan, GA	35,966	—	820	—	820
Dothan, AL	31,991	—	531	—	531
West Point, GA	17,960	—	324	—	324
Auburn, AL	14,189	—	—	177	177

	3,109,190	1,000	29,040	4,386	34,426

        We believe we have one of the most technically advanced and uniform networks in the industry with approximately 97% of our network at 750 MHz or greater capacity and delivering a full suite of products including HSD, Video (including VOD and HD) and Telephony. Given the advanced and uniform nature of our next generation network, we are able to maintain the network relatively inexpensively, launch new services quickly and efficiently and maintain our own telephony infrastructure. Our advanced plant will allow us to continue to roll out competitive HD channel line ups and higher data speeds without major capital requirements.

        Our most significant competitors are other cable television operators, direct broadcast satellite providers and certain telephone companies that offer services that provide features and functionality similar to our HSD, Video and Telephony services. We believe that our strategy of operating primarily in secondary markets provides better operating and financial stability compared to the more competitive environments in large metropolitan markets. We have a history of successfully competing in chosen markets despite the presence of competing incumbent providers.

Our Operating Philosophy and Commitment to Customer Service

        We believe that our operating philosophy "to deliver an employee and customer experience that lives up to our name" is central to our success. This philosophy influences how we are organized and informs the process we employ to acquire and retain customers. For example, we use a needs-based selling process to recommend packages that best fit customers' service and pricing needs. We seek to keep our customer response activities closely coordinated with all operational aspects of our business, so that resources are appropriately allocated and operating efficiencies are optimized. We believe in offering customers an experience that is convenient for them by generally providing installation and service appointments within a two hour window, seven days a week.

        We use targeted marketing modeling to drive profitable growth and minimize risk of non-pay churn. This analysis is performed at the node level in our network so that marketing and sales tactics drive penetration in a highly targeted manner. We also believe that the responsibility for winning new customers extends beyond the sales and marketing department to our entire company.

        We have demonstrated our ability to grow by delivering a strong customer experience, offering high value bundles and packages, and smartly and selectively introducing new competitive offerings. We believe our philosophy of providing value based pricing differentiates WOW in the market. We strive to ensure our customers can enjoy a seamless experience of one installation, one bill, and one service provider. Our strategy has led to bundled customers accounting for approximately 55% of our total customer mix. Bundling has allowed us to maximize the revenue generating capability of our networks through increased penetration, increased revenue per customer, greater pricing flexibility and increased customer retention.

        Our operating philosophy and commitment to customer service have translated into numerous independent awards and significant recognition for our focus on the customer experience. For example, WOW has:

  •
  Rated highest by Consumer Reports Magazine across multiple categories 15 times over the last 9 years;

  •
  Received the J.D. Power and Associates recognition for highest customer satisfaction across multiple categories 21 times in the last 13 years;

  •
  Recognized by PC Magazine with the Reader's Choice Award 5 times in the last 7 years.

Our Bundled Service Offering

        We offer a complete solution of HSD, Video and Telephony services in all of our markets. We sell these services through a broad range of service bundles designed to address the varying needs of existing and potential customers. We sell individual services at prices competitive to those of the incumbent providers and attractively price our bundles to create more value for our customers to drive switching. Bundles also provide customers with an integrated billing and customer service experience for multiple products. Bundling our services enables us to increase penetration, raise average revenue per customer, improve operating efficiency, facilitate customer service, reduce customer acquisition and installation costs, and increase customer retention.

Residential Data Services

        We offer tiered HSD services to residential customers that include always-on high-speed connections to the Internet using cable modems. We will offer a connection up to 1 GIG service (1000 Mbps) in 95% of our markets by the end of the first quarter 2018. We offer month to month and term based pricing to provide customers the most flexibility.

        Our data packages generally include the following:

  •
  specialized technical support 24 hours a day, seven days a week;

  •
  a home portal page with customizable access to local content, weather, news, sports and financial reports;

  •
  value-added features such as e-mail accounts;

  •
  advanced wireless home networking; and

  •
  DOCSIS-compliant modem installed by a trained professional.

        As a result of evolving customer preferences, we are experiencing an increase in customers who purchase only HSD services.

Video Services

        We offer our customers a full array of video services and programming choices. Customers generally pay initial connection charges and fixed monthly fees for video service.

        Our video service offering comprises the following:

  •
  Basic Cable Service:    All of our video customers receive a package of limited basic programming, which generally consists of local broadcast television and local community programming, including public, educational and government access channels. The expanded basic level of programming includes approximately 75 channels of satellite-delivered or non-broadcast channels, such as ESPN, MTV, USA, CNN, The Discovery Channel, Nickelodeon and various home shopping networks.

  •
  Digital Cable Service, HD channels, and Premiums:    This digital level of service includes over 275 channels of digital programming, including our expanded basic cable service, and over 40 music channels. We have introduced new service offerings to strengthen our competitive position and generate additional revenues, including HD TV, digital video recording ("DVR"), VOD and subscription VOD. VOD permits customers to order movies and other programming on demand with DVD-like functions, and provides thousands of hours of content available for free, on a pay-per-view basis or with a subscription. Subscription VOD is a similar service that has specific content available to customers who subscribe to the underlying premium channel.

  •
  Ultra:    We offer our Ultra video product in select markets. Ultra is priced higher than digital cable service and is an all-in-one solution for our customers. Ultra's advanced feature set includes whole-home DVR, remote DVR management, wireless home networking, ability to access Netflix without switching inputs on TV, caller ID on TV, the ability to view personal content from a PC on TV, parental control from anywhere and a smart menu user interface. We intend to develop additional features and enhancements such as a recommendation engine, user customization options and a variety of apps. Since its launch in February 2012, Ultra TV has attracted approximately 128 thousand customers as of December 31, 2017.

  •
  Premium Channels:    These channels, such as HBO, Showtime, Starz, Encore and Cinemax, provide commercial-free movies, sports and other special event entertainment programming and are available as part of a bundle or at an additional charge above our expanded basic and digital tiers of service.

        Our platform enables us to provide an attractive service offering of extensive programming as well as interactive services.

Telephony Services

        We provide residential voice services using VoIP. Our telephony services include local and long-distance telephone services. We offer telephone packages that include different combinations of the following core services:

  •
  local area calling plans;

  •
  flat-rate local and long-distance plans;

  •
  unlimited local and long-distance plans;

  •
  popular calling features such as caller ID, call waiting and voicemail; and

  •
  measured and fixed rate toll packages based on usage.

Business Telephony and Data Services

        Our broadband network also supports services to business customers and we have developed a full suite of products for small, medium and large local enterprises. We offer the traditional bundled product offering and have also developed new products to meet the more complex high-speed data and telephony needs of medium and large local enterprises. We offer fiber based services, which enable our customers to have enhanced telephony services, data speeds of up to 10 gigabit per second on our fiber network, and office-to-office metro Ethernet services that provide a secure and managed connection between customer locations. We have introduced our Hosted Voice product offering, which can replace customers' aging private branch exchange ("PBX") products with telephony and data service that offers more flexible features at a lower cost. In addition, we have a Session Initiated Protocol (SIP) trunking service. This service is a direct replacement for the traditional telephone service used by large PBX customers and is delivered over our fiber network and terminated via an Ethernet connection at the customer's premise. We have a complete line of collocation infrastructure services, cloud computing, managed backup and recovery services. We serve our business customers from locally based business offices with customer service and network support 24 hours a day, seven days a week.

Pricing for Our Products and Services

        We employ value based pricing strategies for our services to promote sales of bundled packages, as well as the option to purchase Internet à la carte. We offer bundles of two or more services with tiered features and prices to meet the demands of a variety of customers. The bundle approach simplifies our customers' experience, while creating operational efficiencies by reducing the number of plans handled by our sales and call center personnel and by reducing the number of packages supported in our billing system. We also sell individual services at prices competitive to à la carte services sold by our competitors. An installation fee may be charged to new and reconnected customers. We charge monthly fees for customer premise equipment.

Our Interactive Broadband Network

        Our network is critical to the implementation of our operating strategy, allowing us to offer bundled HSD, Video, Telephony, Metro Ethernet, and other enterprise class services to our customers in an efficient manner and with a high level of quality. In addition to providing high capacity and scalability, our network has been specifically engineered to have increased reliability, including features such as:

  •
  redundant fiber routing which enables the rapid, automatic redirection of network traffic in the event of a fiber cut;

  •
  back-up power supplies in our network which ensure continuity of our service in the event of a power outage; and

  •
  network monitoring to the customer premise for all digital HSD, Video and Telephony services.

Technical Overview

        Our interactive broadband network consists primarily of an advanced hybrid fiber coaxial cable network. Fiber-optic cable is a communications medium that uses glass fibers to transmit signals over long distances with minimum signal loss or distortion. In most of our network, our system's owned high capacity fiber-optic cables connect to our technical facilities and multiple nodes throughout our network. These nodes are connected to individual homes and buildings by fiber and coaxial cable and are shared by a number of customers. We have sufficient fiber and cable capacity to subdivide our nodes if growth so dictates. Our HFC network has excellent broadband frequency characteristics and physical durability, which is conducive to providing HSD, Video and Telephony transmission.

        As of December 31, 2017, our network consisted of over 34 thousand miles of network, passed over 3,109 thousand homes and businesses and served approximately 777 thousand total customers. Our interactive broadband network is designed using redundant fiber-optic cables. Our fiber rings are "self-healing," which means that they provide for very rapid, automatic redirection of network traffic so that our service will continue even if there is a single point of failure on a fiber ring.

        We distribute our bundled services from our technical facilities called headends, hub sites, and data centers each of which is equipped with a generator and battery back-up power source to allow service to continue during a power outage. Additionally, individual nodes that are served by the facilities are equipped with back-up generators or batteries. Our redundant fiber-optic cables and network powering systems allow us to provide circuit-based telephony services consistent with industry reliability standards for traditional telephone systems.

        We monitor our network 24 hours a day, seven days a week from our network operations centers in Naperville, Illinois. Technicians in each of our service areas schedule and perform installations and repairs and monitor the performance of our interactive broadband network. We actively maintain the quality of our network to minimize service interruptions and extend the network's operational life.

High-Speed Data Services

        We provide Internet access using high-speed cable modems in the same way customers receive Internet services over modems linked to the local telephone network. We provide our customers with a high level of data transfer rates through multiple peering arrangements with tier-one Internet facility providers.

Video Services

        Our network is designed for digital two-way interactive transmission with fiber-optic cable carrying signals from the headend to hubs and to distribution points (nodes) within our customers' neighborhoods, where the signals are transferred to our coaxial cable network for delivery to our customers.

Telephony Services

        We offer telephony service over our broadband network. We install a network interface box outside a customer's home or an Embedded Multimedia Terminal Adapter in the home to provide dial tone service. Our network interconnects with those of other local phone companies. In addition, we serve our telephony customers using Voice over Internet Protocol ("VoIP") switching technology. This newer architecture allows for the same enhanced custom calling services as traditional time division multiplexing switching systems, as well as additional advanced business services such as session initiation protocol, hosted PBX services and other services.

Business Services

        In addition to the Data, Video and Telephony outlined above, we also utilize our network to provide other business services, including session initiated protocol, web hosting, metro Ethernet and wireless backhaul services. We also provide advanced collocation and cloud infrastructure services including private cage or cabinet with high availability power, virtual and physical compute, high performance storage, dedicated firewall/load balancers, private virtual local area network segmentation, disaster recovery to the cloud and backup and archive as a service.

Programming

        We purchase some of our programming directly from the program networks by entering into affiliation agreements with the programming suppliers. We also benefit from our membership with the National Cable Television Cooperative ("NCTC"), which enables us to take advantage of volume discounts. As of December 31, 2017, approximately 66% of our programming was sourced from the NCTC, which also handles our contracting and billing arrangements for this programming.

Competition

        Our competition comes from a variety of communications companies because of the broad number of HSD, Video and Telephony services we offer to both residential and business customers. We have at least one major cable (typically Comcast Corporation ("Comcast") or Charter Communications Inc. ("Charter") competitor in most of our markets and our largest telecommunications competitor is AT&T, Inc. ("AT&T"). Competition is based on service, content, reliability, bundling, value and convenience. We believe our consistent recognition for having a strong commitment to customer service provides meaningful differentiation versus our competitors. In addition, we face increasing competition from content owners that utilize internet-based delivery of content directly to consumers, some without charging a fee to access the content.

High Speed Data Services

        We primarily compete against other cable television companies, incumbent local exchange carriers ("ILECs") that provide dial-up and DSL services and other wireless Internet access services to provide consumers with data services. Competitors' HSD offerings also include a range of services from DSL to gigabit Ethernet. Our competitors primarily provide services over traditional telephone networks or broadband data networks. By contrast, our services are offered over pure and hybrid fiber network connections. Our additional services include spam filtering, email, private web space, online storage and customizable news and entertainment content. Importantly, we compete against other data service providers by offering high-quality HSD services and a differentiated customer service experience.

Video Services

        Cable television systems are operated under non-exclusive franchises granted by local authorities, which may result in more than one cable operator providing video services in a particular market. Our cable competitors currently include Charter, Comcast and Mediacom Communications Corporation ("Mediacom"). We also encounter competition from direct broadcast satellite systems, including DirecTV and Dish Network that transmit signals to small dish antennas owned by the end-user.

        The Telecommunications Act of 1996 ("1996 Act") eliminated many restrictions on local telephone companies offering video programming. We face competition from companies subject to the 1996 Act, including AT&T, Frontier Communications Corporation ("Frontier"), CenturyLink, Inc. ("CenturyLink") and Verizon Communications, Inc. ("Verizon"). These companies currently provide video services to homes in portions of our markets. Given the publicly stated intentions of AT&T and Verizon, we expect modest additional ILEC "fiber to the home" activity in our footprints. We also compete with systems that provide multichannel program services directly to hotel, motel, apartment, condominium and other multi-unit complexes through a satellite master antenna—a single satellite dish for an entire building or complex.

        Cable television distributors may, in some markets, compete for customers with other video programming distributors and other providers of entertainment, news and information. Alternative methods of distributing video programming offered by cable television systems include "over the top", or "OTT", business models such as Netflix, Hulu, YouTube, Amazon and Apple. Increasingly, content owners are using Internet-based delivery of content directly to consumers, some without charging a fee to access the content. Further, due to consumer electronic innovations, consumers are able to watch such Internet-delivered content on televisions, personal computers, tablets, gaming boxes connected to televisions and mobile devices. HBO and CBS sell their programming directly to consumers over the Internet. Dish Network offers Sling TV, which includes ESPN among other programming, and Sony offers PlayStation Vue. We believe some customers have chosen or will choose to receive video over the Internet rather than through our VOD and subscription video services, thereby reducing our video subscriber base, in a trend known as "cord-cutting". While difficult to quantify and extrapolate, we expect this trend to continue in the future. Notwithstanding those trends, we believe that we are positioned to benefit as these customers will require robust Internet connection in order to efficiently access such OTT content, which could lead to increased demand for our HSD services as a result of any "cord-cutting".

        In addition to other means, we compete with these companies by delivering a differentiated customer service experience and programming content, including the number of channels and the availability of local programming.

        Importantly, we also compete against video service providers with a bundled high-speed data, video and telephony product which not all of our competitors can deliver.

Telephony Services

        In providing local and long-distance telephony services, we compete with the incumbent local phone company, various long-distance providers and VoIP telephone providers in each of our markets. AT&T, CenturyLink, Frontier and Verizon are the incumbent local phone companies in our current markets. We also compete with a number of long-distance telephone service providers, such as AT&T, CenturyLink, Frontier and Verizon. In addition, we compete with a variety of smaller, regional competitors that may lease network components from AT&T, CenturyLink, Frontier or Verizon and focus on the commercial segment of our markets.

        Following years of development, VoIP has been deployed by a variety of service providers including the other Multiple System Operators ("MSOs") that we compete against and independent service providers such as Vonage Holding Corporation. Unlike circuit switched technology, this technology does not require ownership of the last mile and eliminates the need to rent the last mile from the Regional Bell Operating Companies. VoIP providers have had differing levels of success based on their brand recognition, financial support, technical abilities, and legal and regulatory decisions.

        Wireless telephone service is viewed by some consumers as a replacement for traditional telephone service. Wireless service is priced on a flat-rate or usage-sensitive basis and rates are continuously decreasing.

Bundled Services

        Most of our cable competitors have deployed their own versions of the triple-play bundle in our markets. Charter, Comcast, Mediacom and other MSOs offer VoIP, thereby enabling their own versions of a triple play bundle in our markets.

        AT&T U-verse, Frontier and Verizon FiOS offer bundled services by providing video via their broadband networks in certain markets. AT&T U-verse has deployed video in many of our markets. Additionally, AT&T, through its ownership of DirecTV, also provides a satellite video offering. Through its acquisition of Verizon FiOS assets, Frontier offers bundled services in Pinellas County. Consequently, we overlap with Verizon FiOS only in our Baltimore market.

        We believe that advanced network, competitive HSD products and emphasis on customer service will continue to be a strategic initiative and that the best way to retain and attract customers is through an additional focus on technology and development of broadband data applications.

Employees

        As of December 31, 2017, we had approximately 3,000 full-time employees. We consider our relationship with our employees to be good and we structure our compensation and benefit plans in order to attract and retain high-performing employees. We will need to recruit additional employees in order to implement our growth plan. We recruit from several major industries for employees with skills in high-speed data, video and telephony technologies. None of our employees are subject to collective bargaining agreements.

Legislation and Regulation

        We operate in highly regulated industries and both our cable television and telecommunications services are subject to broad regulation at the federal, state and local levels. Our Internet services have historically been subject to more limited regulation, although the FCC's 2015 Open Internet Order expanded regulation of Internet services as more fully described below. The following is a summary of laws and regulations affecting the cable television and telecommunications industries. It does not purport to be a complete summary of all present and proposed legislation and regulations pertaining to our operations.

Regulation of Cable Services

        The Federal Communications Commission ("FCC"), the principal federal regulatory agency with jurisdiction over cable television operators and services, has promulgated regulations covering many aspects of cable television operations. The composition of the FCC changed in January 2017. We anticipate that the newly composed FCC will modify some regulations applicable to our business; however, the impact on our business is unknown. The FCC enforces its regulations through the imposition of monetary fines, the issuance of cease-and-desist orders and/or the imposition of other administrative sanctions. Cable franchises, the principal instrument of governmental authority for our cable television operations, are not issued by the FCC but by states, cities, counties or political subdivisions. A brief summary of certain key federal regulations follows.

  Rate Regulation

        The Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act") authorized rate regulation for certain cable services and equipment in certain markets. It also eliminated direct oversight of rates by the FCC and local franchising authorities of all but the basic service tier of cable service. Rate regulation of the basic tier does not apply, however, when a cable operator is subject to effective competition in the relevant community. Under an order issued by the FCC in 2015, cable operators are presumed to be subject to effective competition. That Order was appealed to the D.C. Circuit Court, which denied the petition for review. Moreover, some local franchising authorities that could otherwise regulate basic rates for cable systems that are not subject to effective competition choose not to do so. We are not currently subject to cable service rate regulation in any of our markets.

  Program Access

        To promote competition between incumbent cable operators and independent cable programmers, the 1992 Cable Act placed restrictions on dealings between certain cable programmers and cable operators. Satellite video programmers affiliated with cable operators are prohibited in most cases from favoring those cable operators over competing distributors of multi-channel video programming, such as satellite television operators and unaffiliated competitive cable operators such as us. Specifically, the program access regulations generally prohibit exclusive contracts for satellite cable programming or satellite broadcast programming between any cable operator and any cable-affiliated programming vendor. On October 5, 2012, the FCC adopted and released a Further Notice of Proposed Rulemaking in the Matter of Revision of the Commission's Program Access Rules ("Program Access FNPRM"). The FCC declined to extend the exclusive contract prohibition section of the program access rules beyond its October 5, 2012 sunset date. The prohibition applies only to programming that is delivered via satellite; it does not apply to programming delivered via terrestrial facilities. The FCC determined that a preemptive prohibition on exclusive contracts is no longer "necessary to preserve and protect competition and diversity in the distribution of video programming" considering that a case-by-case process will remain in place after the prohibition expires to assess the impact of individual exclusive contracts. In the Program Access FNPRM, the FCC also requested comment on revisions to the program access rules pertaining to buying groups and rebuttable presumptions in program access complaint proceedings challenging certain exclusive contracts. The Program Access FNPRM is still pending.

  Commercial Leased Access

        The Communications Act requires that cable systems with 36 or more channels make available a portion of their channel capacity for commercial leased access by third parties to facilitate competitive programming efforts. We have not been subject to many requests for carriage under the leased access rules.

  Carriage of Broadcast Television Signals

        The 1992 Cable Act established broadcast signal carriage (so-called "must carry") requirements that allow local commercial television broadcast stations to elect every three years whether to require the cable systems in the relevant area to carry the station's signal or whether to require the cable system to negotiate for consent to carry the station. The most recent election by broadcasters became effective on January 1, 2018. For local, non- commercial stations cable systems are also subject to must-carry obligations. We now carry most commercial stations pursuant to retransmission consent agreements and pay fees for such consents.

  Franchise Authority

        Cable television systems operate pursuant to non-exclusive franchises issued by franchising authorities, which, depending on the specific jurisdiction can be the states, cities, counties or political subdivisions in which a cable operator provides cable service. Franchising authority is premised upon the cable operator crossing and using public rights-of-way to construct and maintain its system. The terms of franchises, while variable, typically include requirements concerning services, franchise fees, construction timelines, mandated service areas, customer service standards, technical requirements, public, educational and government access channels and support, and channel capacity. Franchise authorities may terminate a franchise or assess penalties if the franchised cable operator fails to adhere to the conditions of the franchise. Although largely discretionary, the exercise of state and local franchise authority is limited by federal statutes and regulations adopted pursuant thereto. We believe that the requirements imposed by our franchise agreements are fairly typical for the industry. Although they do vary, our franchises generally provide for the payment of fees to the applicable franchise authority of up to 5% of our gross cable service revenues, which is the current maximum authorized by federal law. Many of our franchises also require that we pay a percentage of our gross revenue in support of public, educational and governmental ("PEG") channels. These so-called PEG fees vary, but generally do not exceed 2% of our gross cable services revenues.

        On December 20, 2006, the FCC established rules and provided guidance ("2006 Order") pursuant to the Communications Act that prohibit local franchising authorities from unreasonably refusing to award competitive franchises for the provision of cable services. In order to eliminate certain barriers to entry into the cable market, and to encourage investment in broadband facilities, the FCC preempted local laws, regulations, and requirements, including local level-playing-field provisions, to the extent they impose greater restrictions on market entry than those adopted under the order. This order has the potential to benefit us by facilitating our ability to obtain and renew cable service franchises. On January 21, 2015, the FCC issued an Order on Reconsideration of the Second Report and Order. The FCC clarified that the franchising rules and findings it extended to incumbent cable operators in the 2006 Order do not apply to state laws governing cable television operators, or to any state-level cable franchising process.

        Many state legislatures have enacted legislation streamlining the franchising process, including having the state, instead of local governments, issue franchises. Of particular relevance to us, states with laws streamlining the franchising process or authorizing state-wide or uniform franchises currently include Florida, Georgia, Indiana, Illinois, Michigan, Ohio, South Carolina and Tennessee. In some cases, these laws enable us to expand our operations more rapidly by providing for a streamlined franchising process. At the same time, they enable easier entry by additional providers into our service territories.

  Franchise Renewal

        Franchise renewal, or approval for the sale, transfer or assignment of a franchise, may involve the imposition of additional requirements not present in the initial franchise agreement. Franchise renewal is not guaranteed, but federal law imposes certain standards to prohibit the arbitrary denial of franchise renewal. Our franchises are typically issued for 10 to 15 year initial terms, but the terms vary depending upon whether we are operating under a local or state franchise, and many of our existing franchise terms will expire over the course of the next several years. Still, we expect our franchises to be renewed by the relevant franchising authority. The 2006 Order discussed under Franchise Authority above, as well as some state laws that regulate the issuance of state video franchises, reduce the potential for unreasonable conditions being imposed upon renewal.

  Pole Attachments

        The Communications Act requires all local telephone companies and electric utilities, except those owned by municipalities and co-operatives, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and rights-of-way at just and reasonable rates, except where states have certified to the FCC that they regulate pole access and pole attachment rates. The right to access poles, ducts, conduits and rights-of-way pursuant to regulated rates and set timeframes is highly beneficial to facilities-based providers such as us. Federal law also establishes principles to govern the pricing and terms of such access. Currently, 20 states and the District of Columbia have made certifications to the FCC, which leaves pole attachment matters to be regulated by those states. Of the states in which we operate, Illinois, Michigan and Ohio have made certifications to the FCC. The FCC has clarified that the provision of Internet services by a cable operator does not affect the agency's jurisdiction over pole attachments by that cable operator, nor does the provision of such non-cable services affect the rate formula otherwise applicable to the cable operator.

        In April 2011, the FCC adopted an order that examined a number of issues involving access to pole attachments by telecommunications carriers, including the rights of ILECs to demand nondiscriminatory access in certain situations, and which attempted to bring the rates that cable operators and telecommunications carriers charge closer to parity. In November 2015, the FCC released another order taking further steps to balance the rates paid by cable operators and telecommunications carriers. Part of the order addresses some industry members' concerns that pole attachment rates might increase sharply now that the FCC has reclassified broadband service as telecommunications service as discussed further below. The 2015 order was appealed to the U.S. Court of Appeals for the 8th Circuit, which rejected the petition. It is uncertain, however, how the Open Internet Order and the Internet Freedom Order discussed below might impact attachment rights and costs.

  Internet Service

        To date, the FCC has rejected requests by some Internet service providers to require cable operators to provide unaffiliated Internet service providers with direct access to the operators' broadband facilities. On December 23, 2010, the FCC adopted "net neutrality" rules requiring fixed and mobile providers of broadband Internet access to comply with certain disclosure and other rules designed to maximize consumer access to broadband services ("2010 Open Internet Order"). In summary, the rules impose obligations related to ensuring provider transparency and preventing unreasonable blocking and discrimination of content, applications or services. In general, the requirements, which took effect on November 20, 2011, permit reasonable network management practices by broadband providers. Challenges to the "net neutrality" rules, including the FCC's jurisdiction to adopt the rules, were filed in federal appellate court. On January 14, 2014, a D.C. Circuit panel struck down the portions of the FCC's 2010 Open Internet Order rules that had banned blocking or discriminatory treatment of websites or other online applications by retail broadband Internet access providers such as incumbent telephone companies and cable operators ("D.C. Circuit Order"). At the same time, the court approved the agency's requirement that broadband providers adequately disclose their policies regarding blocking and "network management" (that is, practices for avoiding network congestion, giving priority to some classes of traffic over others, etc.).

        On February 26, 2015, the FCC announced that it reclassified broadband Internet access as a telecommunications service under Title II of the Communications Act ("Open Internet Order"). The FCC announced that its Open Internet Order prohibits: (i) broadband providers from blocking access to legal content, applications, services, or non-harmful devices; (ii) broadband providers from impairing or degrading lawful Internet traffic on the basis of content, applications, services, or non-harmful devices; and (iii) broadband providers from favoring some lawful Internet traffic over other lawful traffic in exchange for consideration of any kind—in other words, no "fast lanes." This rule also bans ISPs such as us from prioritizing content and services of their affiliates. The FCC further announced that its Open Internet Order will require additional disclosure and network management practices, and will extend a number of the Title II regulatory requirements to broadband Internet access services, such as compliance with the privacy provisions of Section 222 of the Communications Act.

        The legality of the Open Internet Order was challenged in court by a number of parties. On June 14, 2016, the D.C. Circuit upheld the Open Internet Order.

        The composition of the FCC changed in January 2017. On December 14, 2017, the Commission adopted the Restoring Internet Freedom Declaratory Ruling, Report and Order (the "Internet Freedom Order"), which, when effective, would repeal the Open Internet Order and reclassify broadband Internet access as an information service, not subject to Title II of the Communications Act. The Internet Freedom Order is not yet effective and may be subject to further legislative change and court challenges.

        It is unknown at this time if the Internet Freedom Order will be implemented, modified or repealed, and so we do not know if and how the new rules as finally adopted and implemented may affect our business.

  Tier Buy-through

        The tier buy-through prohibition contained in the 1992 Cable Act generally prohibits cable operators from requiring subscribers to purchase a particular service tier, other than the basic service tier, in order to obtain access to video programming offered on a per-channel or per-program basis. In general, a cable television operator has the right to select the channels and services that are available on its cable system. With the exception of certain channels that are required to be carried by federal law as part of the basic tier, such as certain local broadcast television channels, the cable operator has broad discretion in choosing the channels that will be available and how those channels will be packaged and marketed to subscribers. In order to maximize the number of subscribers, the cable operator selects channels that are likely to appeal to a broad spectrum of viewers. If Congress or the FCC were to place more stringent requirements on how we package our services, such requirements could have an adverse effect on our profitability.

  Potential Regulatory Changes

        The regulation of cable television systems at the federal, state and local levels has substantially changed over the past two decades since enactment of the 1992 Cable Act. Material additional changes in the law and implementing regulatory requirements, both those described above and others cannot be ascertained with any certainty at this time. Our business could be adversely affected by future changes in regulations.

  Regulation of Telecommunication Services

        Our telecommunications services are subject to varying degrees of federal, state and local regulation. Pursuant to the Communications Act, as amended by the 1996 Act, the FCC generally exercises jurisdiction over the facilities of, and the services offered by, telecommunications carriers that provide interstate or international communications services. The FCC has extended many of its regulations that apply to traditional telecommunications service to Internet based, or interconnected VoIP phone services. Barring federal preemption, state regulatory authorities retain jurisdiction over the same facilities to the extent that they are used to provide intrastate communications services, as well as facilities solely used to provide intrastate services. Local regulation is largely limited to the management of the occupation and use of county or municipal public rights-of-way. Various international authorities may also seek to regulate the provision of certain services. As addressed in more detail above, in the Internet Freedom Order, the FCC reversed the Open Internet Order and re-characterized broadband Internet access services as information services no longer subject to various Title II requirements.

  Regulation of Local Exchange Operations

        Our ILEC subsidiaries are regulated by both federal and state agencies. Our interstate products and services and the regulated telecommunications earnings of all of our subsidiaries are subject to federal regulation by the FCC, and our local and intrastate products and services and the regulated earnings are subject to regulation by state public service commissions ("PSC"). The FCC has principal jurisdiction over matters including, but not limited to, interstate switched and special access rates. The FCC also regulates the rates that ILECs and CLECs may charge for the use of their local networks in originating or terminating interstate and international transmissions. PSCs have jurisdiction over matters including local service rates, intrastate access rates and the quality of service.

        The Communications Act places certain obligations, including those described below, on ILECs to open their networks to competitive providers, as well as heightened interconnection obligations and a duty to make their services available to resellers at a wholesale discount rate. The following are certain obligations that the Communications Act and the 1996 Act, as implemented by the FCC, place on ILECs, which gives us important rights in the areas where we operate as competitors, and actual or potential obligations where our ILEC subsidiaries operate:

  •
  Interconnection. Establishes requirements and standards applicable to ILECs that receive requests from other carriers for network interconnection, unbundling of network elements, collocation of equipment and resale, and requires all local exchange carriers ("LECs") to enter into mutual compensation arrangements with other for transport and termination of local calls on each other's networks.

  •
  Reciprocal Compensation. Requires all ILECs and CLECs to complete calls originated by competing local exchange carriers under reciprocal arrangements at prices set by the FCC, PSCs or at negotiated prices.

  •
  Collocation of Equipment. Allows CLECs to install and maintain their own network equipment in ILEC central offices.

  •
  Number Portability. Requires all providers of telecommunications services, as well as providers of interconnected VoIP services, to permit users of telecommunications services to retain their existing telephone numbers without impairment of quality, reliability or convenience when switching from one telecommunications provider to another. While number portability generally benefits our CLEC operations, it represents a burden to our ILEC subsidiaries.

  •
  Access to Rights-of-Way. Requires telecommunications carriers to permit other carriers access to poles, ducts, conduits and rights-of-way at regulated prices and set time frames.

        We have entered into PSC approved local interconnection agreements with a variety of telecom providers for, among other things, the transport and termination of our local telephone traffic. Some of these agreements have expired and we continue to operate on the same rates, terms, and conditions in the interim as we seek to enter into successor agreements. These agreements are subject to changes as a result of changes in laws and regulations, and there is no guarantee that the rates and terms concerning our interconnection agreements with ILECs under which we operate today will be available in the future.

  Inter-Carrier Compensation

        Our LEC subsidiaries currently receive compensation from other telecommunications providers, including long distance companies, for origination and termination of interexchange traffic through network access charges that are established in accordance with state and federal laws. Accordingly, we benefit from the receipt and termination of intrastate and interstate long distance traffic, though we also make payments to other telecommunications carriers when they terminate our telecommunications traffic.

        Several of our subsidiaries are classified by the FCC as non-dominant carriers with respect to both interstate and international long-distance services and competitive local exchange services. As non-dominant carriers, these subsidiaries' rates presently are not generally regulated by the FCC, although the rates are still subject to general statutory requirements applicable to all carriers that the rates be just, reasonable and nondiscriminatory. We may file tariffs for interstate access charges for these carriers on a permissive basis, but otherwise our interstate services are mandatorily detariffed and subject to our ability to enter into relationships with our customers through contracts. Our interstate access services are tariffed and fall within FCC-established benchmarks for such services.

        Certain of our subsidiaries are regulated by the FCC as dominant carriers in the provision of interstate switched access services. These subsidiaries must file tariffs with the FCC and must provide the FCC with notice prior to changing their rates, terms or conditions of interstate access services. Each such subsidiary has filed its own tariff or concurred in the tariffs filed by the National Exchange Carrier Association.

  Regulatory Treatment of VoIP Services

        A significant part of our telephony line of business is classified by the FCC as VoIP. At this time, the FCC and state regulators have not classified most IP-enabled services as regulated telecommunications services. The FCC, for example, has applied to providers of "interconnected VoIP" services some of its rules applicable to traditional circuit switched telephone providers, but has yet to issue a ruling determining whether interconnected VoIP providers are to be regulated as providers of information services or telecommunications services. The FCC initiated a rulemaking proceeding in 2004 to examine issues relating to the appropriate regulatory classification of IP-enabled services, including VoIP services. We cannot predict when or if the FCC will issue a final decision in this proceeding, though it has issued several decisions in the interim applying certain regulatory requirements to providers of interconnected VoIP services. These requirements include, among others, regulations relating to federal universal service contributions, the confidentiality of customer data and communications, cooperation with law enforcement, discontinuation of service, numbering and number portability, outage reporting, 911 emergency access and disability access. The FCC has also established certain other requirements that impact our VoIP services. For example, the FCC requires that we provide certain notices to our VoIP customers concerning the limitations of the services, particularly in connection with the ability of the service (including access to E911) to function in the event of a power outage. We are also required to offer our customers a back-up power solution to enable the services to continue to function in the event of a power outage. Within our VoIP line of business, we currently comply with all applicable regulations that have been issued by the FCC or state regulatory agencies. Decisions and regulations from similar proceedings in the future could lead to an increase in the costs associated with providing VoIP services. At this time, we are unable to predict the impact, if any, that additional regulatory action on these issues will have on our business.

  Universal Service

        The Federal Universal Service Fund ("USF") is the support mechanism established by the FCC to ensure that high quality, affordable telecommunications service is available to all Americans. Pursuant to the FCC's universal service rules, all telecommunications providers and interconnected VoIP providers, including us, must contribute a percentage of their interstate and international end-user telecommunications and interconnected VoIP revenues to the USF. The FCC establishes an industry-wide quarterly contribution factor, which sets the exact percentage that applies for the given quarter. The contribution factor for the first quarter of 2018 is 19.5% of gross assessable interstate and international telecommunications and interconnected VoIP revenues. The contribution rate is reviewed quarterly and may increase or decrease, which would either increase or decrease our contributions to the USF. This is not materially adverse to our business as we currently choose to recover the cost of the contributions from our end user customers. However, climbing USF contributions may negatively impact our end users because they effectively make our products more expensive.

  Forbearance and Other Relief to Dominant Carriers

        The Communications Act permits the FCC to forbear from requiring telecommunications carriers to comply with certain of its regulations and provisions of the Communications Act if certain conditions are present that make enforcement of the regulations or statutory provisions unnecessary. Future reduction or elimination of federal regulatory and statutory requirements could free us from regulatory burdens, but might also increase the relative flexibility of our major competitors. As a result of grants of forbearance, our costs (and those of our competitors) of purchasing broadband services from carriers could increase significantly, as the rates, terms and conditions offered in non-tariffed "commercial agreements" may become less favorable and we may not be able to purchase services from alternative vendors.

  Multiple Tenant Properties

        The FCC has prohibited telecommunications carriers from entering into exclusive access agreements (or enforcing pre-existing exclusive arrangements) with building owners or managers in both commercial and residential multi-tenant environments. The FCC has also adopted rules requiring utilities (including ILEC's) to provide telecommunications carriers (and cable operators) with reasonable and non-discriminatory access to utility-owned or -controlled conduits and rights-of-way in all multiple tenant environments (e.g., apartment buildings, office buildings and campuses) in those states where the state government has not certified to the FCC that it regulates utility pole attachments and rights-of-way matters. These requirements may facilitate our access (as well as the access of competitors) to customers in multi-tenant environments, at least with regard to our provision of telecommunications services.

        In an order released November 13, 2007, the FCC found that contractual agreements between multiple dwelling unit ("MDU") owners and cable operators that grant exclusive access to the cable operator are proscribed as "unfair methods of competition." Under the rule, the Commission prohibits the enforcement of existing exclusivity clauses and the execution of new ones by cable operators and others subject to the relevant statutory provisions. MDUs include a multiple dwelling unit building and any other centrally managed residential real estate development (such as a gated community, mobile home park, or garden apartment complex). These requirements facilitate our access (as well as the access of competitors) to customers in MDU environments, at least with regard to our provision of cable services. They also, however, invalidate any of our existing exclusive access agreements covered by the rules.

  Customer Proprietary Network Information, Personally Identifiable Information and Customer Proprietary Information

        We are subject to specific customer privacy obligations with respect to our telecommunications and video services. FCC rules protect the privacy of certain information about customers that telecommunications providers, including us, acquire in the course of providing voice telecommunications services. Such protected information, known as Customer Proprietary Network Information ("CPNI"), includes information related to the quantity, technological configuration, type, destination and the amount of use of a telecommunications offering. Certain states have also adopted state-specific CPNI rules. The FCC's rules require affected providers to implement policies to notify customers of their rights, take reasonable precautions to protect CPNI and notify law enforcement agencies if a breach of CPNI occurs. If a federal or state regulatory body determines that we have breached the applicable regulations or implemented the FCC's requirements incorrectly, we could be subject to fines or penalties.

        Section 631 of the Communications Act requires that we protect the privacy of our video customers. In general, that section: (i) requires that cable operators, such as us, notify customers of our obligations and their privacy rights; and (ii) prohibits cable operators from: (a) disclosing cable customer personally identifiable information (PII) without customer consent, or a court order, except in limited situations; and (b) using the cable system to collect PII without customer consent, unless necessary to provide service or prevent theft of service. Section 631 specifically provides our customers with the right to bring legal action against us if we fail to comply with the statutory requirements.

        In addition, statutory protections in Section 22 of the Communications Act, including the duty to protect Customer Proprietary Information (interpreted to include CPNI and PII), apply to telecommunications, including broadband Internet access services.

        Privacy continues to be a major focus of Congress, the Federal Trade Commission, the FCC, the U.S. Department of Commerce and the states. Additional laws, regulations or advisory guidelines could affect our ability to use and share customer information under various additional circumstances.

  Taxes and Regulatory Fees

        We are subject to numerous local, state and federal taxes and regulatory fees, including, but not limited to, local sales taxes, franchise fees and PEG fees, FCC regulatory fees and PSC regulatory fees. We have procedures in place to ensure that we properly collect taxes and fees from our customers and remit such taxes and fees to the appropriate entity pursuant to applicable law and/or regulation. If our collection procedures prove to be insufficient or if a taxing, franchise or regulatory authority determines that our remittances were inadequate, we could be required to make additional payments, which could have a material adverse effect on our business.

  Environmental Regulation

        We are subject to a variety of federal, state, and local environmental, safety and health laws, and regulations, including those governing such matters as the generation, storage, reporting, treatment, handling, remediation, use, disposal and transportation of and exposure to hazardous materials, the emission and discharge of hazardous materials into the atmosphere, the emission of electromagnetic radiation, the protection of wetlands, historic sites and threatened and endangered species, and health and safety. We also may be subject to laws requiring the investigation and cleanup of contamination at sites we own or operate or at third-party waste disposal sites. Such laws often impose joint and strict liability even if the owner or operator did not know of, or was not responsible for, the contamination. We operate several sites in connection with our operations. Our switch sites and some customer premise locations are equipped with backup power sources in the event of an electrical failure. Each of our switch site locations has battery and diesel fuel powered backup generators, and we use batteries to back up some of our customer premise equipment. In addition, some of our sites may have potential contamination risks from historical and surrounding activities. We are not aware of any liability or alleged liability at any owned or operated sites or third-party waste disposal sites that would be expected to have a material adverse effect on us.

Franchises

        As described above, cable television systems generally are constructed and operated under the authority of nonexclusive franchises, granted by local and/or state governmental authorities. Cable system franchises typically contain many conditions, such as time limitations on commencement and completion of system construction, customer service standards including number of channels, the provision of free service to schools and certain other public institutions, the maintenance of insurance and indemnity bonds, the payment of franchise fees and the support of PEG channels. We are currently in the process of renegotiating a small number of expired franchises. We anticipate that those franchises will be renewed. Local regulation of cable television operations and franchising matters is currently subject to federal regulation under the Communications Act and the corresponding regulations of the FCC. The FCC has taken recent steps toward streamlining the franchising process. See Legislation and Regulation—Regulation of Cable Services above.

        Prior to the scheduled expiration of franchises, we may initiate renewal proceedings with the relevant franchising authorities. The Cable Communications Policy Act of 1984 provides for an orderly franchise renewal process in which the franchising authorities may not unreasonably deny renewals. If a renewal is withheld and the franchising authority takes over operation of the affected cable system or awards the franchise to another party, the franchising authority must pay the cable operator the "fair market value" of the system. The Cable Communications Policy Act of 1984 also established comprehensive renewal procedures requiring that the renewal application be evaluated on its own merit and not as part of a comparative process with other proposals.

Corporate Information

        WOW's principal executive offices are located at 7887 East Belleview Avenue, Suite 1000, Englewood, Colorado 80111. WOW's telephone number is (720) 479-3500 and we have a website accessible at www.wowway.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, are available on our website free of charge as soon as reasonably practicable after they have been filed. The information posted on our website is not incorporated into this Annual Report.

Item 1A.    Risk Factors

RISK FACTORS

        The material risks and uncertainties that we believe affect our business are described below. These risks and uncertainties may not be the only ones we face. Additional risks and uncertainties that we are not aware of or focused on, or risks currently deemed immaterial, may also impair business operations. You should consider carefully the risks and uncertainties described below together with all of the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. If any of the risks and uncertainties described below actually occurs, our business, financial condition, operating results or liquidity could be materially adversely affected.

We face a wide range of competition, which could negatively affect our business and financial results.

        Our industry is, and will continue to be, highly competitive. Some of our principal residential services competitors, including other cable and local telephone companies, offer services that provide features and functions comparable to the residential high-speed data, video, and/or telephony that we offer, and these competitors offer these services in bundles similar to ours. In most of our markets, cable competitors have invested in their networks and are able to offer a product suite which is comparable to ours. In addition, in some of our operating areas, AT&T, Verizon or other incumbent telephone providers have upgraded their networks to carry two-way video, high- speed data with substantial bandwidth and IP-based telephony services, which they market and sell in bundles, in some cases, along with their wireless services. These telephone incumbents may also offer satellite video as a part of their bundle, either in partnership with a satellite provider or directly as is the case with AT&T/Direct TV. Consequently, there are more than two providers of "triple-play" services in some of our markets.

        In addition, each of our residential services faces competition from other companies that provide residential services on a stand-alone basis. Our residential video service faces competition from other cable and direct broadcast satellite providers that seek to distinguish their services from ours by offering aggressive promotional pricing, exclusive programming, and/or assertions of superior service or offerings. Increasingly, our residential video service also faces competition from companies that deliver content to consumers over the Internet and on mobile devices, some without charging a fee for access to the content. This trend could negatively impact customer demand for our residential video service, especially premium channels and VOD services, and could encourage content owners to seek higher license fees from us in order to subsidize their free distribution of content. Our residential high-speed data and telephony services also face competition from wireless Internet and voice providers, and our residential voice service faces competition from other cable providers, "over-the-top" ("OTT") phone service and other communication alternatives, including texting, social networking and email. In recent years, a trend known as "wireless substitution" has developed whereby certain customers have chosen to utilize a wireless telephone service as their sole phone provider. We expect this trend to continue in the future.

        We also compete across each of our commercial high-speed data, networking and telephony services with ILECs, CLECs and other cable companies.

        Any inability to compete effectively or an increase in competition could have an adverse effect on our financial results and return on capital expenditures due to possible increases in the cost of gaining and retaining subscribers and lower per subscriber revenue, could slow or cause a decline in our growth rates and could reduce our revenue. As we expand and introduce new and enhanced services, we may be subject to competition from other providers of those services. We cannot predict the extent to which this competition will affect our future business and financial results or return on capital expenditures.

        In addition, future advances in technology, as well as changes in the marketplace, in the economy and in the regulatory and legislative environments, may also result in changes to the competitive landscape.

Many of our competitors are larger than we are and possess greater resources than we do.

        The industry in which we operate is highly competitive and has become more so in recent years. In some instances, we compete against companies with fewer regulatory burdens, better access to financing, greater personnel resources, greater resources for marketing, greater brand name recognition, and long-established relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain ownership rules have provided additional benefits to certain of our competitors, either through access to financing, resources or efficiencies of scale.

        In providing video service, we currently compete with Charter, Comcast, Frontier, Mediacom, AT&T and Verizon. We also compete with satellite television providers, including AT&T's DirecTV and Dish Networks. Satellite television providers typically offer local broadcast television stations, which further reduces our current advantage over satellite television providers and our ability to attract and maintain customers.

        In providing local and long-distance telephone services and data services, we compete with the incumbent local phone company in each of our markets as well as other cable providers in our markets. AT&T, CenturyLink, Frontier and Verizon are the primary ILECs in our targeted regions. They offer both local and long-distance services in our markets and are particularly strong competitors. We seek to attract customers away from other telephone companies and cable television service operators offering telephone services with Internet-based telephony. Cable operators offering voice services and data services in our markets increase competition for our bundled services.

We face risks relating to competition for the leisure and entertainment time of audiences, which has intensified in part due to advances in technology.

        Our business is subject to risks relating to increasing competition for the leisure and entertainment time of consumers. Our business competes with all other sources of entertainment and information delivery. Technological advancements, such as new video formats and Internet streaming and downloading, many of which have been beneficial to our business, have nonetheless increased the number of entertainment and information delivery choices available to consumers and have intensified the challenges posed by audience fragmentation. Increasingly, content owners are delivering their content directly to consumers over the Internet, often without charging any fee for access to the content. Furthermore, due to consumer electronics innovations, consumers are more readily able to watch such Internet-delivered content on television sets and mobile devices, which could lead to additional "cord-cutting". Although the increase of delivery content through the Internet could be beneficial to demand for our HSD products, the increasing number of choices available to audiences could negatively impact not only consumer demand for our other products and services, but also advertisers' willingness to purchase advertising from us. If we do not respond appropriately to the increasing leisure and entertainment choices available to consumers, our competitive position could deteriorate, which could adversely affect our operations, business, financial condition or results of operations.

A prolonged economic downturn, especially any downturn in the housing market, may negatively impact our ability to attract new subscribers and generate increased revenues.

        We are exposed to risks associated with prevailing economic conditions, which could adversely impact demand for our products and services and have a negative impact on our financial results. In addition, the global financial markets have displayed uncertainty, and at times the equity and credit markets have experienced unexpected volatility, which could cause economic conditions to worsen. A continuation or further weakening of these economic conditions could lead to reductions in consumer demand for our services, especially premium video services and enhanced features, such as DVRs, and a continued increase in the number of homes that replace their wireline telephone service with wireless service or OTT phone service and their video service with Internet-delivered and/or over-air content, which would negatively impact our ability to attract customers, maintain or increase rates and maintain or increase revenue. The expanded availability of free or lower cost competitive services, such as video streaming over the Internet, or substitute services, such as wireless phones, may further reduce consumer demand for our services during periods of weak economic conditions. In addition, providing video services is an established and highly penetrated business. Our ability to gain new video subscribers is partially dependent on growth in occupied housing in our service areas, which is influenced by both national and local economic conditions. If the number of occupied homes in our operating areas declines and/or the number of home foreclosures significantly increases, we may be unable to maintain or increase the number of our video subscribers.

Our future growth is partially dependent upon our edge-out strategy, which may or may not be successful.

        We are strategically focused on driving growth by constructing additional cable networks in order to sell our products and services within communities (generally near or adjacent to our cable network) which we do not currently serve. Generally, residents and enterprises within these communities can already purchase a bundled triple-play offering from other providers, or purchase high-speed data, video and telephony services from other operators on an à la carte basis. Therefore, we are expanding into competitive environments. This effort requires considerable financial and management resources, including reducing the near-term cash generation profile of our business. Additionally, we must obtain pole attachment agreements, franchises, construction permits, telephone numbers and other regulatory approvals to commence operations in these communities. Delays in entering into pole attachment agreements, receiving the necessary franchises and construction permits and conducting the construction itself have adversely affected our scheduled construction plans in the past and could do so again in the future. Difficulty in obtaining necessary resources may also adversely affect our ability to expand into new markets. We may face resistance from competitors who are already in markets we wish to enter. If our expectations regarding our ability to attract customers in these communities are not met, the capital requirements to complete the network investment or the time required to attract our expected level of customers are incorrect, our financial performance may be negatively impacted.

The demand for our bundled broadband communications services may be lower than we expect.

        The demand for high-speed data, video and telephony services, either alone or as part of a bundle, cannot readily be determined. Our business could be adversely affected if demand for bundled broadband communications services is materially lower than we expect. Our ability to generate revenue will suffer if the markets for the services we offer, including telephony and high-speed data services, fail to develop, grow more slowly than anticipated or become saturated with competitors.

Our future growth is partially dependent upon a business services strategy, which may or may not be successful.

        One of the elements of our growth strategy is to execute upon a meaningful expansion in the business services market. To accommodate this growth, we may commit significant capital investments on technology, equipment and personnel focused on our business services. If we are unable to sufficiently build the necessary infrastructure and internal support functions to scale and expand our customer base, the potential growth of business services would be limited. In many cases, business services customers have service level agreements that require us to provide higher standards of service and reliability that may prove difficult to meet. In addition, there is significant competition in business services including significantly larger and better capitalized competitors with greater geographic reach. We may not be able to successfully compete with these competitors or be able to make the operational or financial investments necessary to successfully serve the targeted customer base.

Our business is characterized by rapid technological change, and if we do not respond appropriately to technological changes, our competitive position may be harmed.

        We operate in a highly competitive, consumer-driven, rapidly changing environment and our success is, to a large extent, dependent on our ability to acquire, develop, adopt and exploit new and existing technologies to distinguish our services from those of our competitors. We have invested in advanced technology platforms that support advanced communications services and multiple emerging interactive services, such as VOD, DVR, interactive television, IP Centrex services and pure fiber network services. If we choose technologies or equipment that are less effective, cost-efficient or attractive to our customers than those chosen by our competitors, or if we offer services that fail to appeal to consumers, are not available at competitive prices or that do not function as expected, our competitive position could deteriorate, and our business and financial results could suffer. In addition, we may be required to select one technology over another and may not choose the technology that is the most economic, efficient or attractive to customers. We may also encounter difficulties in implementing new technologies, products and services and may encounter disruptions in service as a result.

        The ability of our competitors to acquire or develop and introduce new technologies, products and services more quickly than us may adversely affect our competitive position. Furthermore, advances in technology, decreases in the cost of existing technologies or changes in competitors' product and service offerings also may require us to make additional future research and development expenditures or to offer at no additional charge, or at a lower price, certain products and services that we currently offer to customers separately or at a premium. In addition, the uncertainty of the costs for obtaining intellectual property rights from third parties could impact our ability to respond to technological advances in a timely manner.

Increases in programming and retransmission costs or the inability to obtain popular programming could adversely affect our operations, business, financial condition or results of operations.

        Programming has, been and is expected to continue to be, our largest single operating expense. In recent years, the cable industry has experienced rapid increases in the cost of cable programming, retransmission consent charges for local commercial television broadcast stations and regional sports programming. We expect these trends to continue. As compared to large national providers, our relatively modest base of subscribers limits our ability to negotiate lower programming costs. In addition, as we increase the channel capacity of our systems and add programming to our expanded basic and digital programming tiers, we may face additional market constraints on our ability to pass programming cost increases on to our customers. Furthermore, content providers may be unwilling to enter into distribution arrangements on acceptable terms and owners of non-broadcast video programming content may enter into exclusive distribution arrangements with our competitors. Any inability to pass programming cost increases on to our customers would have an adverse impact on our results of operations and a failure to carry programming that is attractive to our subscribers could adversely impact subscription and advertising revenues.

A decline in advertising revenues or changes in advertising markets could negatively impact our businesses.

        A decline in advertising revenues could negatively impact our results of operations. Declines can be caused by the economic prospects of specific advertisers or industries, by increased competition for the leisure time of audiences, by audience fragmentation, by the growing use of new technologies or by the economy in general, any of which may cause advertisers to alter their spending priorities based on these or other factors. Further, natural disasters, wars, acts of terrorism, or other significant adverse events could lead to a reduction in advertising revenues as a result of general economic uncertainty.

Changes in broadcast carriage regulations could impose significant additional costs on us.

        Federal "must carry" rules require us to carry some local broadcast television signals on our cable systems that we might not otherwise carry. If the FCC seeks to revise or expand the "must carry" rules, for example by requiring carriage of multicast signals, we would be forced to carry video programming that we would not otherwise carry, potentially drop more popular programming in order to free capacity for the required programming, decrease our ability to manage our bandwidth efficiently and/or increase our costs, which could make us less competitive. As a result, cable operators, including us, could be placed at a disadvantage versus other multichannel video providers. Potential federal legislation regarding programming packaging, bundling or à la carte delivery of programming could fundamentally change the way in which we package and price our services. We cannot predict the outcome of any current or future FCC proceedings or legislation in this area, or the impact of such proceedings on our business at this time.

Programming exclusivity in favor of our competitors could adversely affect the demand for our video services.

        We obtain our programming by entering into contracts or arrangements with programming suppliers. Federal rules restrict cable operators and other multichannel video programming distributors from entering into certain exclusive programming arrangements. A programming supplier, however, could enter into an exclusive arrangement, consistent with these rules, with one of our video competitors that could create a competitive advantage for that competitor by restricting our access to this programming. If our ability to offer popular programming on our cable television systems is restricted by exclusive arrangements between our competitors and programming suppliers, the demand for our video services may be adversely affected and our cost to obtain programming may increase.

We may not be able to obtain necessary hardware, software and operational support.

        We depend on third-party suppliers and licensors to supply some of the hardware, software and operational support necessary to provide our services. Some of these vendors represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If demand exceeds these vendors' capacity, they experience operating or financial difficulties, they significantly increase the amount we pay for necessary products or services, or they cease production of any necessary product due to lack of demand, our ability to provide some services may be materially adversely affected. Any of these events could materially and adversely affect our ability to retain and attract subscribers, and have a material negative impact on our operations, business, financial condition or results of operations.

Loss of interconnection arrangements could impair our telephone service.

        We rely on other companies to connect the calls made by our local telephone customers to the customers of other local telephone providers. These calls are completed because our network is interconnected with the networks of other telecommunications carriers. These interconnection arrangements are mandated by the Communications Act of 1934, as amended (the "Communications Act"), and the FCC's implementing regulations. It is generally expected that the Communications Act will continue to undergo considerable interpretation and modification, including the FCC's potential forbearance from continuing to enforce carriers' statutory and regulatory interconnection obligations, which could have a negative impact on our interconnection agreements. It is also possible that further amendments to the Communications Act may be enacted, which could have a negative impact on our interconnection agreements. The contractual arrangements for interconnection and access to unbundled network elements with incumbent carriers generally contain provisions for incorporation of changes in governing law. Thus, future FCC, state PSC and/or court decisions may negatively impact the rates, terms and conditions of the interconnection services that we have obtained and may seek to obtain under these agreements, which could adversely affect our operations, business, financial condition or results of operations. Our ability to compete successfully in the provision of services will depend on the nature and timing of any such legislative changes, regulations and interpretations and whether they are favorable to us or to our competitors.

We receive support from various funds established under federal and state law and the continued receipt of that support is not assured.

        We receive payments from various federal or state universal service support programs. These include interstate common line support and Lifeline and Schools and Libraries programs within the Federal USF program, as well as similar state universal support programs. The total cost of all of the various USF programs has increased greatly in recent years, putting pressure on regulators to reform those programs, and to limit both eligibility and support flows. In addition, we receive traffic termination payments from other carriers based upon rates established by various regulatory bodies. These rates may be subject to meaningful reductions due to ongoing rate reform efforts being led by the FCC. Our ability to receive state support program funds is also subject to the determination of certain PSCs. Adverse decisions by those PSCs may reduce our ability to access those funds.

        In November 2011, the FCC adopted an order reforming core parts of the USF and that also broadly recast the existing intercarrier compensation ("ICC") scheme. The order, which became effective December 29, 2011, established the Connect America Fund ("CAF") to replace support revenues provided by the current USF and redirected support from voice services to broadband services. The order also broadly altered the manner in which affected companies will have to operate their businesses.

        In March 2016, the FCC released its Report and Order ("Order") regarding universal service support program reform for rate-of-return incumbent local exchange carriers. The Order focuses on broadband, including stand-alone broadband, and seeks to direct federal support to areas lacking broadband. It also reforms legacy support mechanisms to ensure that carriers have the incentives and support to continue investing in robust broadband networks. Rate-of-return incumbent local exchange carriers can choose from two paths for USF support: 1) a model-based option (A-CAM); and 2) a broadband loop support mechanism that will provide support for stand-alone broadband and replace interstate common line support (legacy support). In November 2016, the FCC released a Public Notice announcing that 216 rate-of-return companies elected the A-CAM Cost Model, which exceeded the available A-CAM budget by more than $160 million annually. To contend with the oversubscription, the FCC intends to take "other measures that may be necessary" in order to prioritize among electing carriers or modify A-CAM parameters. While our affected subsidiaries did not choose the A-CAM option, we cannot anticipate what changes may come to the A-CAM model and if those changes might impact those carriers like us that have chosen the legacy support path.

Our exposure to the credit risks of our customers, vendors and third parties could adversely affect our operations, business, financial condition and results of operations.

        We are exposed to risks associated with a potential general economic downturn and how such a development could impact our customers. Dramatic declines in the housing market in recent years, including falling home prices and increasing foreclosures, have affected consumer confidence and may cause increased delinquencies in payment or cancellations of services by our customers, or lead to unfavorable changes in the mix of products our customers purchase. The general economic downturn also may affect advertising sales as companies seek to reduce expenditures and conserve cash. Any of these events may adversely affect our operations, business, financial condition or results of operations.

        In addition, we are susceptible to risks associated with the potential financial instability of the vendors and third parties on which we rely to provide products and services, or to which we delegate certain functions. A general economic downturn, as well as volatility and disruption in the capital and credit markets, also could adversely affect vendors and third parties and lead to significant increases in prices, reduction in output or the bankruptcy of our vendors or third parties upon which we rely. Any interruption in the services provided by our vendors or by third parties could adversely affect our operations, business, financial condition or results of operations.

Historically, we have made several acquisitions, and we may make more acquisitions in the future as part of our growth strategy. Future acquisitions or joint ventures could strain our business and resources. In addition, we may not be able to identify suitable acquisitions.

        If we acquire existing companies or networks or enter into joint ventures, we may:

  •
  miscalculate the value of the acquired company or joint venture;

  •
  divert resources and management time;

  •
  experience difficulties in integrating the acquired business or joint venture with our operations;

  •
  experience relationship issues, such as with customers, employees and suppliers as a result of changes in management;

  •
  incur additional liabilities or obligations as a result of the acquisition or joint venture; and

  •
  assume additional financial burdens in connection with the transaction.

        Additionally, ongoing consolidation in our industry may reduce the number of attractive acquisition targets. Our failure to successfully identify and consummate acquisitions or to manage and integrate the acquisitions we make could adversely affect our operations, business, financial condition or results of operation.

We could be negatively impacted by future interpretation or implementation of regulations or legislation.

        Our video and telephony services are subject to extensive regulation at the federal, state and local levels. In addition, the federal government has extended regulation to high-speed data services. We are also subject to regulation of our video services relating to rates, equipment, technologies, programming, levels and types of services, taxes and other charges. The current telecommunications and cable legislation and regulations are complex and in many areas set forth policy objectives to be implemented by regulation at the federal, state and local levels. It is generally expected that the Communications Act and implementing regulations and decisions, as well as applicable state laws and regulations, will continue to undergo considerable interpretation and modification. From time to time, federal legislation, FCC and PSC decisions, and court decisions interpreting legislation, FCC or PSC decisions, are made that can affect our business. We cannot predict the timing or the future financial impact of legislation or administrative decisions. Our ability to compete successfully will depend on the nature and timing of any such legislative changes, regulations or interpretations, and whether they are favorable to us or to our competitors.

Compliance with, and changes to, environmental, safety and health laws and regulations could result in significant costs or adversely affect us.

        We are subject to a variety of federal, state and local environmental, safety and health laws and regulations., including those governing such matters as the generation, storage, reporting, treating, handling, remediation, use, disposal and transportation of, and exposure to, hazardous materials, the emission and discharge of hazardous materials into the atmosphere, the emission of electromagnetic radiation, the protection of wetlands, historic sites and threatened and endangered species, and health and safety. Noncompliance with such laws and regulations can result in, among other things, imposition of civil or criminal penalties or fines or suspension or cessation of our operations. Such laws and regulations are becoming increasingly more stringent and there can be no assurances that we will not incur significant costs to comply with, or liabilities under, such laws and regulations. Some of our sites have battery and diesel fuel operated powered backup generators or sources. Or may have potential contamination risks from historical or surrounding activities. Under certain environmental laws and regulations, we may be liable for the costs of remediating contamination, regardless of fault, and these costs could be significant.

"Net neutrality" legislation or regulation could limit our ability to operate our high-speed data service business profitably and to manage our broadband facilities efficiently.

        On December 21, 2010, the FCC adopted new rules imposing "net neutrality" obligations on broadband Internet access providers. The new rules, which became effective on November 20, 2011, were based on the principles of (i) transparency, (ii) no blocking and (iii) no unreasonable discrimination, and are applicable to fixed and wireless broadband Internet access providers to different extents. Under the new rules, fixed and wireless broadband Internet access providers were required to make their practices transparent to both consumers and providers of Internet content, services, applications and devices on both their website and at the point-of-sale. In addition, subject to "reasonable network management," fixed broadband Internet access providers were prohibited from blocking lawful content, applications, services and non-harmful devices, and from engaging in unreasonable discrimination in transmitting lawful traffic. Verizon and other parties filed for additional FCC review, and filed an appeal challenging the FCC's authority to issue such rules, which was heard by the U.S. Court of Appeals for the D.C. Circuit. On January 14, 2014, a D.C. Circuit panel struck down the portions of the FCC's 2010 rules that banned blocking or discriminatory treatment of websites or other online applications by retail broadband Internet access providers such as incumbent telephone companies and cable operators. At the same time, the court approved the agency's requirement that broadband providers adequately disclose their policies regarding blocking and "network management" (that is, practices for avoiding network congestion, giving priority to some classes of traffic over others, etc.).

        On February 26, 2015, the FCC announced that it reclassified broadband Internet access as a telecommunications service under Title II of the Communications Act (the "Open Internet Order"). The FCC announced that its Open Internet Order prohibits: (i) broadband providers from blocking access to legal content, applications, services, or non-harmful devices; (ii) broadband providers from impairing or degrading lawful Internet traffic on the basis of content, applications, services, or non-harmful devices; and (iii) broadband providers from favoring some lawful Internet traffic over other lawful traffic in exchange for consideration of any kind—in other words, no "fast lanes." This rule also bans ISPs such as us from prioritizing content and services of their affiliates. The FCC further announced that its Open Internet Order will require additional disclosure and network management practices and will extend a number of the Title II regulatory requirements to broadband Internet access services, such as compliance with the privacy provisions of Section 222 of the Communications Act.

        The legality of the Open Internet Order was challenged in court by a number of parties. On June 14, 2016, the D.C. Circuit upheld the Open Internet Order.

        The composition of the FCC changed in January 2017. On December 14, 2017, the Commission adopted the Restoring Internet Freedom Declaratory Ruling, Report and Order (the "Internet Freedom Order"), which, when effective, would repeal the Open Internet Order and reclassify broadband Internet access as an information service, not subject to Title II of the Communications Act. The December 14, 2017 Internet Freedom Order is not yet effective and may be subject to further legislative change and court challenges.

        It is unknown at this time if the Internet Freedom Order will be implemented, modified or repealed, and so we do not know if and how the new rules as finally adopted and implemented may affect our business.

Regulation may limit our ability to make required investments or adopt business models that are needed to continue to provide robust high-speed data service.

        The rising popularity of bandwidth-intensive Internet-based services increases the demand for, and usage of, our high-speed data service. Examples of such services include the delivery of video via streaming technology and by download, peer-to-peer file sharing services and gaming services. We need flexibility to develop pricing and business models that will allow us to respond to changing consumer uses and demands and, if necessary, to invest more capital than currently expected to increase the bandwidth capacity of our systems. Our ability to do so could be restricted by legislative or regulatory efforts associated with "net neutrality" requirements.

Offering telephony service may subject us to additional regulatory burdens, causing us to incur additional costs.

        We offer telephony services over our broadband network and continue to develop and deploy VoIP services. The FCC has ruled that competitive telephone companies that support VoIP services, such as those we offer our customers, are entitled to interconnect with incumbent providers of traditional telecommunications services, which ensure that our VoIP services can compete in the telephony market. The FCC has also declared that certain VoIP services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear. Expanding our offering of these services may require us to obtain certain additional authorizations. We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us. Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers. If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs. The FCC has already extended certain traditional telecommunications carrier requirements, such as 911 emergency calling, USF collection, Communications Assistance for Law Enforcement Act, privacy, customer proprietary information, number porting, disability and discontinuance of service requirements to many VoIP providers such as us.

Rate regulation could materially adversely impact our operations, business, financial results or financial condition.

        Under current FCC rules, rates for basic service tier ("BST") video service and associated equipment may be regulated where there is no effective competition. Under current FCC rules, cable operators are presumed to be subject to effective competition. In all of the communities we serve, we are not subject to BST video rate regulation, either because the local franchising authority has not asked the FCC for permission to regulate rates due to the lack of effective competition or because of the presumed presence of effective competition. Except for telephony services provided by our operating companies that are ILECs (which are subject to certain rate regulations), there is currently no rate regulation for our other services, including high-speed data and non-ILEC telephony services. It is possible, however, that the FCC or Congress will adopt more extensive rate regulation for our video services or regulate the rates of other services, such as high-speed data, business data (or special access) services and telephony services, which could impede our ability to raise rates, or require rate reductions, and therefore could adversely affect our operations, business, financial condition or results of operation.

We operate our network under franchises that are subject to non-renewal or termination.

        Our network generally operates pursuant to franchises, permits or licenses typically granted by a municipality or state agency with the authority to grant franchises. Additionally, other state or local governmental entities may exercise control over the use of public rights-of-way. Often, franchises are terminable if the franchisee fails to comply with material terms of the franchise agreement or the local franchise authority's regulations. Although none of our existing franchise or license agreements have been terminated, and we have received no threat of such a termination, one or more local authorities may attempt to take such action. We may not prevail in any judicial or regulatory proceeding to resolve such a dispute.

        Further, franchises generally have fixed terms and must be renewed periodically. Local franchising authorities may resist granting a renewal if they consider either past performance or the prospective operating proposal to be inadequate. In a number of jurisdictions, local authorities have attempted to impose rights-of-way fees on providers that have been challenged as violating federal law. A number of FCC and judicial decisions have addressed the issues posed by the imposition of rights-of-way fees on CLECs and on video distributors. To date, the state of the law is uncertain and may remain so for some time. We may become subject to future obligations to pay local rights-of-way fees that are excessive or discriminatory.

        The local franchising authorities can grant franchises to competitors who may build networks in our market areas. Recent FCC decisions facilitate competitive video entry by limiting the actions that local franchising authorities may take when reviewing applications by new competitors and lessen some of the burdens that can be imposed upon incumbent cable operators with which we ourselves compete. Local franchise authorities have the ability to impose regulatory constraints or requirements on our business, including those that could materially increase our expenses. In the past, local franchise authorities have imposed regulatory constraints on the construction of our network either by local ordinance or as part of the process of granting or renewing a franchise. They have also imposed requirements on the level of customer service that we provide, as well as other requirements. The local franchise authorities in our markets may also impose regulatory constraints or requirements that may be found to be consistent with applicable law, but which could increase the cost of operating our business.

Our business may be adversely affected by the application of certain regulatory obligations governing the intellectual property rights of third parties or if we cannot continue to license or enforce the intellectual property rights on which our business depends.

        We rely on patent, copyright, trademark and trade secret laws and licenses that are proprietary to our business, as well as our key vendors, along with other agreements with our employees, customers, suppliers and other parties, to establish and maintain our intellectual property rights in technology and the products and services used in our operations. However, any of our intellectual property rights could be challenged or invalidated, or such intellectual property rights may not be sufficient to permit us to take advantage of current industry trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product or service offerings or other competitive harm. Claims of intellectual property infringement by third parties under applicable agreements, laws and regulations (including the Digital Millennium Copyright Act of 1998) could require us to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question, which could require us to change our business practices or offerings and limit our ability to compete effectively. Even claims without merit can be time-consuming and costly to defend and may divert management's attention and resources away from our business. Also, because of the rapid pace of technological change, we rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses from these third parties on reasonable terms, if at all.

If our trade names are not adequately protected, then we may not be able to build name recognition in our markets and our business may be adversely affected.

        We do not own, either legally or beneficially, any trademarks, service marks or trade names in connection with the operation of our business. We cannot assure you that we can obtain all necessary trademarks to adequately protect our intellectual property. It is possible that a third party could bring suit against us claiming infringement of registered trademarks, and if it did so and if there were a court determination against us, we might then be obligated to pay monetary damages, enter into a license agreement, or cease use of any such marks, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may encounter substantially increased pole attachment costs.

        Under federal law, we have the right to attach cables carrying video and other services to telephone and similar poles of privately-owned utilities at regulated rates. However, because these cables may carry services other than video services, such as high-speed data services or new forms of telephony services, some utility pole owners have sought to impose additional fees for pole attachment. If these rates were to increase significantly or unexpectedly, it would cause our network to be more expensive to operate. It could also place us at a competitive disadvantage with respect to video and telecommunications service providers who do not require or who are less dependent upon pole attachments, such as satellite providers and wireless telephony service providers.

        On June 8, 2011, the FCC enacted revised pole attachment rules to improve the efficiency and reduce the costs of deploying telecommunications, cable and broadband networks in order to accelerate broadband deployment. The formula for calculating the telecommunications attachment rate was revised, lowering the rate and bringing it in-line to the video rate. Many utilities seek to impose the telecommunications rate on us when they carry our services, other than video services, over their attachments. The order is being challenged before the FCC and federal courts. In November 2015, the FCC released another order taking further steps to balance the rates paid by cable operators and telecommunications carriers. Part of the order addressed some industry members' concerns that pole attachment rates might increase sharply now that the FCC has reclassified broadband service as a telecommunications service as discussed further above. Moreover, the appropriate method for calculating pole attachment rates for cable operators that provide VoIP services remains unclear, and an August 2009 petition from a coalition of electric utility companies asking the FCC to declare that the pole attachment rate for cable companies' digital telephone service should be assessed at the telecommunications service rate is still pending.

        Some states in which we operate have assumed jurisdiction over the regulation of pole attachment rates, and so the federal regulations and the protections provided in those regulations may not apply in those states. In addition, some of the poles we use are exempt from federal regulation because they are owned by utility cooperatives and/or municipal entities or are otherwise exempt from the pole attachment regulations.

        Subject to applicable pole attachment access and rate regulations, the entities that own the poles that we attach to and conduits that we access may not renew our existing agreements when they expire, and they may require us to pay substantially increased fees. Some of these pole and conduit owners have recently imposed or are currently seeking to impose substantial rate increases. Any increase in our pole attachment or conduit access rates or inability to secure continued pole attachment and access agreements on commercially reasonable terms could adversely affect our operations, business, financial condition or results of operation.

Our business is subject to numerous federal and state laws and regulations regarding privacy and data protection. Existing laws and regulations are evolving and subject to uncertain interpretation, and new laws and regulations affecting our business have been proposed. These laws and regulations could result in legal claims, changes to our business practices, increased cost of operations, or could otherwise impact our business.

        As a provider of high-speed data, video and telephony services, we are subject to an array of privacy-related laws and regulations that are constantly evolving and can be subject to significant change. In the course of providing service, we collect certain information about our subscribers and their use of our services. Our collection and use of personally identifiable information about our subscribers is subject to a variety of federal and state privacy requirements, including those imposed specifically on cable operators by Section 631 of the Communications Act. That section generally restricts the nonconsensual collection and disclosure to third parties of cable customers' personally identifiable information by cable operators, subject to certain specified exceptions. Several states and numerous local jurisdictions have enacted privacy laws or franchise privacy provisions that apply to cable services.

        Section 222 of the Communications Act also governs our use of customer proprietary information (including, but not limited to, CPNI and personally identifiable information) related to our telecommunications and broadband services. In addition, FCC regulations apply to our use, disclosure, and protection of CPNI associated with our voice telephone service. As we continue to provide interactive and other advanced services, additional privacy considerations may arise. Privacy continues to be a major focus of Congress, the Federal Trade Commission, the FCC, the U.S. Department of Commerce, and the states. Additional laws, regulations, or advisory guidelines could affect our ability to use and share customer information under various additional circumstances.

        We are also subject to state and federal regulations and laws regarding information security. Most of these regulations and laws apply to customer information that could be used to commit identity theft. Nearly all U.S. states and the District of Columbia have enacted security breach notification laws. These laws generally require that we give notice to customers whose financial account information has been disclosed because of a security breach. Congress is considering legislation to enact security breach notification requirements at the federal level, which may preempt or supplement these state laws and impose additional restrictions on us. The Communications Act and FCC rules also impose breach notification and information security requirements, which may require that we give notice to customers of breaches in some circumstances where notice would not be required by state law. Our efforts to protect customer information may be unsuccessful due to the actions of third parties, technical malfunctions, employee error, employee malfeasance or other factors. If any of these events occur, our customers' information could be used, accessed or disclosed improperly.

        Claims resulting from actual or purported violations of these or other federal or state privacy laws could impact our business. For example, litigation related to our now-discontinued use of the NebuAd online advertising service was filed in federal court. Although that litigation was dismissed, adverse rulings in privacy-related litigation or regulatory proceedings could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Moreover, any actual or purported incidents involving unauthorized access to or improper use of the information of our customers could damage our reputation and our brand and diminish our competitive position.

A phase-out of the compulsory copyright license for broadcast programming could adversely affect our ability to carry the programming transmitted by broadcast stations or could increase our programming costs.

        In exchange for filing reports and contributing a percentage of revenue to a federal copyright royalty pool, we obtain a compulsory copyright license allowing us to retransmit copyrighted material contained in broadcast television signals. The U.S. Copyright Office, the U.S. Government Accountability Office and the FCC all issued reports to Congress in 2011 that generally supported an eventual phase-out of the compulsory licenses. Such a change, if made, could adversely affect the ability of our cable television systems to obtain programming carried by broadcast television stations, and could increase the cost of such programming.

Regulation of the set-top box market could materially and adversely impact our operations and impose additional costs on us.

        The FCC has adopted regulations to permit consumers to connect televisions and other consumer electronics equipment through a separate security device directly to digital cable television systems to enable receipt of one-way digital programming without requiring a set-top box. Additional FCC regulations promote the manufacture of plug-and-play TV sets and other equipment that can connect directly to a cable system through these separate security devices. Cable operators must provide a credit to customers who use this plug-and-play equipment and allow them to self-install independent security devices rather than having to arrange for professional installation. Additionally, the FCC is considering further action to promote a retail market for cable service navigation devices, including requirements to facilitate access to non-cable multichannel video provider systems and Internet video distributors, which may entail further mandates in connection with the support and deployment of set-top boxes. Although we generally require less up-front capital when our customers buy and self-install their own set-top box, these proposals could impose substantial costs on us and impair our ability to innovate.

Since our business is concentrated in specific geographic locations, our business could be adversely impacted by a depressed economy and natural disasters in these areas.

        We provide our services to areas in Alabama, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, Ohio, South Carolina and Tennessee, which are in the southeastern and Midwestern regions of the United States. A stagnant or depressed economy in the United States, and the southeastern or Midwestern United States in particular, could affect all of our markets and could adversely affect our operations, business, financial condition or results of operations.

        Our success depends on the efficient and uninterrupted operation of our communications services. Our network is attached to poles and other structures in many of our service areas, and our ability to provide service depends on the availability of electric power. A tornado, hurricane, flood, mudslide, earthquake or other natural catastrophe in one of these areas could damage our network, interrupt our service and harm our business in the affected area. In addition, many of our markets are close together, and a single natural catastrophe could damage our network in more than one market.

We rely on network and information systems and other technology, and a disruption or failure of such networks, systems or technology as a result of computer viruses, "cyber-attacks," misappropriation of data or other malfeasance, as well as outages, accidental releases of information or similar events, may disrupt our business.

        Because network and information systems and other technologies are critical to our operating activities, network or information system, shutdowns caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, "cyber-attacks," denial of service attacks and other malicious activity pose increasing risks. Our network and information systems are also vulnerable to damage or interruption from power outages, terrorist attacks and other similar events which could have an adverse impact on us and our customers, including degradation of service, service disruption, excessive call volume to call centers and damage to our network, equipment, data and reputation. The occurrence of such an event also could result in large expenditures necessary to repair or replace such networks or information systems or to protect them from similar events in the future. Significant incidents could result in a disruption of our operations, customer dissatisfaction or a loss of customers or revenues.

        Furthermore, our operating activities could be subject to risks caused by misappropriation, misuse, leakage, falsification and accidental release or loss of information maintained in our information technology systems and networks, including customer, personnel and vendor data. We could be exposed to significant costs if such risks were to materialize, and such events could damage the reputation and credibility of our business and have a negative impact on our revenue. We also could be required to expend significant capital and other resources to remedy any such security breach. As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information, information-related risks are increasing, particularly for businesses like ours that handle a large amount of personal customer data.

We depend on the services of key personnel to implement our strategy. Changes in key personnel or loss of services of key personnel may affect our ability to implement our strategy or otherwise adversely affect our operations.

        The loss of members of our key management and certain other members of our operating personnel could adversely affect our business. Our ability to manage our anticipated growth depends on our ability to identify, hire and retain additional qualified management personnel. While we are able to offer competitive compensation to prospective employees, we may still be unsuccessful in attracting and retaining personnel.

        In addition, we regularly evaluate our senior management capabilities in light of, among other things, our business strategy, and changes to our capital structure in connection with the acquisition, developments in our industry and markets and our ongoing financial performance. Accordingly, we may consider, where appropriate, supplementing, changing or otherwise enhancing our senior management team and operational and financial management capabilities in order to maximize our performance. We experienced significant executive transitions in 2017, and our organizational structure and senior management team may undergo additional changes in the future. Changes to our senior management team could result in a material business interruption and material costs, including as a result of severance or other termination payments. Any of the foregoing could affect our ability to successfully operate the combined company and implement our strategy and could adversely affect our operations, business, financial condition or results of operation.

We are or from time to time may become subject to litigation and regulatory proceedings, which could materially and adversely affect us.

        We are subject to litigation in the normal course of our business. We are also a party to regulatory proceedings affecting the segments of the communications industry generally in which we engage in business. We cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact us.

Applicable laws and regulations pertaining to our industry are subject to change.

        The exact requirements of applicable law are not always clear, and the rules affecting our businesses are always subject to change. For example, the FCC may interpret its rules and regulations in enforcement proceedings in a manner that is inconsistent with the judgments we have made. Likewise, regulators and legislators at all levels of government may sometimes change existing rules or establish new rules. Congress, for example, considers new legislative requirements for cable operators virtually every year, and there is always a risk that such proposals (if unfavorable to us) will ultimately be enacted. In addition, federal, state or local governments and/or tax authorities may change tax laws, regulations or administrative practices that could adversely affect our operations, business, financial condition or results of operations.

Tax matters, including the changes in corporate tax rates, disagreements with taxing authorities and imposition of new taxes could impact our results of operations and financial condition.

        We are subject to income and other taxes in the U.S. and our operations, plans and results are affected by tax and other initiatives. On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the "Tax Act") was signed into law by President Trump. The Tax Act contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of earnings (except for certain small businesses), limitation of the deduction for net operating losses generated subsequent to December 31, 2017 to 80% of current year taxable income, elimination of net operating loss carrybacks, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. It is also unknown if and to what extent various states will conform to the newly enacted federal tax law.

        We also need to comply with new, evolving or revised tax laws and regulations. The enactment of or increases in tariffs, or other changes in the application or interpretation of the Tax Act, or on specific products that we sell or with which our products compete, may have an adverse effect on our business or on our results of operations.

Tax legislation and administrative initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

        We operate cable systems in locations throughout the United States and, as a result, we are subject to the tax laws and regulations of federal, state and local governments. From time to time, various legislative and/or administrative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. As a result of state and local budget shortfalls due primarily to the recession as well as other considerations, certain states and localities have imposed or are considering imposing new or additional taxes or fees on our services or changing the methodologies or base on which certain fees and taxes are computed. Such potential changes include additional taxes or fees on our services which could impact our customers, and combined reporting and other changes to general business taxes, central/unit-level assessment of property taxes and other matters, which could increase our income, franchise, sales, use and/or property tax liabilities. In addition, federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. In addition, we have significant NOL carryforwards that are available to offset future operating results, but the availability and value of the NOLs may be impacted by future changes in federal or state law.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

        As of December 31, 2017, we had NOL carryforwards, for federal income tax purposes, of approximately $649 million, which may be available to offset federal income tax liabilities in the future. In general, under Section 382 ("Section 382") of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Our offering resulted in a change of ownership under Section 382 for federal and state income tax purposes. Section 382 provides limitations on the utilization of NOL carryforwards after an ownership change and we have analyzed the potential Section 382 impacts on our NOL carryforwards in the event of a Section 382 ownership change. We determined that our fair market value and our net unrealized built-in gain ("NUBIG") position resulted in a significant increase in our Section 382 limitation. Accordingly, we believe that our Section 382 limitation will not result in any significant impacts on our ability to utilize our NOL carryforwards to offset future taxable income or will have any significant impact on future operating cash flows. Future changes in our stock ownership, some of which are outside of our control, could result in an additional ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities, including for state tax purposes. The generation of NOLs subsequent to December 31, 2017 are subject to the Tax Cut and Jobs Act, which removes NOL expirations, but limits utilization against taxable income to 80%. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we continue to remain profitable.

The FCC and local franchising authorities exercise authority over cable television systems and the FCC and state PSCs exercise authority over telecommunications services.

        The FCC has promulgated regulations covering many aspects of cable television operations. Failure to comply with those regulations could lead the FCC to impose on us monetary fines, cease-and-desist orders and/or other administrative sanctions. The cable franchises that our systems operate under, which are issued by states, cities, counties or other political subdivisions, may contain similar enforcement mechanisms in the event of any failure to comply with the terms of those franchises.

        The FCC also has promulgated regulations covering the interstate aspects and the regulated telecommunications earnings of our ILEC and CLEC operations. Our local and intrastate products and services and the regulated earnings are subject to regulation by state PSCs. Failure to comply with these regulations could lead the FCC to impose on us monetary fines, cease-and-desist orders and/or other administrative sanctions.

        These fines, cease-and-desist order and/or other administrative sanctions may adversely affect our operations, business, financial condition or results of operations.

We have substantial indebtedness, which will increase our vulnerability to general adverse economic and industry conditions and may limit our ability to pursue strategic alternatives and react to changes in our business and industry.

        We have incurred substantial indebtedness. This amount of indebtedness may:

  •
  subject us to sensitivity to increases in prevailing interest rates;

  •
  place us at a disadvantage to competitors with relatively less debt in economic downturns, adverse industry conditions or catastrophic external events;

  •
  limit our flexibility as a result of our debt service requirements or financial and operational covenants;

  •
  limit our access to additional capital and our ability to make capital expenditures and other investments in our business;

  •
  increase our vulnerability to general adverse economic and industry conditions and interest rate increases;

  •
  result in an event of default if we fail to satisfy our obligations under the notes or our other debt or fail to comply with the financial and other restrictive covenants contained in the indentures governing the notes or our other debt, which event of default could result in the notes and all of our debt becoming immediately due and payable and, in the case of our secured debt, could permit the lenders to foreclose on our assets securing such debt;

  •
  limit our ability to pursue strategic alternatives, including merger or acquisition transactions; and

  •
  limit our ability to plan for or react to changes in our business and industry.

        Additionally, our ability to comply with the financial and other covenants contained in our debt instruments may be affected by changes in economic or business conditions or other events beyond our control. If we do not comply with these covenants and restrictions, we may be required to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital. Failure to comply could also cause a default, which may result in our substantial indebtedness becoming immediately due and payable. If this were to occur, we would be unable to adequately finance our operations.

We may not be able to generate sufficient cash to service our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

        Our ability to make scheduled payments on or refinance our anticipated debt obligations will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors beyond our control. We might not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. We expect that the agreements governing our indebtedness will restrict our ability to dispose of assets and use the proceeds from those dispositions and will also restrict our ability to raise debt capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could have a material adverse effect on our operations, business, financial condition or results of operations.

We may not be able to access the credit and capital markets at the times and in the amounts needed and on acceptable terms.

        From time to time we may need to access the long-term and short-term capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including our financial performance, our credit ratings or absence of a credit rating, the liquidity of the overall capital markets and the state of the economy. There can be no assurance that we will have access to the capital markets on terms acceptable to us.

The anticipated benefits of acquisitions may not be realized fully and may take longer to realize than expected and we may experience integration and transition difficulties.

        In order to obtain all of the anticipated benefits of future acquisitions, management will be required to devote significant attention and resources to integrating the businesses and assets acquired.

Delays in this process could adversely affect the combined company's business, financial results and financial condition. Even if we are able to integrate our business operations successfully, there can be no assurance that the integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we expect to realize or that these benefits will be achieved within a reasonable period of time.

        There is a risk that integration difficulties may cause us not to realize expected benefits from acquisitions and may affect our results, including adversely impacting the carrying value of the acquisition premium or goodwill. The long-term success of the acquisitions will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the two businesses.

        In addition, it is possible that the integration process could result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies, which adversely affect our ability to maintain relationships with customers, providers and employees or to achieve the anticipated benefits of acquisitions. Integration and transition efforts also may divert management attention and resources.

        We may also opportunistically pursue dispositions of certain assets and/or businesses, which may involve material amounts of assets or lines of business, and adversely affect our results of operations, financial condition and liquidity.

We have experienced net losses and may generate net losses in the future.

        We experienced net losses in the past and may continue to report net losses in the future. In general, these prior net losses have principally resulted from interest expense related to our indebtedness, acquisitions and depreciation and amortization expenses associated with capital expenditures related to expanding and upgrading of our cable systems. If we continue to report net losses in the future, these losses may limit our ability to attract needed financing, and to do so on favorable terms, as such losses may prevent some investors from investing in our securities.

The accounting treatment of goodwill and other identified intangibles could result in future asset impairments, which would be recorded as operating losses.

        Authoritative guidance issued by the Financial Accounting Standards Board requires that goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and other intangible assets deemed to have indefinite useful lives, such as cable franchise operating rights be tested annually for impairment or upon the occurrence of a triggering event. If the carrying value of goodwill or a certain intangible asset exceeds its estimated fair value, an impairment charge is recognized in an amount equal to that excess. During the year ended December 31, 2017, we recorded a non-cash impairment charge to earnings on intangibles and goodwill of $147.4 million. If our goodwill or other intangible assets are determined to be further impaired in the future, we may be required to record a non-cash charge to earnings during the period in which the impairment is determined, which would reduce our stockholders' equity.

Our stock price may be volatile or may decline regardless of our operating performance.

        The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control. In addition to the other risk factors described herein, these factors include:

  •
  actual or anticipated fluctuations in our revenue and other operating results;

  •
  announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnership, joint venture or capital commitments;

  •
  changes in operating performance and stock market valuations of other companies in our industry;

  •
  the addition or loss of significant customers;

  •
  fluctuations in trading volumes of our common stock or size of public float

  •
  price and volume fluctuations in overall stock market, including as a result of trends in the economy as a whole; and

  •
  lawsuits threatened or filed against us.

        The stock markets have experienced extreme fluctuations in price and trading volume that have caused and will likely continue to cause the stock prices of many telecommunications companies to fluctuate in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of declining stock prices. If we were to become involved in securities litigation, we could face substantial costs and be forced to divert resources and the attention of management from our business, which could adversely affect our business.

A significant portion of our common stock will continue to be held by Avista and Crestview, whose interests may differ from yours.

        Avista and Crestview own, in the aggregate, approximately 71% of our outstanding shares of common stock. They may have interests that are different from or adverse to our other stockholders. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests or which adversely impact the value of our common stock. These stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions and, through our Board of Directors, the ability to control decision-making with respect to our business direction and policies. This control could have the effect of delaying or preventing a change of control in us or changes in management and could also make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

        Even if their ownership of our shares falls below a majority, they may continue to be able to strongly influence or effectively control our decisions. Under our amended and restated certificate of incorporation, each of Avista and Crestview and their affiliates will not have any obligation to present to us, and they may separately pursue, corporate opportunities of which they become aware, even if those opportunities are ones that we would have pursued if granted the opportunity.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

        Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. We have a total of approximately 88.4 million shares of common stock outstanding as of December 31, 2017. Of these shares, all common stock sold in our initial public offering, except for any shares held by our affiliates, are eligible for sale in the public.

        All of our shares of common stock currently outstanding may be sold in the public market by existing stockholders subject to applicable volume and other limitations imposed under federal securities laws. Further, holders of approximately 71% of our outstanding common stock have demand and/or piggyback registration rights to require us to register our common stock with the SEC. If we register these shares, the stockholders would be able to sell those shares freely in the public market. In addition, we filed a registration statement registering under the Securities Act the common stock reserved for issuance in respect of incentive awards to our directors, officers and employees. If any of these holders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise capital in the future.

Shareholders may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.

        We have approximately 612 million shares of common stock authorized but unissued under our amended and restated certificate of incorporation. We will be authorized to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for consideration and on terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our equity incentive plans, would dilute the percentage ownership held by investors.

        In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution.

We do not expect to declare any dividends in the foreseeable future.

        We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

We incur significant costs as a result of being a publicly-traded company.

        As a public company, we are now subject to the reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act"), the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations of the NYSE. Being subject to these rules and regulations results in legal, accounting and financial compliance costs, makes some activities more difficult, time-consuming and costly and can also place significant strain on our personnel, systems and resources.

Item 1B.    Unresolved Staff Comments

        Not Applicable.

Item 2.    Properties

        We lease our executive corporate offices in Englewood, Colorado. All of our other real or personal property is owned or leased by our subsidiaries.

        Our subsidiaries own or lease the fixed assets necessary for the operation of their respective businesses, including office space, headend facilities, cable television and telecommunications distribution equipment, telecommunications switches and customer premise equipment and other property necessary for our subsidiaries operations. The physical components of our broadband networks require maintenance and periodic upgrades to support the new services and products we introduce. Our management believes that our current facilities are suitable and adequate for our business operations for the foreseeable future.

Item 3.    Legal Proceedings

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

        In accordance with accounting principles generally accepted in the United States of America ("GAAP"), we accrue an expense for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Legal defense costs are expensed as incurred. None of the Company's existing accruals for pending matters is material. We are constantly monitoring pending litigation for the purpose of adjusting accruals and revising disclosures accordingly, in accordance with GAAP, when required. Litigation is, however, subject to uncertainty, and the outcome of any particular matter is not predictable. The Company will vigorously defend its interest for pending litigation, and as of this date, we believe that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which we are entitled, will not have a material adverse effect on the consolidated financial position, results of operations, or our cash flows.

Item 4.    Mine Safety Disclosures

        Not Applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(A)  Market Information

        Our common stock has traded on the New York Stock Exchange ("NYSE") under the symbol "WOW" since May 25, 2017. Prior to that date, there was no public trading for our common stock. Our IPO was priced at $17.00 per share on May 25, 2017. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NYSE.

Year Ended December 31, 2017	High	Low
First Quarter	NA	NA
Second Quarter	$18.83	$16.00
Third Quarter	$17.89	$14.54
Fourth Quarter	$15.50	$8.64

(B)  Holders of our Common Stock

        As of December 31, 2017, there were 68 holders of record of WOW's common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees. The transfer agent and registrar for our common stock is American Stock Transfer and Trust.

(C)  Dividend Policy

        No dividends have been declared or paid on our shares of common stock. We currently intend to retain all available funds and any future earnings for use in operations of our business, and therefore we do not anticipate paying any cash dividend in the foreseeable future.

(D)  Securities Authorized for Issuance Under Equity Compensation Plans

        The information required by Item 5(d) is incorporated by reference to the Proxy Statement. For information regarding securities issued under our equity compensation plans, see Note 18 to our accompanying consolidated financial statements contained in "Part II. Financial Statements and Supplementary Data".

(E)  Performance Graph

        The graph below shows the cumulative total return on WOW's common stock for the period of May 26, 2017 through December 31, 2017, in comparison to the cumulative total return on Standard & Poor's 500 Index and a peer group consisting of the national cable operators that are most comparable to us in terms of size and nature of operations. The Company's 2017 peer group consists of Comcast, Charter, Cable One, Inc. and Altice USA, Inc. The results shown assume that $100 was invested on May 26, 2017. These indices are included for comparative purposes only and do not reflect whether it is management's opinion that such indices are an appropriate measure of the relative performance of the stock involved, nor are they intended to forecast or be indicative of future performance of WOW's common stock.

 COMPARISON OF CUMULATIVE TOTAL RETURN

(F)   Use of Proceeds from Initial Public Offering of Common Stock

        The Registration Statement on Form S-1 (File No. 333-216894) for the initial public offering of our common stock was declared effective by the SEC on May 24, 2017. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on May 25, 2017 pursuant to Rule 424(b)(4).

(G)  Recent Sales of Unregistered Securities

        During 2017, there were no unregistered sales of securities of the registrant.

(H)  Purchases of Equity Securities by Issuer

        The following table presents WOW's purchases of equity securities completed during the fourth quarter of 2017 (dollars in millions, except per share data).

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
December 1 - 31, 2017	461,173	$10.45	461,173	$45.2

(1)
On December 14, 2017, our Board of Directors authorized us to repurchase up to $50.0 million of our common stock. During the three months ended December 31, 2017, we purchased 461,173 shares of common stock for approximately $4.8 million. As of December 31, 2017, we had remaining board authority to purchase an additional $45.2 million of our common stock.

Item 6.    Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA OF WOW

        The following table sets forth selected historical consolidated financial data for WideOpenWest, Inc. and its subsidiaries ("WOW") for the periods presented. The balance sheet data as of December 31, 2017 and 2016, and the statement of operations data for the years ended December 31, 2017, 2016 and 2015 set forth below are derived from the audited consolidated and combined consolidated financial statements of WOW included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2015, 2014 and 2013 and the statement of operations data for the years ended December 31, 2014 and 2013 are derived from the audited combined consolidated financial statements of WOW not included in this Annual Report.

        The selected financial data below should be read in conjunction with the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated and combined consolidated financial statements included elsewhere in this Annual Report. WOW's historical operating results are not necessarily indicative of future operating results.

	Year Ended December 31,
	2017	2016(2)	2015	2014(3)(4)	2013(5)
Statement of Operations Data:
Revenue	$1,188.1	$1,237.0	$1,217.1	$1,264.3	$1,199.7

Costs and expenses:
Operating (excluding depreciation and amortization)	626.5	668.3	678.6	737.0	663.9
Selling, general and administrative	138.5	116.4	110.6	135.8	135.8
Depreciation and amortization	198.1	207.0	221.1	251.3	256.4
Impairment loss on intangibles and goodwill	147.4	—	—	—	—
Gain on sale of assets	(94.1)	—	—	—	—
Management fee to related party	1.0	1.7	1.9	1.7	1.7

	1,017.4	993.4	1,012.2	1,125.8	1,057.8

Income from operations	170.7	243.6	204.9	138.5	141.9
Other income (expense):
Interest expense	(151.6)	(211.1)	(226.0)	(237.0)	(242.0)
Realized and unrealized gain on derivative instruments, net	—	2.3	5.6	4.1	3.4
Gain on sale of system dispositions	38.4	—	—	52.9	—
Loss on early extinguishment of debt	(32.1)	(38.0)	(22.9)	—	(58.1)
Other income (expense), net	1.6	2.2	(0.4)	3.4	(0.3)

Income (loss) before provision for income tax	27.0	(1.0)	(38.8)	(38.1)	(155.1)
Income tax benefit (expense)(1)(6)	132.5	27.3	(9.9)	10.8	(5.0)

Net income (loss)	$159.5	$26.3	$(48.7)	$(27.3)	$(160.1)

Basic earnings (loss) per common share	$2.03	$0.40	$(0.76)	$(0.43)	$(2.51)
Dilutive earnings (loss) per common share	$2.02	$0.40	$(0.76)	$(0.43)	$(2.51)
Balance Sheet Data:
Total assets	$2,441.6	$2,770.8	$2,684.7	$2,784.7	$2,810.3
Total debt, including capital lease obligations	$2,251.2	$2,871.2	$2,882.2	$3,019.3	$2,941.1
Total liabilities	$2,646.0	$3,488.8	$3,550.7	$3,690.9	$3,597.3
Other Financial Data:
Capital expenditures	$301.3	$287.5	$231.9	$251.9	$221.9

(1)
On April 1, 2016, WOW Finance consummated a restructuring where it became wholly owned by WideOpenWest Kite, Inc. The restructuring is treated as a change in tax status since a single member LLC is required to record current and deferred income taxes on a separate return basis reflecting the results of its operations. The change in tax status related to the restructuring resulted in a net deferred tax expense of $125.4 million during the fiscal year ended December 31, 2016.

(2)
Includes balance sheet data, financial results and operations data relating to NuLink for the period subsequent to our acquisition of substantially all of the operating assets of NuLink on September 9, 2016.

(3)
Includes balance sheet data, financial results and operations data relating to Anne Arundel Broadband ("AAB") for the periods subsequent to our increased investment in AAB on April 30, 2014.

(4)
Excludes balance sheet data, financial results and operations data relating to our South Dakota systems for the periods subsequent to our divestiture of such assets on September 30, 2014.

(5)
Includes balance sheet data, financial results and operations data relating to Bluemile, Inc. ("Bluemile") for the periods subsequent to our acquisition of certain assets from Bluemile on September 27, 2013.

(6)
The 2017 income tax benefit is primarily attributed to the passing of the Tax Cut and Jobs Act, which was signed by the President on December 22, 2017. The Tax Cut and Jobs Act made significant changes to the tax laws applicable to the Company including a reduction in the corporate tax rate to 21%. Re-measuring the ending balance of the Company's deferred tax assets and deferred tax liabilities as of December 31, 2017 resulted in a $104.6 million deferred tax benefit.

        Comparability of the above information from year to year is affected by acquisitions and dispositions completed by us. See "Part I. Item I. Business" for a discussion regarding acquisitions and dispositions.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Overview

        We provide high-speed data ("HSD"), cable television ("Video"), voice over IP-based telephony ("Telephony"), and business-class services to a service area that includes approximately 3.1 million homes and businesses. Our services are delivered across nineteen markets via our advanced HFC cable network. Our footprint covers over 300 communities in the states of Alabama, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, Ohio, South Carolina and Tennessee. Led by our robust HSD offering, our products are available either as a bundle or as an individual service to residential and business services customers. As of December 31, 2017, 777,300 customers subscribed to our services.

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

        We are focused on efficient capital spending and maximizing adjusted earnings before income taxes, depreciation and amortization ("Adjusted EBITDA") through an Internet-centric growth strategy while maintaining a profitable video subscriber base. Based on our per subscriber economics, we believe that HSD represents the greatest opportunity to enhance profitability across our residential and business markets. We believe that our advanced network is designed to meet our current and future customers' HSD needs. We will offer HSD speeds up to 1 GIG (1000 Mbps) in 95% of our footprint by the end of the first quarter 2018.

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

Ownership

        WideOpenWest, LLC commenced operations in 2001. WideOpenWest, LLC was wholly owned by WideOpenWest Kite, Inc., which was wholly owned by Racecar Acquisition, LLC ("Racecar Acquisition"). Racecar Acquisition was a wholly owned subsidiary of WideOpenWest Holdings, LLC ("Parent").

        WideOpenWest, Inc. was organized in Delaware in July 2012 as WideOpenWest Kite, Inc. WideOpenWest Kite, Inc. subsequently changed its name to WideOpenWest, Inc. in March 2017.

        On April 1, 2016, we consummated a restructuring ("Restructuring") whereby WideOpenWest Finance, LLC ("WOW Finance") became a wholly owned subsidiary of WOW. Previously, WOW Finance was owned by WideOpenWest Illinois, Inc., WideOpenWest Ohio, Inc., WideOpenWest Cleveland, Inc., WOW Sigecom, Inc. and WOW (collectively, the "Members"). Prior to the Restructuring, the Members were wholly owned subsidiaries of Racecar Acquisition.

        As a result of the Restructuring, each of the Members, other than WOW, merged with and into WOW. WOW became the sole subsidiary of Racecar Acquisition and WOW Finance became a wholly owned subsidiary of WOW.

        On May 25, 2017, we completed an IPO, whereby we registered shares of our common stock, which are listed on the NYSE under the ticker symbol "WOW". Prior to our IPO, WOW was wholly owned by Racecar Acquisition, which is a wholly owned subsidiary of the Parent. Subsequent to the IPO, Racecar Acquisition and Parent were liquidated and our shares distributed to their respective members. In the following context, the terms we, us, WOW, or the Company may refer, as the context requires, to WOW or, collectively, WOW and its subsidiaries.

Stock Repurchase Program

        On December 14, 2017, our Board of Directors authorized us to repurchase up to $50.0 million of our common stock. As of March 9, 2018, we purchased 4.0 million shares of our common stock for approximately $41.4 million. We had remaining board authority to purchase an additional $8.6 million of our common stock. We expect the stock repurchase program to deliver value to shareholders, while capitalizing on attractive market valuations.

Avista and Crestview Partners Investment

        On December 18, 2015, Crestview Advisors, LLC ("Crestview") and our former Parent consummated a transaction whereby Crestview became the beneficial owner of approximately 35% of our former Parent. Under terms of the agreement ("Crestview Purchase Agreement"), Crestview's funds purchased units held by Avista Capital Partners ("Avista") and other unit holders, and separately made a $125.0 million primary investment in newly-issued units.

        On April 29, 2016, funds managed by Avista and Crestview made an additional $40.0 million investment in newly-issued membership units in our former Parent.

        As of December 31, 2017, all the proceeds from the funds' investments of Avista and Crestview in the amount of $143.3 million, net of transaction costs, have been contributed to the Company.

Redemption of 10.25% Senior Notes

        On March 20, 2017, we utilized cash on hand to redeem $95.1 million in aggregate principal amount outstanding of our former 10.25% Senior Notes due 2019 ("Senior Notes"). In addition to the partial redemption, we paid accrued interest on the Senior Notes of $1.7 million and a call premium of $4.9 million. We recorded a loss on early extinguishment of debt of $5.0 million, primarily representing the cash call premium paid.

        On July 17, 2017, we used the proceeds of the new Term B loans, and borrowed $180.0 million under our revolving credit facility and cash on hand to fully redeem all of the Company's remaining outstanding Senior Notes and to pay certain fees and expenses. In connection with the redemption of the Senior Notes, we satisfied and discharged the indenture governing the Senior Notes. We paid $729.9 million in principal amount, incurred prepayment fees of $18.7 million and paid accrued interest of $37.6 million. We recorded a loss on early extinguishment of debt of $19.8 million related to the write-off of deferred issuance costs, premium, and prepayment fees.

Redemption of 13.38% Senior Subordinated Notes

        During the year ended December 31, 2016, we made two redemption payments to early redeem our 13.38% Senior Subordinated Notes. The final redemption payment was made on December 18, 2016.

Refinancing of the Term B Loans and Revolving Credit Facility

        On July 17, 2017, the Company entered into an eighth amendment ("Eighth Amendment") to its Credit Agreement, with JPMorgan Chase Bank, N.A., as the administrative agent and revolver agent. Under the Eighth Amendment, (i) we borrowed new Term B loans in an aggregate principal amount of $230.5 million, for a total outstanding Term B loan principal amount of $2.28 billion and (ii) the revolving credit commitments were increased by an aggregate principal amount of $100.0 million, for a total outstanding revolving credit commitment of $300.0 million available to us under the revolving credit facility. The new Term B loans will mature on August 19, 2023 and bear interest, at our option, at a rate equal to ABR plus 2.25% or LIBOR plus 3.25%. Loans under the revolving credit facility will mature on May 31, 2022 and bear interest, at our option, at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%. The guarantees, collateral and covenants in the Eighth Amendment remain unchanged from those contained in the credit agreement prior to the Eighth Amendment.

        On May 31, 2017, the Company entered into a seventh amendment ("Seventh Amendment") to its Credit Agreement. The Seventh Amendment (i) refinanced the then existing $200.0 million of borrowings available to the Company under the revolving credit facility and (ii) extended the maturity date of the revolving credit facility to May 31, 2022, unless an earlier date was triggered under certain circumstances. The interest rate margins applicable to the revolving credit facility bore interest at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%. Additionally, the Company entered into an Incremental Commitment Letter to its revolving credit facility that increased the available borrowings to $300.0 million that became available upon compliance by the Company with certain conditions (see the discussion of the redemption of Senior Notes above whereby such conditionality was subsequently achieved as a result of the eighth amendment). The guarantees, collateral and covenants in the Seventh Amendment remain unchanged from those contained in the credit agreement prior to the Seventh Amendment.

Sale of Chicago Fiber Network

        On December 14, 2017, the Company sold a portion of its fiber network in the Chicago market to a subsidiary of Verizon for $225.0 million in cash. In addition, the Company and Verizon entered into a new construction agreement pursuant to which the Company will complete the build-out of the network in exchange for approximately $50.0 million (which approximates the Company's remaining estimate to complete the network build-out), payable as the remaining network elements are completed. The final build-out of the network is expected to be completed during the second half of 2018.

Sale of Lawrence, Kansas System

        On January 12, 2017, we and Midcontinent Communications ("MidCo") entered into an agreement under which MidCo acquired our Lawrence, Kansas systems, for gross proceeds of approximately $213.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the agreement. We and MidCo also entered into a Transition Services Agreement pursuant to which the Company provides certain services to MidCo on a transitional basis. Charges for the transition services generally allow us to fully recover all allowed costs and allocated expenses incurred in connection with providing these services, generally without profit. The results of our Lawrence, Kansas system are included for the year ended December 31, 2016 and 2015, and the first 12 days for the year ended December 31, 2017.

NuLink Acquisition

        On September 9, 2016, we finalized our acquisition of HC Cable Opco, LLC d/b/a NuLink in Newnan, Georgia for $54.3 million, all of which we paid in cash. The acquisition extended our HSD, Video and Telephony service and award-winning customer support experience to more than 34 thousand additional homes and businesses. The results of our NuLink acquisition from September 9, 2016 through December 31, 2017 are reflected in our consolidated financial statements.

Critical Accounting Policies and Estimates

        In the preparation of our consolidated financial statements, we are required to make estimates, judgments and assumptions that we believe are reasonable based upon the information available, in accordance with accounting principles generally accepted in the United States of America ("GAAP").

The estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe the following accounting policies are the most critical in the preparation of our consolidated financial statements because of the judgment necessary to account for these matters and the significant estimates involved, which are susceptible to change.

Ownership and Basis of Presentation

        In the following context, the terms "we", "us", "WOW" or the "Company" may refer, as the context requires, to WOW or, collectively, WOW and its subsidiaries. See further discussion in Part 1 Item 1 "Ownership and Basis of Presentation."

        Prior to our IPO, certain employees of WOW participated in equity plans administered by the Company's former Parent. The management units from the equity plan were issued from the former Parent's ownership structure, the management units' value directly correlated to the results of WOW, as the primary asset of the former Parent's investment in WOW. The management units for the equity plan were "pushed down" to the Company, as the management units had been utilized as equity-based compensation for WOW management. Immediately prior to the Company's IPO, these management units were cancelled.

        The financial statements presented herein include the consolidated accounts of WOW and its subsidiaries. Prior to the Company's IPO, the former Parent's primary asset was its investment in WOW, the former Parent's ownership structure related to its ultimate ownership of WOW and consisting of various classes of common units that have been "pushed down" to the Company.

Valuation of Plant, Property and Equipment and Intangible Assets

        Carrying Value.    The aggregate carrying value of our plant, property and equipment and intangible assets (including franchise operating rights and goodwill) comprised approximately 93% and 95% of our total assets at December 31, 2017 and December 31, 2016, respectively.

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

        We evaluate the recoverability of our franchise operating rights at least annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. Franchise operating rights are evaluated for impairment by comparing the carrying value of the intangible asset to its estimated fair value, utilizing both quantitative and qualitative methods at the reporting unit level. Qualitative analysis is performed for franchise assets in the event the previous analysis indicates that there is a significant margin between carrying value of franchise operating rights and estimated fair value of those rights, and that it is more likely than not that the estimated fair values equal or exceed carrying value. For franchise operating rights that were evaluated using quantitative analysis, we calculate the estimated fair value of franchise operating rights using the multi-period excess earnings method, an income approach, which calculates the value of an intangible asset by discounting its future cash flows. The estimated fair value is determined based on estimated discrete discounted future cash flows attributable to each franchise operating right intangible asset using assumptions consistent with internal forecasts. Assumptions key in estimating fair value under this method include, but are not limited to, revenue and subscriber growth rates (less anticipated customer churn), operating expenditures, capital expenditures (including any build out), market share achieved or market multiple, contributory asset charge rates, tax rates and discount rate. The discount rate used in the model represents a weighted average cost of capital and the perceived risk associated with an intangible asset such as our franchise operating rights. The estimates and assumptions made in our valuations are inherently subject to significant uncertainties, many of which are beyond our control, and there is no assurance that these results can be achieved. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would significantly affect the measurement value include the assumptions regarding revenue growth, programming expense growth rates, the amount and timing of capital expenditures and the discount rate utilized. For the year ended December 31, 2017, we recorded a non-cash impairment charge of franchise operating rights for the following reporting units (in millions):

Montgomery, AL	$6.2
Huntsville, AL	$0.9
Dothan, AL	$7.0

        For those additional reporting units where we performed a quantitative assessment, the percentages by which fair value exceeded carrying value are as follows:

Panama City, FL	30%
Newnan, GA	29%
Augusta, GA	38%
Valley, AL	451%

        We conduct our cable operations under the authority of state cable television franchises, except in Alabama and parts of Michigan where we continue to operate under local franchises. Our franchises generally have service terms that last from five to 15 years, but we operate in some states that have perpetual terms. All of our term-limited franchise agreements are subject to renewal. The renewal process for our state franchises is specified by state law and tends to be a simple process, requiring the filing of a renewal application with information no more burdensome than that contained in our original application. Although renewal is not assured, there are provisions in the law that protect the Company from arbitrary or unreasonable denial. This is especially true for competitive cable providers like us. In most areas in which we operate, we are a "competitive" operator, meaning that we compete directly in the service area with at least one other franchised cable operator. The Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act") says that "a franchising authority may not...unreasonably refuse to award an additional competitive franchise." The 1992 Cable Act also provides a formal renewal process that protects cable operators against arbitrary or unreasonable refusals to renew a franchise. In those few areas where we operate under local franchises, we can use this formal renewal process if needed.

        In our experience, state and local franchising authorities encourage our entry into the market, as our competitive presence often leads to overall better service, more service options and lower prices. In our and our expert advisors' experience, it has not been the practice for a franchising authority to deny a cable franchise renewal. We have never had a renewal denied.

        We also, at least annually on October 1, evaluate our goodwill for impairment for each reporting unit (which generally are represented by geographical operations of cable systems managed by us), utilizing both quantitative and qualitative methods. Qualitative analysis is performed for goodwill assets in the event the previous analysis indicates that there is a significant margin between carrying value of goodwill and estimated fair value, and that it is more likely than not that the estimated fair value equals or exceeds carrying value. For our quantitative evaluation of our goodwill, we utilize both an income approach as well as a market approach. The income approach utilizes a discounted cash flow analysis to estimate the fair value of each reporting unit, while the market approach utilizes multiples derived from actual precedent transactions of similar businesses, the market value of the Company and market valuations of guideline public companies. Any excess of the carrying value of goodwill over the estimated fair value of goodwill would be expensed as an impairment loss. For the year ended December 31, 2017, we recorded a non-cash impairment charge of goodwill for the following reporting units (in millions):

Panama City, FL	$2.2
Montgomery, AL	$48.3
Huntsville, AL	$71.2
Dothan, AL	$10.0
Tampa, FL Data Center	$1.6

        For those additional reporting units where we performed a quantitative assessment, the percentages by which fair value exceeded carrying value are as follows:

Newnan, GA	12%
Augusta, GA	3%
Valley, AL	217%
Columbus, OH Data Center	78%

Fair Value Measurements

        GAAP provides guidance for a framework for measuring fair value in the form of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Financial assets and liabilities are classified by level in their entirety based upon the lowest level of input that is significant to the fair value measurement. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability due to the fact there is no market activity. We record our interest rate swaps and interest rate caps at fair value on the balance sheet and perform recurring fair value measurements with respect to these derivative financial instruments. The fair value measurements of our interest rate swaps were determined using cash flow valuation models. The inputs to the cash flow models consist of, or are derived from, observable data for substantially the full term of the swaps. This observable data includes interest and swap rates, yield curves and credit ratings, which are retrieved from available market data. The valuations are then adjusted for our own nonperformance risk as well as the counterparty as required by the provisions of the authoritative guidance using a discounted cash flow technique that accounts for the duration of the interest rate swaps and our and the counterparty's risk profile. The fair value of the interest rate caps are calculated using a cash flow valuation model. The main inputs are obtained from quoted market prices, the LIBOR interest rate and the projected three months LIBOR. The observable market quotes are then input into the valuation and discounted to reflect the time value of cash. As of December 31, 2017, we have no interest rate swaps or interest rate caps.

        We also have non-recurring valuations primarily associated with (i) the application of acquisition accounting and (ii) impairment assessments, both of which require that we make fair value determinations as of the applicable valuation date. In making these determinations, we are required to make estimates and assumptions that affect the recorded amounts, including, but not limited to, expected future cash flows, market comparables and discount rates, remaining useful lives of long-lived assets, replacement or reproduction costs of property and equipment and the amounts to be recovered in future periods from acquired NOL's and other deferred tax assets. To assist us in making these fair value determinations, we may engage third- party valuation specialists. Our estimates in this area impact, among other items, the amount of depreciation and amortization, and any impairment charges that we may report. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. A significant portion of our long-lived assets were initially recorded through the application of acquisition accounting and all of our long-lived assets are subject to periodic or event-driven impairment assessments.

Legal and Other Contingencies

        Legal and other contingencies have a high degree of uncertainty. When a loss from a contingency becomes estimable and probable, a reserve is established. The reserve reflects management's best estimate of the probable cost of ultimate resolution of the matter and is revised as facts and circumstances change. A reserve is released when a matter is ultimately brought to closure or the statute of limitations lapses or facts and circumstances change. The actual costs of resolving a claim may be substantially different from the amount of reserve we recorded. In addition, in the normal course of business, we are subject to various other legal and regulatory claims and proceedings directed at or involving us, which in our opinion will not have a material adverse effect on our financial position or results of operations or liquidity.

Programming Agreements

        We exercise significant judgment in estimating programming expense associated with certain video programming contracts. Our policy is to record video programming costs based on our contractual agreements with our programming vendors, which are generally multi-year agreements that provide for us to make payments to the programming vendors at agreed upon market rates based on the number of customers to which we provide the programming service. If a programming contract expires prior to the parties' entry into a new agreement and we continue to distribute the service, we estimate the programming costs during the period there is no contract in place. In doing so, we consider the previous contractual rates, inflation and the status of the negotiations in determining our estimates. When the programming contract terms are finalized, an adjustment to programming expense is recorded, if necessary, to reflect the terms of the new contract. We also make estimates in the recognition of programming expense related to other items, such as the accounting for free periods, timing of rate increases and credits from service interruptions, as well as the allocation of consideration exchanged between the parties in multiple-element transactions.

Income Taxes

        We account for income taxes under the asset and liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Additionally, the impact of changes in the tax rates and laws on deferred taxes, if any, is reflected in the financial statements in the period of enactment.

        As a result of the Restructuring, WOW Finance became a single member LLC for U.S. federal income tax purposes. The Restructuring is treated as a change in tax status related to WOW Finance, since a single member LLC is required to record current and deferred income tax taxes reflecting the results of its operations.

        From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and dispositions, including dispositions designed to be tax free, issues related to consideration paid or received, investments and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We prepare and file tax returns based on interpretation of tax laws and regulations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax, interest and penalty assessments by these taxing authorities. In determining our income tax provision for financial reporting purposes, we establish a reserve for uncertain income tax positions unless such positions are determined to be more likely than not of being sustained upon examination, based on their technical merits. That is, for financial reporting purposes, we only recognize tax benefits taken on the tax return that we believe are more likely than not of being sustained. There is considerable judgment involved in determining whether positions taken on the tax return are more likely than not of being sustained.

        We adjust our tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated income tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. Our policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of income tax provision.

Pre-Restructuring Valuation Allowance Calculation

        WOW Finance was owned by several corporations ("Members") that filed their own federal and state income tax returns. The valuation allowance methodology for each of the Members was based on evaluating the outside basis difference related to each Member's investment in WOW Finance to identify any indefinite-lived intangible credit deferred tax liability items (i.e., a book basis in goodwill which is not amortized for book purposes but is amortized for tax purposes). Also, the company has indefinite-lived intangibles such as franchise operating rights that are not amortized for book purposes. In other words, the reversal of these temporary items cannot be assured and thus cannot be a source of future income to utilize the Company's deferred tax assets. The portion of the deferred tax liability related to indefinite-lived intangible credit items will not be netted against the deferred tax asset in determining the amount of the valuation allowance to be retained. The Company recorded a deferred tax valuation allowance of $267.9 million as of December 31, 2015.

Post-Restructuring Valuation Allowance Calculation

        As a result of the Restructuring, the Company will be filing a single federal consolidated income tax return that reflects WideOpenWest, Inc. as the consolidated group parent. The Company's deferred taxes include income tax attributes of the legacy Members which merged into the Company as part of the Restructuring. These deferred taxes will also include the recalculated tax basis differences of the assets and liabilities of WOW Finance that occurred as a result of the change in tax status of WOW Finance.

        The Company's financial statements include a reported net deferred tax liability, excluding valuation allowance, of $205.9 million as of December 31, 2016. Included in this deferred tax liability are indefinite-lived intangible credit deferred tax liability items totaling $361.7 million. The portion of the deferred tax liability related to indefinite-lived intangibles cannot be assured and thus will not be available as a source of taxable income to utilize the deferred tax assets. Excluding the indefinite-lived intangibles deferred tax liability, the Company's financial statements include a net deferred tax asset of $155.8 million. The Company has recorded a deferred tax valuation allowance of $164.3 million as of December 31, 2016.

        The Company's financial statements include a reported net deferred tax liability, excluding valuation allowance, of $155.4 million as of December 31, 2017. Included in this deferred tax liability are indefinite-lived credit items totaling $212.3 million. The portion of the deferred tax liability related to indefinite-lived intangibles cannot be assured and thus will not be available as a source of taxable income to utilize the deferred tax assets. Excluding the indefinite-lived intangibles, the Company's financial statements include a net deferred tax asset of $56.9 million. The Company recorded a deferred tax valuation allowance of $65.0 million as of December 31, 2017.

Homes Passed and Customers

        We report homes passed as the number of residential units, such as single residence homes, apartments and condominium units passed by our broadband network and listed in our database. We report number of customers that receive at least one of our HSD, Video or Telephony services without regard to which or how many services they subscribe. We define each of the individual HSD subscribers, Video subscribers and Telephony subscribers as a Revenue Generating Unit ("RGU"). The following table summarizes homes passed, total customers, subscribers and total RGU's for our services as of each respective date (in thousands):

									Increase/ (decrease)(3)
	Mar. 31, 2016	Jun. 30, 2016	Sep. 30, 2016	Dec. 31, 2016(2)	Mar. 31, 2017	Jun. 30, 2017	Sep. 30, 2017	Dec. 31 2017	Dec 31, 2017 vs. Dec 31, 2016
Homes passed	3,010,700	3,022,800	3,075,000	3,094,300	3,047,800	3,072,500	3,097,500	3,109,200	14,900
Total subscribers(1)	784,600	785,600	800,800	803,400	780,100	776,500	776,400	777,300	(26,100)
HSD RGUs	722,200	725,700	742,000	747,400	729,000	727,600	730,000	732,700	(14,700)
Video RGUs	537,200	524,300	514,900	501,400	474,000	458,200	442,500	432,600	(68,800)
Telephony RGUs	286,600	277,500	267,400	258,100	243,000	235,400	226,200	219,900	(38,200)

Total RGUs	1,546,000	1,527,500	1,524,300	1,506,900	1,446,000	1,421,200	1,398,700	1,385,200	(121,700)

(1)
Defined as number of customers who receive at least one of our HSD, Video or Telephony services that we count as a subscriber, without regard to which or how many services they subscribe.

(2)
Includes the following homes passed and subscriber numbers related to our Lawrence, Kansas system which was divested on January 12, 2017: homes passed was 68,000; total subscribers was 31,100; HSD RGUs was 28,500; Video RGUs was 15,000; Telephony RGUs was 7,000; and Total RGUs was 50,500.

(3)
Increase (decrease) in homes passed and subscriber numbers during the twelve months ended December 31, 2017 related to edge-outs includes the following; homes passed was 65,500; total subscribers was 17,400; HSD RGUs was 17,200; Video RGUs was 9,000; Telephony RGUs was 3,300; and Total RGUs was 29,500.

        For the year ended December 31, 2017, total subscribers decreased by approximately 26,100 compared to the year ended December 31, 2016. Excluding the impact of the Lawrence, Kansas system disposition and edge-outs, total subscribers decreased by approximately 12,400 over this period.

        For the year ended December 31, 2017, total HSD RGUs decreased by approximately 14,700 compared to the year ended December 31, 2016. Excluding the impact of the Lawrence, Kansas system disposition and edge-outs, total HSD RGUs decreased by approximately 3,400 over this period.

        For the year ended December 31, 2017, total Video RGUs decreased by approximately 68,800 compared to the year ended December 31, 2016. Excluding the impact of the Lawrence, Kansas system disposition and edge-outs, total Video RGUs decreased by approximately 62,800 over this period.

        For the year ended December 31, 2017, total Telephpny RGUs decreased by approximately 38,200 compared to the year ended December 31, 2016. Excluding the impact of the Lawrence, Kansas system disposition and edge-outs, total Telephony RGUs decreased by approximately 34,500 over this period.

        For the year ended December 31, 2017, total RGUs decreased by approximately 121,700 compared to the year ended December 31, 2016. Excluding the impact of the Lawrence, Kansas system disposition and edge-outs, total RGUs decreased by approximately 100,700 over this period.

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

Financial Statement Presentation

Revenue

        Our operating revenue is primarily derived from monthly charges for HSD, Video, Telephony and other services to residential and business customers, in addition to advertising and other revenues.

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

  •
  Other revenue consists primarily of franchise and other regulatory fees, advertising revenue, installation services and other ancillary customer fees.

        Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our cable systems were 88%, 87% and 89% for the years ended December 31, 2017, 2016 and 2015, respectively. Historically, these customer subscriptions may be discontinued by the customer at any time without penalty. Beginning in March 2016, we began offering one and two year contracts that contain early termination fees upon cancellation prior to the contract terms. The remaining approximately 10% of non-subscription revenue is derived primarily from advertising revenues, franchise and other regulatory fee revenues (which are collected by us but then paid to local authorities), installation fees and commissions related to the sale of merchandise by home shopping services.

Costs and Expenses

        Our expenses primarily consist of operating, selling, general and administrative expenses, depreciation and amortization expense, interest expense and realized and unrealized gain on derivative instruments, net.

        Operating expenses primarily include programming costs, data costs, transport costs and network access fees related to our HSD and Telephony services, cable service related expenses, costs of dark fiber sales, network operations and maintenance services, customer service and call center expenses, bad debt, billing and collection expenses and franchise and other regulatory fees.

        Selling, general and administrative expenses primarily include salaries and benefits of corporate and field management, sales and marketing personnel, human resources and related administrative costs.

        Operating and selling, general and administrative expenses exclude depreciation and amortization expense, which is presented separately in the accompanying consolidated statement of operations.

        Depreciation and amortization expenses include depreciation of our broadband networks and equipment, buildings and leasehold improvements and amortization of other intangible assets with definite lives primarily related to acquisitions.

        Realized and unrealized gain on derivative instruments, net includes adjustments to fair value for the various interest rate swaps and caps we enter on the required portions of our outstanding variable debt.

As we do not use hedge accounting for financial reporting purposes, the adjustment to fair value of our interest rate swaps and caps are recorded to earnings at the end of each reporting period.

        We control our costs of operations by maintaining strict controls on expenditures. More specifically, we are focused on managing our cost structure by improving workforce productivity, increasing the effectiveness of our purchasing activities and maintaining discipline in customer acquisition. We expect programming expenses to continue to increase due to a variety of factors, including increased demands by owners of some broadcast stations for carriage of other services or payments to those broadcasters for retransmission consent and annual increases imposed by programmers with additional selling power as a result of media consolidation. We have not been able to fully pass these increases on to our customers without the loss of customers nor do we expect to be able to do so in the future.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Year Ended December 31,		Change
	2017	2016	$	%
		(in millions)
Revenue	$1,188.1	$1,237.0	$(48.9)	(4)%
Costs and expenses:
Operating (excluding depreciation and amortization)	626.5	668.3	(41.8)	(6)%
Selling, general and administrative	138.5	116.4	22.1	19%
Depreciation and amortization	198.1	207.0	(8.9)	(4)%
Impairment losses on intangibles and goodwill	147.4	—	147.4	100%
Gain on sale of assets	(94.1)	—	(94.1)	(100)%
Management fee to related party	1.0	1.7	(0.7)	*

	1,017.4	993.4	24.0	2%

Income from operations	170.7	243.6	(72.9)	(30)%
Other income (expense):
Interest expense	(151.6)	(211.1)	59.5	28%
Realized and unrealized gain on derivative instruments, net	—	2.3	(2.3)	*
Gain on sale of Lawrence, Kansas system	38.4	—	38.4	*
Loss on early extinguishment of debt	(32.1)	(38.0)	5.9	16%
Other income, net	1.6	2.2	(0.6)	*

Income (loss) before provision for income taxes	27.0	(1.0)	28.0	*
Income tax benefit	132.5	27.3	105.2	*

Net income	$159.5	$26.3	$133.2	*

*
Not meaningful

  Revenue

        Revenue for the year ended December 31, 2017 decreased $48.9 million, or 4%, as compared to revenue for the year ended December 31, 2016, as follows:

	Year Ended December 31,		Change
	2017	2016	$	%
		(in millions)
Residential subscription	$923.0	$966.3	$(43.3)	(4)%
Business services subscription	116.7	109.1	7.6	7%

Total subscription	1,039.7	1,075.4	(35.7)	(3)%
Other business services	39.9	45.6	(5.7)	(13)%
Other	108.5	116.0	(7.5)	(6)%

	$1,188.1	$1,237.0	$(48.9)	(4)%

        Total subscription revenue for the year ended December 31, 2017 declined $35.7 million, or 3%, compared to the year ended December 31, 2016. Of this decline, approximately $68.7 million was attributable to a decrease in the average billable RGUs for the year compared to the year ended December 31, 2016 as we continue to see decreased subscriptions for Video and Telephony services among our customer base. The sale of the Lawrence, Kansas system contributed an additional $39.0 million reduction in subscription revenue. Partially offsetting the decrease was a $56.9 million increase in the ARPU of our customer base, which is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period, which was driven by customer rate increases to offset the rising cost of programming per subscriber. Additionally, we had an overall increase in subscription revenue of $15.1 million attributable to our NuLink acquisition.

        Other business services revenue for the year ended December 31, 2017 decreased $5.7 million, or 13%, compared to the year ended December 31, 2016. The decrease in other business services revenue is primarily due to non-recurring revenue generated by our network construction activities in 2016. Partially offsetting the decrease is an increase in our recurring revenue related to our fiber network.

        The decrease in other revenue of $7.5 million, or 6%, is partially due to decreases in advertising revenue and other regulatory fees, which correlates with the reduction in video subscribers over the same period.

        The following table details subscription revenue by service offering for the years ended December 31, 2017 and December 31, 2016:

	Year Ended December 31,
	2017		2016		Subscription Revenue Change
	Subscription Revenue	Average RGUs(1)	Subscription Revenue	Average RGUs(1)
					$	%
	(in millions)	(in thousands)	(in millions)	(in thousands)
HSD subscription	$408.8	740.0	$373.1	729.9	$35.7	10%
Video subscription	497.1	467.0	547.1	524.4	(50.0)	(9)%
Telephony subscription	133.8	239.0	155.2	277.5	(21.4)	(14)%

	$1,039.7		$1,075.4		$(35.7)	(3)%

(1)
Average subscribers, presented in thousands, is calculated based on reported subscribers and is not adjusted for changes related to the disposition of our Lawrence, Kansas system and acquisition of NuLink.

        HSD subscription revenue increased $35.7 million, or 10%, during the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in HSD subscription revenue is primarily attributable to a $35.8 million increase year over year in HSD ARPU, a $9.7 million increase related to a year over year increase in average HSD RGUs and an increase of $7.3 million in HSD subscription revenue related to our NuLink acquisition. Partially offsetting the overall increase is a $17.1 million decrease related to the disposition of our Lawrence, Kansas system.

        Video subscription revenue decreased $50.0 million, or 9%, during the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease is primarily attributable to a year over year decrease of $58.0 million in Video RGU's and a $17.1 million decrease related to the disposition of our Lawrence, Kansas system. This overall decrease is partially offset by an increase of $19.3 million in Video ARPU and a $5.8 million increase in Video subscription revenue related to our NuLink acquisition.

        Phone subscription revenue decreased $21.4 million, or 14% during the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease is primarily attributable to a $20.4 million decrease year over year in Phone RGU's and $4.8 million decrease related to the disposition of our Lawrence, Kansas system. The overall decrease is partially offset by a $1.7 million increase in year over year phone ARPU and an increase of $2.1 million in Phone subscription revenue related to our NuLink acquisition.

  Operating Expenses (Excluding Depreciation and Amortization)

        Operating expenses (excluding depreciation and amortization) decreased $41.8 million, or 6%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The decrease is primarily due to reductions in Video programming costs and direct Telephony costs that correlate to the decreases in Video and Telephony RGUs, decreased costs related to our fiber network construction activities and overall reduced costs from our disposition of our Lawrence, Kansas system. Partially offsetting the decreases were increased repair and maintenance and non-cash employee stock compensation costs.

  Incremental contribution

        A presentation of incremental contribution, a non-GAAP measure, is included below.

        Incremental contribution is included herein because it is a key metric used by our management to assess the financial performance of the business by showing how the relative relationship of the various components of subscription services contributes to our overall consolidated historical results. Our management believes that it provides useful information to investors in evaluating our financial condition and results of operations because the additional detail illustrates how an incremental dollar of revenue, by particular service type, generates cash, before any unallocated costs are considered, which we believe is a key component of our overall strategy and important for understanding what drives our cash flow position relative to our historical results. We believe that when evaluating our business, investors apply varying degrees of importance to the different types of subscription revenue we generate and providing supplemental detail on these services, as well as third party costs associated with each service, is useful to investors because it allows investors to better evaluate these aspects of our performance. Incremental contribution is defined by WOW as the components of subscription revenue, less costs directly incurred from third parties in connection with the provision of such services to our customers.

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

        The following tables provide the most comparable GAAP measurements (i.e. Income from Operations) for the years ended December 31, 2017 and December 31, 2016:

	Year Ended December 31,
	2017	2016
	(in millions)
Income from operations	$170.7	$243.6

        Incremental contribution for the years ended December 31, 2017 and December 31, 2016 are as follows:

	Year Ended December 31,		Change
	2017	2016	$	%
	(in millions)
HSD subscription revenue	$408.8	$373.1	$35.7	10%
HSD expenses(1)	14.0	14.6	0.6	4%

HSD incremental contribution	$394.8	$358.5	$36.3

	Year Ended December 31,		Change
	2017	2016	$	%
	(in millions)
Video subscription revenue	$497.1	$547.1	$(50.0)	(9)%
Video expenses(2)	337.7	358.4	20.7	6%

Video incremental contribution	$159.4	$188.7	$(29.3)

	Year Ended December 31,		Change
	2017	2016	$	%
	(in millions)
Telephony subscription revenue	$133.8	$155.2	$(21.4)	(14)%
Telephony expenses(3)	11.9	17.0	5.1	30%

Telephony incremental contribution	$121.9	$138.2	$(16.3)

(1)
HSD expenses represent costs incurred from third-party vendors related to maintaining our network and Internet connectivity fees.

(2)
Video expenses represent fees paid to content providers for programming.

(3)
Telephony expenses represent costs incurred from third-party providers for leased circuits, interconnectivity and switching costs.

        The following table provides a reconciliation of incremental contribution to Income from Operations, which is the most directly comparable GAAP measure, for the years ended December 31, 2017 and December 31, 2016:

	December 31,
	2017	2016
	(in millions)
Income from operations	$170.7	$243.6
Revenue (excluding subscription revenue)	(148.4)	(161.6)
Other non-allocated operating expense (excluding depreciation and amortization)(1)	262.9	278.3
Selling, general and administrative(1)	138.5	116.4
Depreciation and amortization(1)	198.1	207.0
Impairment losses on intangibles and goodwill(1)	147.4	—
Gain on sale of assets(1)	(94.1)	—
Management fee to related party(1)	1.0	1.7

	$676.1	$685.4

HSD incremental contribution	394.8	358.5
Video incremental contribution	159.4	188.7
Telephony incremental contribution	121.9	138.2

Total incremental contribution	$676.1	$685.4

(1)
Operating expenses (other than third-party direct expenses excluding depreciation and amortization); selling, general and administrative; depreciation and amortization; impairment losses on intangibles and goodwill; gain on sale of assets; and management fees to related party are not allocated by product or location for either internal or external reporting.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $22.1 million, or 19%, in the year ended December 31, 2017, as compared to the year ended December 31, 2016. The increase is mainly due to higher employee related compensation cost, an increase in telecom taxes, and third party professional fees. Partially offsetting these increases was an overall reduction in expenses related to our Lawrence, Kansas system disposition.

  Depreciation and Amortization Expenses

        Depreciation and amortization expenses decreased $8.9 million, or 4%, in the year ended December 31, 2017, as compared to the year ended December 31, 2016. The decrease is primarily due to certain intangible assets related to our acquisitions becoming fully amortized, the disposition of our Lawrence, Kansas system, and the sale of the Chicago fiber network.

  Impairment Losses on Intangibles and Goodwill

        As a result of the annual impairment test for indefinite-lived intangible assets and goodwill, we recorded a non-cash impairment charge of $14.1 million related to certain franchise operating rights and a $133.3 million non-cash impairment charge of goodwill in certain of our markets. The primary driver of the impairment charges was a decline in the price of our common stock, which reduced the market multiples utilized to determine estimated fair market values of indefinite-lived intangible assets and goodwill in certain reporting units.

  Gain on Sale of Assets

        On December 14, 2017, we sold a portion of our Chicago fiber network to a subsidiary of Verizon for $225.0 million in cash. We recorded a gain on sale of assets of approximately $94.1 million. We also entered into a construction services agreement to complete the build out of the fiber network for $50.0 million.

  Management Fee to Related Party Expenses

        Prior to our IPO, we paid a quarterly management fee of approximately $0.4 million per quarter plus any travel and miscellaneous expenses to Avista. In addition, pursuant to a consulting agreement dated as of December 18, 2015 by and among Parent, Avista and Crestview, Crestview was entitled to 50% of any management fee actually received by Avista. Subsequent to our IPO, we no longer pay any management fee to Avista or Crestview.

  Interest Expense

        Interest expense decreased $59.5 million, or 28%, in the year ended December 31, 2017, as compared to the year ended December 31, 2016. The decrease is primarily due to lower overall debt balances and a lower blended interest rate mainly related to the early extinguishment of the 13.38% Senior Subordinated Notes during the latter part of 2016 and the redemption of the Senior Notes on July 17, 2017.

  Realized and Unrealized Gain on Derivative Instruments, Net

        Realized and unrealized gain on derivative instruments was $nil and $2.3 million, for the years ended December 31, 2017 and 2016, respectively. As we do not use hedge accounting for financial reporting purposes, the adjustments to fair value of our interest rate swaps and caps are recorded to earnings at the end of each reporting period. Our interest rate swap expired on July 1, 2016.

  Loss on Early Extinguishment of Debt

        In connection with our Seventh Amendment and Eighth Amendment to our Credit Agreement related to the refinancing of the revolving credit facility and Term B loans, respectively, we recorded a loss on extinguishment of debt of $7.3 million primarily related to the write-off of deferred issuance costs and third party costs. Additionally, the Company fully redeemed the 10.25% Senior Notes during the year ended December 31, 2017 and recorded a loss on extinguishment of debt of $24.8 million related to the write-off of deferred issuance costs, premium, and prepayment fees.

        In connection with our Sixth Amendment and Fifth Amendment to our Credit Agreement related to the refinancing of our Term B loans, we recorded a loss on extinguishment of debt of $16.8 million during the year ended December 31, 2016, representing the expensing of third-party arranger fees and write-off of unamortized deferred issuance costs. Additionally, on December 18, 2016, September 15, 2016 and July 15, 2016, we made principal payments on our Senior Subordinated Notes and recorded a loss on extinguishment of debt in the amount of $21.2 million, representing early prepayment penalties and write-off of deferred issuance costs.

  Gain on Sale of Lawrence, Kansas System

        On January 12, 2017, we sold our Lawrence, Kansas system to MidCo for net proceeds of approximately $213.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the Agreement. We recorded a gain on sale of assets of $38.4 million, subject to the adjustment as described above. We also entered into a transition services agreement pursuant to which we provided certain services to MidCo on a transitional basis. The transition services agreement, originally expiring on July 1, 2017, was extended to September 28, 2017. Charges for the transition services generally allowed us to fully recover all allowed costs and allocated expenses incurred in connection with providing these services, generally without profit.

  Other Income

        Other income decreased $0.6 million for the year ended December 31, 2017 when compared to the year ended December 31, 2016. During the year ended December 31, 2016, we sold our investment in Tower Cloud Inc. ("Tower Cloud") and recorded a gain on the sale of $2.2 million.

  Income Tax Benefit

        The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Additionally, the impact of changes in the tax rates and laws on deferred taxes, if any, is reflected in the financial statements in the period of enactment.

        The year over year increase in the income tax benefit is primarily attributed to the passing of the Tax Cut and Jobs Act, which was signed by the President on December 22, 2017. The Tax Cut and Jobs Act made significant changes to the tax laws applicable to the Company including a reduction in the corporate tax rate to 21%. Re-measuring the ending balance of the Company's deferred tax assets and deferred tax liabilities as of December 31, 2017 resulted in a $104.6 million deferred tax benefit.

        At December 31, 2017, the Company had available federal net operating loss carryforwards of approximately $649.0 million that expire between 2023 and 2036. The net operation loss carryforward of $649.0 million is subject to an annual utilization limitation under Internal Revenue Code ("IRC") Section 382 due to an ownership change as a result of the IPO (effective May 25, 2017). Section 382 provides limitations on the utilization of NOL carryforwards after an ownership change. We have analyzed the potential Section 382 impacts on our NOL carryforwards and determined that, although $649.0 million of this carryforward is subject to an annual Section 382 limitation, based on the fair market value of WOW at the time of the IPO and WOW's net unrealized built-in gain ("NUBIG") position, the NUBIG has resulted in a significant increase in the Company's annual Section 382 limitation. The NUBIG is determined based on the difference between the fair market value of WOW's assets and WOW's tax basis as of the ownership change date. Because of the existence of the NUBIG, the annual limitation imposed by Section 382 will be significantly increased each year during the five-year period beginning on the date of the Section 382 ownership change (the "recognition period"). The increased annual limitation arising from the NUBIG is available on a cumulative basis during and after the recognition period following the Section 382 ownership change to offset taxable income. Accordingly, the Company expects that the Section 382 limitation relating to the $649.0 million of available net operating loss carryforwards will not result in any significant impacts on the Company's ability to utilize its net operating loss carryforwards to offset future taxable income nor will have significant impact on future operating cash flows. However, future changes in our stock ownership, some of which are outside of our control, could result in an additional ownership change under Section 382. The generation of NOLs subsequent to December 31, 2017 are subject to the Tax Cut and Jobs Act, which removes NOL expirations, but limits utilization against taxable income to 80%.

        The Company also had various state net operating loss carryforwards totaling approximately $717.6 million. Unless utilized, the state carryforwards expire from 2018 to 2036. Of this amount, approximately $674.2 million is subject to an annual limitation due to an ownership change of the Company, as previously noted.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Year Ended December 31,		Change
	2016	2015	$	%
	(in millions)
Revenue	$1,237.0	$1,217.1	$19.9	2%
Costs and expenses:
Operating (excluding depreciation and amortization)	668.3	678.6	(10.3)	(2)%
Selling, general and administrative	116.4	110.6	5.8	5%
Depreciation & amortization	207.0	221.1	(14.1)	(6)%
Management fee to related party	1.7	1.9	(0.2)	(11)%

	993.4	1,012.2	(18.8)	(2)%

Income from operations	243.6	204.9	38.7	19%
Other income (expense):
Interest expense	(211.1)	(226.0)	14.9	7%
Realized and unrealized gain on derivative instruments, net	2.3	5.6	(3.3)	(59)%
Loss on early extinguishment of debt	(38.0)	(22.9)	(15.1)	(66)%
Other income (expense), net	2.2	(0.4)	2.6	*

Loss before provision for income taxes	(1.0)	(38.8)	37.8	97%
Income tax benefit (expense)	27.3	(9.9)	37.2	*

Net income (loss)	$26.3	$(48.7)	$75.0

*
Not meaningful

  Revenue

        Revenue for the year ended December 31, 2016 increased $19.9 million, or 2%, compared to revenue for the year ended December 31, 2015.

	Year Ended December 31,		Change
	2016	2015	$	%
	(in millions)
Residential subscription	$966.3	$987.3	$(21.0)	(2)%
Business services subscription	109.1	99.7	9.4	9%

Total subscription	1,075.4	1,087.0	(11.6)	(1)%
Other business services	45.6	24.0	21.6	90%
Other	116.0	106.1	9.9	9%

	$1,237.0	$1,217.1	$19.9	2%

        Total subscription revenue for the year ended December 31, 2016 declined $11.6 million, or 1%, compared to the year ended December 31, 2015. Of this decline, approximately $102.7 million was attributable to a decrease in the average billable RGUs for the year compared to the year ended December 31, 2015 as we continue to see decreased subscriptions of Video and Telephony services among our customer base. Partially offsetting this decrease was an $84.7 million increase attributable to the increase in the ARPU of our customer base, which is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period, which was driven by customer rate increases to offset the rising cost of programming per subscriber. Additionally, we had an overall increase in subscription revenue of $6.4 million attributable to our NuLink acquisition.

        Other business services revenue for the year ended December 31, 2016 increased $21.6 million, or 90%, compared to the year ended December 31, 2015. The increase in other business services revenue is primarily due to non-recurring revenue generated by our network construction activities and increases in our recurring revenue related to our fiber network.

        The increase in other revenue of $9.9 million, or 9%, is partially due to increases in advertising revenue.

        The following table details subscription revenue and average RGUs, by service offering for the years ended December 31, 2016 and December 31, 2015:

	Year Ended December 31,
	2016		2015		Subscription Revenue Change
	Subscription Revenue	Average RGUs(1)	Subscription Revenue	Average RGUs(1)
					$	%
	(in millions)	(in thousands)	(in millions)	(in thousands)
HSD subscription	$373.1	729.9	$351.9	720.2	$21.2	6%
Video subscription	547.1	524.4	547.4	591.1	(0.3)	*
Telephony subscription	155.2	277.5	187.7	328.1	(32.5)	(17)%

	$1,075.4		$1,087.0		$(11.6)	(1)%

*
Not meaningful.

(1)
Average subscribers is presented in thousands and is calculated based on reported subscribers and is not adjusted for changes related to our acquisition of NuLink. Adjusted for NuLink, average RGUs for the period December 31, 2016 are 723.2, 519.7 and 275.8 for HSD, Video and Telephony, respectively. As of December 31, 2015, adjusted for NuLink, average RGUs are 720.2, 591.1 and 328.1 for HSD, Video and Telephony, respectively.

        HSD subscription revenue increased $21.2 million, or 6%, during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in HSD subscription revenue is primarily attributable to a $16.1 million increase year over year in HSD ARPU, a $1.5 million increase related to a year over year increase in average HSD RGUs and an increase of $3.6 million in HSD subscription revenue related to our NuLink acquisition.

        Video subscription revenue decreased $0.3 million, during the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease is primarily attributable to a year over year decrease of $74.7 million in Video RGUs. This decrease was offset by an increase of $72.0 million in Video ARPU and a $2.4 million increase in Video subscription revenue related to our NuLink acquisition.

        Telephony subscription revenue decreased $32.5 million, or 17%, during the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease is primarily attributable to a $29.4 million decrease year over year in Telephony RGUs and $3.5 million decrease year over year in Telephony ARPU. Partially offsetting these decreases was an increase of $0.4 million in Telephony subscription revenue related to our NuLink acquisition.

  Operating Expenses (Excluding Depreciation and Amortization)

        Operating expenses (excluding depreciation and amortization) decreased $10.3 million, or 2%, for the year ended December 31, 2016, as compared to the year ended December 31, 2015. The decreases are primarily due to decreased Video programming costs that correlate to the decreases in Video

RGUs. As we lose Video RGUs, we no longer incur the programming expenses associated with providing such services to that customer. As a result, programming costs for the year ended December 31, 2016 were $358.4 million, compared to $374.1 million for the year ended December 31, 2015, representing a decrease of $15.7 million, or 4.2%. In addition, we experienced a decrease in our customer bad debt expense when compared to the prior year ended December 31, 2015. Partially offsetting these decreases were increases in employee related costs, the NuLink acquisition and increased costs related to our network construction activities when compared to the prior year ended December 31, 2015. Due to the nature of our construction contracts, we record this expense as a pass-through with the corresponding offset in our other business services revenue.

  Incremental contribution

        A presentation of incremental contribution, a non-GAAP measure, is included below. See the prior presentation of incremental contribution for the year ended December 31, 2017 for an explanation of why we present this metric and the limitations thereof.

        The following tables provide the most comparable GAAP measurements (i.e. Income from Operations) for the period ended December 31, 2016 and December 31, 2015:

	Year Ended December 31,
(in millions)	2016	2015
Income from operations	$243.6	$204.9

        Incremental contribution for the years ended December 31, 2016 and December 31, 2015 are as follows:

	Year Ended December 31,		Change
	2016	2015	$	%
	(in millions)
HSD subscription revenue	$373.1	$351.9	$21.2	6%
HSD expenses(1)	14.6	13.1	1.5	11%

HSD incremental contribution	$358.5	$338.8	$19.7

	Year Ended December 31,		Change
	2016	2015	$	%
	(in millions)
Video subscription revenue	$547.1	$547.4	$(0.3)		*
Video expenses(2)	358.4	374.1	(15.7)	(4)%

Video incremental contribution	$188.7	$173.3	$15.4

	Year Ended December 31,		Change
	2016	2015	$	%
	(in millions)
Telephony subscription revenue	$155.2	$187.7	$(32.5)	(17)%
Telephony expenses(3)	17.0	22.7	(5.7)	(25)%

Telephony incremental contribution	$138.2	$165.0	$(26.8)

*
Not meaningful.

(1)
HSD expenses represent costs incurred from third-party vendors related to maintaining our network and Internet connectivity fees.

(2)
Video expenses represent fees paid to content providers for programming.

(3)
Telephony expenses represent costs incurred from third-party providers for leased circuits, interconnectivity and switching costs.

        The following table provides a reconciliation of incremental contribution to Income from Operations, which is the most directly comparable GAAP measure, for the years ended December 31, 2016 and December 31, 2015:

	December 31,
(in millions)	2016	2015
Income from operations	$243.6	$204.9
Revenue (excluding subscription revenue)	(161.6)	(130.1)
Other non-allocated operating expense (excluding depreciation and amortization)(1)	278.3	268.7
Selling, general and administrative(1)	116.4	110.6
Depreciation and amortization(1)	207.0	221.1
Management fee to related party(1)	1.7	1.9

	$685.4	$677.1

HSD incremental contribution	358.5	338.8
Video incremental contribution	188.7	173.3
Telephony incremental contribution	138.2	165.0

Total incremental contribution	$685.4	$677.1

(1)
Operating expenses (other than third-party direct expenses excluding depreciation and amortization); Selling, general and administrative; depreciation and amortization; and management fees to related party are not allocated by product or location for either internal or external reporting.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $5.8 million, or 5%, in the year ended December 31, 2016, as compared to the year ended December 31, 2015. The increases are primarily due to increases in our sales and marketing efforts and employee related costs, as well as overall costs related to our NuLink acquisition.

  Depreciation and Amortization

        Depreciation and amortization expenses decreased $14.1 million, or 6%, in the year ended December 31, 2016, as compared to the year ended December 31, 2015. The decrease is primarily due to certain intangible assets related to our acquisitions becoming fully amortized and an increase in retirements of fully depreciated assets during the year ended December 31, 2016.

  Management Fee to Related Party

        Prior to our IPO, we paid a quarterly management fee of $0.4 million plus any travel and miscellaneous expenses equally to Avista and Crestview. No management fees were paid to Crestview in 2015.

  Interest Expense

        Interest expense decreased $14.9 million, or 7%, in the year ended December 31, 2016, as compared to the year ended December 31, 2015. The decrease resulted from lower average outstanding debt and lower interest rates in connection with the refinancing of our Term B loans and the retirement of our higher interest rate Senior Subordinated Debt during the year ended December 31, 2016.

  Realized and Unrealized Gain on Derivative Instruments, Net

        Realized and unrealized gain on derivative instruments was $2.3 million and $5.6 million for the years ended December 31, 2016 and 2015, respectively. As we do not use hedge accounting for financial reporting purposes, the adjustments to fair value of our interest rate swaps and caps are recorded to earnings at the end of each reporting period. Our interest rate swap expired on July 1, 2016.

  Loss on Early Extinguishment of Debt

        In connection with our Sixth Amendment and Fifth Amendment to our Credit Agreement related to the refinancing of our Term B loans, we recorded a loss on extinguishment of debt of $16.8 million during the year ended December 31, 2016, representing the expensing of third-party arranger fees and write-off of unamortized deferred issuance costs. Additionally, on December 18, 2016, September 15, 2016 and July 15, 2016, we made principal payments on our Senior Subordinated Notes and recorded a loss on extinguishment of debt in the amount of $21.2 million, representing early prepayment penalties and write-off of deferred issuance costs.

        In connection with our May 21, 2015 Third Amendment refinancing of our Term B loans, we recorded a loss on extinguishment of debt, representing the expensing of prior deferred issuance costs of $22.9 million during the year ended December 31, 2015.

  Other Income (Expense), net

        Other income (expense), net increased $2.6 million for the year ended December 31, 2016 when compared to the same period ended December 31, 2015. During the year ended December 31, 2016, we sold our investment in Tower Cloud and recorded a gain on the sale of $2.2 million. In connection with the sale of our investment in Tower Cloud, we may realize future earn-out consideration over the next three years ranging from zero to $10.7 million, dependent upon Tower Cloud's ability to consummate certain transactions. There can be no assurances, however, that we will realize any of this future earn-out consideration.

  Income Tax Benefit (Expense)

        The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Additionally, the impact of changes in the tax rates and laws on deferred taxes, if any, is reflected in the financial statements in the period of enactment.

        As a result of the Restructuring, WOW Finance became a single member LLC for U.S. federal income tax purposes. The Restructuring is treated as a change in tax status related to WOW Finance, since a single member LLC is required to record current and deferred income taxes reflecting the results of its operations. We do not anticipate that the Restructuring will have any significant impact on future operating cash flows, however, as WOW has NOL carryforwards that would significantly reduce any required prospective tax payments.

        The Company reported a total income tax benefit of $27.3 million during the fiscal year ended December 31, 2016. The change in WOW Finance's tax status related to the Restructuring resulted in a deferred tax expense of $57.7 million during the fiscal year ended December 31, 2016. The $57.7 million consisted of $138.9 million in additional deferred tax liabilities that were required as a result of the change in tax status, $14.1 million in additional deferred tax liabilities that were recorded due to state income tax rate impacts and a deferred tax benefit of $95.3 million related to the removal of existing deferred tax liabilities attributable to the Company's investment in C corporation subsidiaries. In addition, as a result of the WOW Finance's change in tax status, the Company recorded a deferred tax benefit of $103.6 million due to a reversal of a portion of its existing valuation allowance.

        At December 31, 2016, the Company had available federal NOL carryforwards of approximately $833.8 million that expire between 2023 and 2036. Approximately $146.0 million of this NOL carryforward is subject to an annual utilization limitation under Section 382 due to one or more changes in ownership of Knology as of the date of the Company's acquisition of Knology in 2012. The Company has analyzed the potential Section 382 limitation on its NOL carryforwards and determined that, although $146.0 million of this carryforward relating to Knology is subject to an annual Section 382 limitation, based on the fair market value of Knology at the time of the Company's acquisition of Knology and Knology's NUBIG position, the NUBIG has resulted in a significant increase in the Company's annual Section 382 limitation. The NUBIG is determined based on the difference between the fair market value of Knology's assets and the tax basis of Knology's assets as of the ownership change date. Because of the existence of the NUBIG, the annual limitation imposed by Section 382 was significantly increased each year during the five-year period beginning on the date of the Section 382 ownership change (the "recognition period"). The increased annual limitation arising from the NUBIG is available on a cumulative basis during and after the recognition period following the Section 382 ownership change to offset taxable income. Accordingly, the Company expects that the Section 382 limitation relating to the $146.0 million of available NOL carryforwards will not result in any significant impacts on the Company's ability to utilize its NOL carryforwards to offset future taxable income nor will have significant impact on future operating cash flows.

        The Company also had various state NOL carryforwards totaling approximately $646.4 million. Unless utilized, the state carryforwards expire from 2018 to 2036. Of this amount, approximately $166.3 million is subject to an annual limitation due to an ownership change of the Company, as previously noted.

Liquidity and Capital Resources

        At December 31, 2017, we had $165.2 million in current assets, including $69.4 million in cash and cash equivalents and $191.4 million in current liabilities. Our outstanding consolidated debt and capital lease obligations aggregated $2,251.2 million, of which $24.0 million is classified as current in our consolidated balance sheet.

        On December 14, 2017, we completed our asset purchase agreement with a subsidiary of Verizon and entered into a new agreement pursuant to which we will complete the build-out of the network in exchange for approximately $50.0 million. The $50.0 million will be payable as such network elements are completed. In conjunction with the closing of the asset purchase agreement, we received cash proceeds of $221.6 million, net of transaction costs and inclusive of cash received for accepted sites related to the build out of the network. We have spent approximately $11.4 million on the build out of the network as of December 31, 2017

        On December 14, 2017, our Board of Directors authorized us to repurchase up to $50.0 million of our common stock. As of March 9, 2018, we purchased 4.0 million shares of our common stock for approximately $41.4 million. We had remaining board authority to purchase an additional $8.6 million of our common stock.

        On July 17, 2017, we entered into the Eighth Amendment to the credit agreement and increased our Term B loan aggregate principal amount by $230.5 million. In addition, we increased the borrowing capacity of the revolving credit commitments by an aggregate principal amount of $100.0 million.

        On May 25, 2017, we consummated our IPO and received $334.1 million, net of costs associated with this offering.

        On March 20, 2017, we redeemed approximately $95.1 million in aggregate principal amount of Senior Notes using cash on hand. Following such redemption, $729.9 million in aggregate principal amount of Senior Notes remained outstanding. On July 17, 2017, we fully redeemed the Senior Notes utilizing the proceeds of the new Term B loans, borrowings of $180.0 million under our revolving credit facility, proceeds from our IPO and cash on hand.

        On January 12, 2017, we consummated the divestiture of substantially all of the operating assets of our Lawrence, Kansas system to MidCo. In connection with the closing of this transaction, we received $213.0 million in net cash consideration representing gross proceeds.

        On December 18, 2015, under a purchase agreement entered into by the Company's former Parent, Avista and Crestview (the "Crestview Purchase Agreement"), Crestview's funds purchased units held by Avista and other unit holders, and made a $125.0 million primary investment in newly-issued units of the Company's former parent. On April 29, 2016, funds managed by Avista and Crestview made an additional $40.0 million investment in newly-issued membership units in our former Parent. As of December 31, 2017, the $143.3 million of proceeds from the funds' investment of Avista and Crestview, net of transaction costs have been contributed to us.

        We are required to prepay principal amounts under our Senior Secured Credit Facilities credit agreement if we generate excess cash flow, as defined in the credit agreement. As of December 31, 2017, we had borrowing capacity of $292.1 million under our Revolving Credit Facility and were in compliance with all our debt covenants. Accordingly, we believe that we have sufficient resources to fund our obligations and anticipated liquidity requirements in the foreseeable future.

Historical Operating, Investing, and Financing Activities

Operating Activities

        Net cash provided by operating activities increased $4.3 million from $191.2 million for the year ended December 31, 2016 to $195.5 million for the year ended December 31, 2017. The increase is primarily due to changes in our operating assets and liabilities offset by the timing of our interest payments from quarterly during the year ended December 31, 2016 to monthly during the year ended December 31, 2017.

        Net cash provided by operating activities decreased $17.0 million from $208.2 million for the year ended December 31, 2015 to $191.2 million for the year ended December 31, 2016. The decrease is primarily due to cash payments associated with fees for the early extinguishment of debt related to our refinancing activities for the year ended December 31, 2016 compared to the year ended December 31, 2015. Partially offsetting this decrease was an increase in operating income for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Investing Activities

        Net cash provided by (used in) investing activities increased $455.9 million from $321.4 million cash used in investing activities for the year ended December 31, 2016 to $134.5 million cash provided by investing activities for the year ended December 31, 2017. The increase is primarily attributable to the sale of our Lawrence, Kansas system and the sale of a portion of our Chicago fiber assets. Partially offsetting these increases was an increase in our capital expenditures during the year ended December 31, 2017 and the purchase of NuLink during the year ended December 31, 2016.

        Net cash used in investing activities increased $88.9 million from $232.5 million for the year ended December 31, 2015 to $321.4 million for the year ended December 31, 2016. The increase is primarily due to our NuLink acquisition of $54.3 million. Capital expenditures were $287.5 million and $231.9 million for the years ended December 31, 2016 and 2015, respectively. The increase in capital expenditures is primarily due to our build out of our fiber network in our Midwest region and the resumption of our edge-out strategy. Partially offsetting these cash uses was a one-time sale of our investment in Tower Cloud Inc. of $17.7 million.

        Capital expenditures will continue to be driven primarily by customer demand for our services. In the event we may have higher-than-expected customer demand for our services, this would result in higher revenue and income from operations, but such increased demand could also increase our projected capital expenditures.

        We have ongoing capital expenditure requirements related to the maintenance, expansion and technological upgrades of our cable network. Capital expenditures are funded primarily through a combination of cash on hand and cash flow from operations. Our capital expenditures were $301.3 million and $287.5 million for years ended December 31, 2017 and December 31, 2016, respectively. The $13.8 million increase from the year ended December 31, 2017 to the year ended December 31, 2016 is primarily due to the increase in investment for edge-out network expansion.

        The following table sets forth additional information regarding our capital expenditures for the periods presented:

	December 31,
	2017	2016	2015
	(in millions)
Capital Expenditures
Customer premise equipment(1)	$107.4	$98.8	$93.8
Scalable infrastructure(2)	39.0	37.5	37.2
Line extensions(3)	104.7	102.2	63.3
Upgrade / rebuild(4)	0.6	0.9	5.9
Support capital(5)	49.6	48.1	31.7

Total	$301.3	$287.5	$231.9

Capital expenditures included in total related to:
Edge-outs(6)	$45.8	$30.6	$1.9
Business services(7)	$70.7	$76.9	$66.6

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

Financing Activities

        Net cash provided by (used in) financing activities decreased $385.8 million from $94.4 million provided by financing activities for the year ended December 31, 2016 to $291.4 million used in financing activities for the year ended December 31, 2017. The decrease for the year ended December 31, 2017 is primarily due to the $825.0 million redemption of the Senior Notes. Partially offsetting this decrease was proceeds from our IPO during the year ended December 31, 2017.

        Net cash provided by (used in) financing activities increased $267.4 million from $173.0 million used in financing activities for the year ended December 31, 2015 to $94.4 million provided by financing activities for the year ended December 31, 2016. The increase for the year ended December 31, 2016 is primarily due to the additional $240.0 million of proceeds from the refinancing of our Term B loans plus a contribution from the Parent of $123.0 million. Adding to this increase was a pay down of $150.0 million on our Term B-1 loans during the year ended December 31, 2015. Partially offsetting these increases were additional payments and redemptions of approximately $295.0 million on our Senior Subordinated Notes during the year ended December 31, 2016.

Contractual Obligations

        We have obligations to make future payments for goods and services under certain contractual arrangements. These contractual obligations secure the future rights to various assets and services to be used in the normal course of our operations. In accordance with applicable accounting rules, the future rights and obligations pertaining to firm commitments, such as operating lease obligations and certain purchase obligations under contracts, are not reflected as assets or liabilities in the accompanying consolidated balance sheet. The long term debt obligations are our principal payments on cash debt service obligations. Capital lease obligations are future lease payments on certain video equipment and vehicles. Operating lease obligations are the future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2017.

        The following table summarizes certain of our obligations as of December 31, 2017 and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payment due by period
	Total	2018	2019 - 2020	2021 - 2022	Thereafter
Long term debt obligations(1)	$2,274.3	$22.8	$45.6	$45.6	$2,160.3
Capital lease obligations	2.8	1.3	1.5	—	—
Operating lease obligations(2)	24.1	7.9	8.4	5.2	2.6

Total	$2,301.2	$32.0	$55.5	$50.8	$2,162.9

(1)
Interest payments associated with our variable-rate debt have not been included in the table. Assuming that our $2,274.3 million of variable-rate Senior Secured Credit Facilities as of December 31, 2017 is held to maturity, and utilizing interest rates in effect at December 31, 2017, our annual interest payments (including commitment fees and letter of credit fees) on variable rate Senior Secured Credit Facilities as of December 31, 2017 is anticipated to be approximately $119.1 million for fiscal year 2018, $255.6 million for fiscal years 2019-2020, $252.6 million for fiscal years 2021-2022 and $84.0 million thereafter. The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of December 31, 2017.

(2)
In addition to the above operating lease obligations, we also rent utility poles used in our operations. Generally, pole rentals are cancellable on short notice, but we anticipate that such rentals will recur. Rent expense for pole rental attachments was approximately $7.3 million, $6.7 million and $8.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

New Accounting Pronouncements

        See Part II-Item 8 Financial Statements and Supplementary Data, Note 2, "Recent Accounting Pronouncements" for a description of new accounting pronouncements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of December 31, 2017, borrowings under our Term B Loans and Revolving Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate (which is subject to a minimum rate of 1.00% for Term B Loans) or an ABR (which is subject to a minimum rate of 1.00% for Term B Loans), plus the applicable margin. The applicable margins for the Term B Loans is 3.25% for adjusted LIBOR loans and 2.25% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility is 3.00% for adjusted LIBOR loans and 2.00% for ABR loans. A hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of December 31, 2017) would result in an annual interest expense change of up to approximately $22.7 million on our Senior Secured Credit Facility.

Item 8.    Financial Statements and Supplementary Data

        Our consolidated and combined consolidated financial statements, the related notes thereto and the report of our independent registered public accounting firm are included in this Annual Report beginning on page F-1.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U. S. Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the "Certifying Officers"), as appropriate, to allow for timely decisions regarding required disclosure.

        In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision- making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

        As of December 31, 2017, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2017.

Initial Management's Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 is incorporated by reference to the Proxy Statement.

Item 11.    Executive Compensation

        The information required by Item 11 is incorporated by reference to the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 is incorporated by reference to the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Manager Independence

        The information required by Item 13 is incorporated by reference to the Proxy Statement.

Item 14.    Principal Accounting Fees and Services

        The information required by Item 14 is incorporated by reference to the Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  Financial Statements/Schedule

        All schedules have been omitted because they are not applicable or not required or the required information is included in the financial statements or notes thereto, which are incorporated herein by reference.

  (b)
  Exhibits

        A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index which immediately precedes such exhibits and is incorporated herein by reference.

Item 16.    Form 10-K Summary

        None.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
WideOpenWest, Inc.
Englewood, Colorado

Opinion on the Consolidated and Combined Consolidated Financial Statements

        We have audited the accompanying consolidated balance sheets of WideOpenWest, Inc. (the "Company") and subsidiaries and affiliates as of December 31, 2017 and 2016, the related consolidated and combined consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated and combined consolidated financial statements"). In our opinion, the consolidated and combined consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries and affiliates at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

        These consolidated and combined consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated and combined consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

        Our audits included performing procedures to assess the risks of material misstatement of the consolidated and combined consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated and combined consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated and combined consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2012.

Atlanta, Georgia
March 14, 2018

WideOpenWest, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2017	2016
	(in millions)
Assets
Current assets
Cash and cash equivalents	$69.4	$30.8
Accounts receivable—trade, net of allowance for doubtful accounts of $5.8 and $9.4, respectively	81.5	87.2
Accounts receivable—other	2.1	0.2
Prepaid expenses and other	12.2	11.3

Total current assets	165.2	129.5
Plant, property and equipment, net	924.7	995.1
Franchise operating rights	952.4	1,066.6
Goodwill	384.1	568.0
Intangible assets subject to amortization, net	5.5	7.6
Investments	—	0.9
Other noncurrent assets	9.7	3.1

Total assets	$2,441.6	$2,770.8

Liabilities and stockholders' deficit
Current liabilities
Accounts payable—trade	$26.1	$21.0
Accrued interest	3.6	47.3
Accrued liabilities and other	94.5	109.8
Current portion of debt and capital lease obligations	24.0	22.7
Current portion of unearned service revenue	43.2	50.2

Total current liabilities	191.4	251.0
Long term debt and capital lease obligations—less current portion and debt issuance costs	2,227.2	2,848.5
Deferred income taxes, net	220.4	370.2
Unearned service revenue	0.8	14.5
Other noncurrent liabilities	6.2	4.6

Total liabilities	2,646.0	3,488.8

Commitments and contingencies
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 88,887,915 and 66,498,762 issued as of December 31, 2017 and 2016 respectively; 88,426,742 and 66,498,762 outstanding as of December 31, 2017 and 2016, respectively	0.9	0.7
Additional paid-in capital (deficit)	299.9	(58.8)
Accumulated deficit	(500.4)	(659.9)
Treasury stock at cost, 461,173 shares as of December 31, 2017	(4.8)	—

Total stockholder's deficit	(204.4)	(718.0)

Total liabilities and stockholders' deficit	$2,441.6	$2,770.8

The accompanying notes are an integral part of these consolidated and combined consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries

Statements of Operations

	Year Ended December 31,
		2016	2015
	2017
		Combined Consolidated	Combined Consolidated
	Consolidated
	(in millions, except per share amounts)
Revenue	$1,188.1	$1,237.0	$1,217.1

Costs and expenses:
Operating (excluding depreciation and amortization)	626.5	668.3	678.6
Selling, general and administrative	138.5	116.4	110.6
Depreciation and amortization	198.1	207.0	221.1
Impairment losses on intangibles and goodwill	147.4	—	—
Gain on sale of assets	(94.1)	—	—
Management fee to related party	1.0	1.7	1.9

	1,017.4	993.4	1,012.2

Income from operations	170.7	243.6	204.9
Other income (expense):
Interest expense	(151.6)	(211.1)	(226.0)
Realized and unrealized gain on derivative instruments	—	2.3	5.6
Gain on sale of Lawrence, Kansas system	38.4	—	—
Loss on early extinguishment of debt	(32.1)	(38.0)	(22.9)
Other income (expense), net	1.6	2.2	(0.4)

Income (loss) before provision for income tax	27.0	(1.0)	(38.8)
Income tax benefit (expense), net	132.5	27.3	(9.9)

Net income (loss)	$159.5	$26.3	$(48.7)

Basic and diluted earnings (loss) per common shares
Basic	$2.03	$0.40	$(0.76)
Diluted	$2.02	$0.40	$(0.76)
Weighted-average common shares outstanding
Basic	78,778,640	65,837,555	63,717,617
Diluted	78,915,946	65,864,203	63,717,617

The accompanying notes are an integral part of these consolidated and combined consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries

Consolidated and Combined Consolidated Statements of Changes in Stockholders' Deficit

	Common Stock	Common Stock Affiliate Corp.	Common Stock Par Value	Management Units Class C(3)	Management Units Class D(3)	Treasury Stock at Cost	Additional Paid-in Capital (Deficit)	Accumulated Deficit	Total Stockholder's Deficit
	(in millions, except per share data)
Balances at January 1, 2015	66,498,762	5,000	$0.7	410,143	—	$—	$(179.4)	$(637.5)	$(816.2)
Management unit grants repurchases, net	—	—	—	(20,748)	—	—	(0.4)	—	(0.4)
Management units converted to common stock	—	—	—	(275,309)	—	—	—	—	—
Cancelled unvested units	—	—	—	(114,086)	—	—	—	—	—
Merger of Affiliate corporations	—	(1,000)	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	(0.7)	—	(0.7)
Net loss	—	—	—	—	—	—	—	(48.7)	(48.7)

Balances at December 31, 2015	66,498,762	4,000	$0.7	—	—	$—	$(180.5)	$(686.2)	$(866.0)
Contribution from Parent(1)	—	—	—	—	—	—	123.0	—	123.0
Management units granted, net	—	—	—	—	201,696	—	—	—	—
Distribution to Parent	—	—	—	—	—	—	(2.2)	—	(2.2)
Non-cash compensation expense	—	—	—	—	—	—	1.1	—	1.1
Merger of Affiliate corporations	—	(4,000)	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	(0.2)	—	(0.2)
Net income	—	—	—	—	—	—	—	26.3	26.3

Balances at December 31, 2016	66,498,762	—	$0.7	—	201,696	$—	$(58.8)	$(659.9)	$(718.0)
Repurchase of old management units	—	—	—	—	—	—	(8.8)	—	(8.8)
Cancellation of management D units	—	—	—	—	(201,696)	—	—	—	—
Proceeds from issuance of common stock, net of issuance costs	20,970,589	—	0.2	—	—	—	333.9	—	334.1
Contribution from Parent	—	—	—	—	—	—	20.3	—	20.3
Non-cash compensation expense	—	—	—	—	—	—	13.4	—	13.4
Issuance of restricted stock	1,418,564	—	—	—	—	—	—	—	—
Purchase of shares	(461,173)	—	—	—	—	(4.8)	—	—	(4.8)
Other	—	—	—	—	—	—	(0.1)	—	(0.1)
Net income	—	—	—	—	—	—	—	159.5	159.5

Balances at December 31, 2017(2)	88,426,742	—	$0.9	—	—	$(4.8)	$299.9	$(500.4)	$(204.4)

(1)
On January 12, 2016, June 29, 2016 and December 13, 2016, Parent contributed $25.0 million, $25.0 million and $73.0 million, respectively.

(2)
Included in outstanding shares as of December 31, 2017 are 1,914,570 non-vested shares of restricted stock awards granted to employees and directors.

(3)
See note 18.

The accompanying notes are an integral part of these consolidated and combined consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries

Statements of Cash Flows

	Year Ended December 31,
		2016	2015
	2017
		Combined Consolidated	Combined Consolidated
	Consolidated
	(in millions)
Cash flows from operating activities:
Net income (loss)	$159.5	$26.3	$(48.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	198.1	207.0	221.1
Realized and unrealized gain on derivative instruments	—	(2.3)	(5.6)
Deferred income taxes	(149.8)	(36.3)	4.4
Provision for doubtful accounts	19.7	21.4	24.9
Gain on sale of Lawrence, Kansas system	(38.4)	—	—
Gain on sale of Chicago fiber assets	(94.1)	—	—
Amortization of debt issuance costs and premium, net	5.0	7.6	12.3
Gain on sale of investment	—	(2.2)	—
Loss on early extinguishment of debt	7.1	7.4	22.9
Impairment losses on intangibles and goodwill	147.4	—	—
Non-cash compensation	13.4	1.1	—
Other non-cash items	0.2	(0.2)	(0.6)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Receivables and other operating assets	(27.0)	(12.6)	(26.3)
Payables and accruals	(45.6)	(26.0)	3.8

Net cash provided by operating activities	$195.5	$191.2	$208.2

Cash flows from investing activities:
Capital expenditures	$(301.3)	$(287.5)	$(231.9)
NuLink asset purchase	—	(54.3)	—
Sale of Lawrence, Kansas system	213.0	—	—
Sale of Chicago fiber assets	221.6	—	—
Sale of investment	—	17.7	—
Other investing activities	1.2	2.7	(0.6)

Net cash provided by (used in) investing activities	$134.5	$(321.4)	$(232.5)

Cash flows from financing activities:
Proceeds from issuance of debt	$2,454.3	$2,505.1	$1,410.4
Payments on debt and capital lease obligations	(3,082.2)	(2,529.6)	(1,581.6)
Proceeds from issuance of common stock, net of issuance costs	334.1	—	—
Distribution to Parent	—	(2.2)	—
Contribution from Parent	20.3	123.0	—
Payment of debt issuance costs	(3.7)	(1.8)	(0.4)
Repurchase of management units	(8.8)	—	(0.4)
Purchase of shares	(4.8)	—	—
Other	(0.6)	(0.1)	(1.0)

Net cash provided by (used in) financing activities	$(291.4)	$94.4	$(173.0)

Increase (decrease) in cash and cash equivalents	38.6	(35.8)	(197.3)
Cash and cash equivalents, beginning of period	30.8	66.6	263.9

Cash and cash equivalents, end of period	$69.4	$30.8	$66.6

Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$190.3	$222.6	$215.3

Cash paid during the periods for income taxes	$6.5	$8.1	$5.0

Non-cash financing activities:
Capital expenditure accounts payable and accruals	$11.0	$23.6	$12.5

Assets acquired under capital lease obligations	$—	$—	$0.1

The accompanying notes are an integral part of these consolidated and combined consolidated financial statements

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated and Combined Consolidated Financial Statements

1. Organization

        WideOpenWest, Inc. ("WOW" or the "Company") was organized in Delaware in July 2012 as WideOpenWest Kite, Inc. WideOpenWest Kite, Inc. subsequently changed its name to WideOpenWest, Inc. in March 2017. On April 1, 2016, the Company consummated a restructuring ("Restructuring") whereby WideOpenWest Finance, LLC ("WOW Finance") became a wholly owned subsidiary of WOW. Previously, WOW Finance was owned by WOW, WideOpenWest Illinois, Inc., WideOpenWest Ohio, Inc. and Sigecom, Inc. (collectively, the "Members", or WOW and "Affiliates"). Prior to the Restructuring, the Members were wholly owned subsidiaries of Racecar Acquisition, LLC ("Racecar Acquisition").

        As a result of the Restructuring, the Affiliates merged with and into WOW, WOW became the sole subsidiary of Racecar Acquisition and WOW Finance became a wholly owned subsidiary of WOW.

        On May 25, 2017, the Company completed an initial public offering ("IPO") of shares of its common stock, which are listed on the New York Stock Exchange ("NYSE") under the ticker symbol "WOW". Prior to its IPO, WOW was wholly owned by Racecar Acquisition, which is a wholly owned subsidiary of WideOpenWest Holdings, LLC ("Parent"). Subsequent to the IPO, Racecar Acquisition and former Parent do not own any shares in the Company as a result of a distribution of shares to their respective owners. In the following context, the terms we, us, WOW, or the Company may refer, as the context requires, to WOW or, collectively, WOW and its subsidiaries.

        The Company is a fully integrated provider of high-speed data ("HSD"), cable television ("Video"), and digital telephony ("Telephony") services. The Company serves customers in nineteen Midwestern and Southeastern markets in the United States. The Company manages and operates its Midwestern broadband cable systems in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana and Baltimore, Maryland. The Southeastern systems are located in Augusta, Columbus, Newnan and West Point, Georgia; Charleston, South Carolina; Dothan, Auburn, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

        Prior to the Restructuring, the Members were all under common control. For periods prior to Restructuring, the financial statements and notes to financial statements presented herein include the consolidated accounts of WOW and its subsidiaries and the combined accounts of its Affiliates and for periods subsequent to the Restructuring, the financial statements and notes to financial statements presented herein include the consolidated accounts of WOW and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation and combination. As a result, the combined consolidated financial statements of WOW reflect all transactions of the wholly owned subsidiaries of the former Parent and Racecar Acquisition. The Company operates as one operating segment.

        Certain employees of WOW participated in equity plans administered by the Company's former Parent. As the management units from the equity plan were issued from the former Parent's ownership structure, the management units' value directly correlated to the results of WOW, as the primary asset of the former Parent's investment in WOW. The management units for the equity plan have been "pushed down" to the Company, as the management units had been utilized as equity-based

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated and Combined Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

compensation for WOW management. Immediately prior to the Company's IPO, these management units were cancelled.

Ownership

        Prior to the Company's IPO the former Parent's primary asset was its investment in WOW, the former Parent's ownership structure related to its ultimate ownership of WOW and consisting of various classes of common units that have been "pushed down" to the Company.

Earnings or Loss per Share

        Basic earnings or loss per share attributable to the Company's common shareholders is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share attributable to common shareholders presents the dilutive effect, if any, on a per share basis of potential common shares (such as restricted stock awards) as if they had been vested or converted during the periods presented. No such items were included in the computation of diluted loss per share for the year ended December 31, 2015 because the Company incurred a net loss in this period and the effect of inclusion would have been anti-dilutive. All of the shares outstanding and per share amounts have been retroactively adjusted to reflect the stock-split in the accompanying consolidated and combined consolidated financial statements.

	For the Year Ended December 31,
Computation of Income per Share	2017	2016	2015
	(in millions, except for per share data)
Net income (loss)	$159.5	$26.3	$(48.7)
Basic weighted-average shares	78,778,640	65,837,555	63,717,617
Effect of dilutive securities:
Restricted stock awards	137,306	26,648	—

Diluted weighted-average shares	78,915,946	65,864,203	63,717,617

Basic net income (loss) per share	$2.03	$0.40	$(0.76)

Diluted net income (loss) per share	$2.02	$0.40	$(0.76)

Use of Estimates

        The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These accounting principles require management to make assumptions and estimates that affect the reported amounts and disclosures of assets and liabilities, derivative financial instruments and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts and disclosures of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, due to the inherent uncertainties in making estimates, actual results could differ from those estimates.

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated and Combined Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

        Cash equivalents represent short-term investments consisting of money market funds that are carried at cost, which approximates fair value. The Company considers all short-term investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Bad Debt

        Bad debt expense and the allowance for doubtful accounts are based on historical trends. The Company's policy to reserve for potential bad debts is based on the aging of the individual receivables. The Company manages credit risk by disconnecting services to customers who are delinquent, generally after sixty days of delinquency. The individual receivables are written-off after all reasonable efforts to collect the funds have been made. Actual write-offs may differ from the amounts reserved.

        The change in the allowance for doubtful accounts consists of the following for the years ended December 31, (in millions):

	2017	2016
Balance at beginning of year	$9.4	$6.6
Provision charged to expense	19.7	21.4
Accounts written off	(25.0)	(20.8)
Change in unreturned equipment reserves	(2.0)	1.6
Other	3.7	0.6

Balance at end of year	$5.8	$9.4

Plant, Property and Equipment

        Plant, property and equipment are recorded at cost and include costs associated with the construction of cable transmission and distribution facilities and new service installations at the customer location. Capitalized costs include materials, labor, and certain indirect costs attributable to the capitalization activity. Maintenance and repairs are expensed as incurred. Upon sale or retirement of an asset, the cost and related depreciation are removed from the related accounts and resulting gains or losses are reflected in operating results. The Company makes judgments regarding the installation and construction activities to be capitalized. The Company capitalizes direct labor associated with capitalizable activities and indirect costs using standards developed from operational data, including the proportionate time to perform a new installation relative to the total installation activities and an evaluation of the nature of the indirect costs incurred to support capitalizable activities. Judgment is required to determine the extent to which indirect costs incurred related to capitalizable activities. Indirect costs include (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs of installation and construction vehicle costs, (iii) the direct variable costs of support personnel directly involved in assisting with installation activities, such as dispatchers and (iv) other indirect costs directly attributable to capitalizable activities.

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated and Combined Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Plant, property and equipment are depreciated over the estimated useful life upon being placed into service. Depreciation of plant, property and equipment is provided on a straight-line method, over the following estimated useful lives:

Asset Category	Estimated Useful Lives (Years)
Office and technical equipment	3 - 10
Computer equipment and software	3
Customer premise equipment	5
Vehicles	5
Headend equipment	7
Distribution facilities	10
Building and leasehold improvements	5 - 20

        Leasehold improvements are depreciated over the shorter of the estimated useful lives or lease terms.

Intangible Assets and Goodwill

        Intangible assets consist primarily of acquired franchise operating rights, franchise related customer relationships and goodwill. Franchise operating rights represent the value attributable to agreements with local franchising authorities, which allow access to homes in the public right of way. The Company's franchise operating rights were acquired through business combinations. The Company does not amortize franchise operating rights as it has determined that they have an indefinite life. Costs incurred in negotiating and renewing franchise operating agreements are expensed as incurred. Franchise related customer relationships represent the value to the Company of the benefit of acquiring the existing cable subscriber base and are amortized over the estimated life of the subscriber base (four years) on a straight-line basis, which is shorter than the economic useful life, which approximates an accelerated method. Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired in business combinations.

Asset Impairments

  Long-lived Assets

        The Company evaluates the recoverability of its long-lived assets whenever events or substantive changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is based on the undiscounted cash flows generated by the underlying asset groups, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows were less than the carrying amount of the asset group, the Company would recognize an impairment charge to the extent the carrying amount of the asset group exceeds its estimated fair value. The Company had no triggering events or impairment of its long-lived assets in any of the periods presented.

  Franchise Operating Rights

        The Company evaluates the recoverability of its franchise operating rights at least annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated and Combined Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

the assets might be impaired. The Company evaluates the franchise operating rights for impairment by comparing the carrying value of the intangible asset to its estimated fair value utilizing both quantitative and qualitative methods. Any excess of the carrying value over the fair value would be expensed as an impairment loss.

        The Company calculates the fair value of franchise operating rights using the multi-period excess earnings method, an income approach, which calculates the value of an intangible asset by discounting its future cash flows. The fair value is determined based on estimated discrete discounted future cash flows attributable to each franchise operating right intangible asset using assumptions consistent with internal forecasts. Assumptions key in estimating fair value under this method include, but are not limited to, revenue and subscriber growth rates (less anticipated customer churn), operating expenditures, capital expenditures (including any build out), market share achieved, contributory asset charge rates, tax rates and discount rate. The discount rate used in the model represents a weighted average cost of capital and the perceived risk associated with an intangible asset such as franchise operating rights. See Note 7—Franchise Operating Rights & Goodwill for discussion of impairment charges recognized for the year ended December 31, 2017.

  Goodwill

        The Company assesses the recoverability of its goodwill at least annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that the asset might be impaired. The Company may first choose to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. The Company may also choose to by-pass this assessment and proceed directly to the first step of the goodwill impairment test.

        In the first step of assessing goodwill for impairment, the Company assesses the recoverability for each reporting unit, which are represented by geographical operations of cable systems managed by the Company. The Company utilizes a discounted cash flow analysis to estimate the fair value of each reporting unit and compares such value to the carrying amount of the reporting unit. Any excess of the carrying value of goodwill over the estimated fair value of goodwill would be expensed as an impairment loss.

        Significant judgment by management is required to determine estimates and assumptions used in the valuation of plant, property and equipment, intangible assets and goodwill. See Note 7—Franchise Operating Rights & Goodwill for discussion of impairment charges recognized for the year ended December 31, 2017.

Debt Issuance Costs

        Debt issuance costs incurred by the Company are capitalized and are amortized over the life of the related debt using the effective interest rate method and are included with long-term debt in the accompanying consolidated balance sheets.

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated and Combined Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Other Noncurrent Assets

        Other noncurrent assets are comprised primarily of long-term prepaid software costs, prepaid franchise fees, and prepaid site leases. All prepaids are recognized as operating expenses and selling general and administrative expense over the period of usage.

Fair Value of Financial Instruments

        Carrying amounts reported in the consolidated balance sheets for cash and cash equivalents are carried at fair value. The carrying amounts reported in the consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to their short term maturities. The fair value of long-term debt is based on the debt's variable rate of interest and the Company's own credit risk and risk of nonperformance, as required by the authoritative guidance.

        Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of trade receivables and cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions. The Company does not enter into master netting arrangements. The Company periodically assesses the creditworthiness of the institutions with which it invests. The Company does, however, maintain invested balances in excess of federally insured limits.

Programming Costs and Deferred Credits

        Programming is acquired for distribution to subscribers, generally pursuant to multi-year license agreements, with rates typically based on the number of subscribers that receive the programming. These programming costs are included in operating expenses in the month the programming is distributed.

        Deferred credits consist primarily of incentives received or receivable from cable networks for license of their programming. These incentive payments are deferred and recognized over the term of the related programming agreements as a reduction to programming costs in operating expenses.

Asset Retirement Obligations

        The Company accounts for its asset retirement obligations in accordance with the authoritative guidance which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value of the liability can be reasonably estimated.

        Certain of the Company's franchise agreements and leases contain provisions requiring the Company to restore facilities or remove equipment in the event that the franchise or lease agreement is not renewed. The Company expects to continually renew its franchise agreements. Accordingly, the possibility is remote that the Company would be required to incur significant restoration or removal costs related to these franchise agreements in the foreseeable future. An estimated liability, which could be significant, would be recorded in the unlikely event a franchise agreement containing such a provision were no longer expected to be renewed.

        An estimate of the obligations related to the removal provisions contained in the Company's lease agreements has been made and recorded in the consolidated and combined consolidated financial statements; however, the amount is not material.

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated and Combined Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Revenue Recognition

        Charges for HSD, Video and Telephony services are billed in advance. Revenue for equipment rental, advertising, Video on Demand ("VOD") and pay-per-view programming is recognized as the service is provided based upon monthly service charges or fees per event in the period that the services are provided and are generally billed in arrears. Amounts billed in excess of recognized revenue are recorded as unearned service revenue. Installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. Any remaining amounts are deferred and recognized over the estimated average period that the subscribers are expected to remain connected to the cable system. The Company also leases to third parties some of its fiber network. Upfront fees for these lease agreements are recorded as unearned revenue and recognized as revenue over the term of the lease.

        Under the terms of the Company's non-exclusive franchise agreements, the Company is generally required to pay up to 5% of its gross revenues derived from providing video (but not HSD or telephony services) to the local franchise authority. The Company normally passes these fees through to its video subscribers. Franchise fees collected and paid are reported as revenues and operating expenses, respectively. Revenue from advertising sales is recognized when the commercial announcements are broadcast.

        The Company's trade receivables are subject to credit risk, as customer deposits are generally not required. The Company's credit risk is limited due to the large number of customers, individually small balances and short payment terms. The Company manages credit risk by screening applicants through the use of internal customer information, identification verification tools and credit bureau data. If a customer account is delinquent, various measures are used to collect amounts owed, including termination of the customer's service.

Advertising Costs

        The cost of advertising is expensed as incurred and is included in selling, general and administrative expenses in the accompanying consolidated and combined consolidated statements of operations. Advertising expense during the years ended December 31, 2017, 2016 and 2015 was $23.3 million, $22.9 million and $20.4 million, respectively.

Income Taxes

        The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Additionally, the impact of changes in the tax rates and laws on deferred taxes, if any, is reflected in the financial statements in the period of enactment.

        As a result of the Restructuring, WOW Finance became a single member LLC for U.S. federal income tax purposes. The Restructuring is treated as a change in tax status related to WOW Finance, since a single member LLC is required to record current and deferred income tax taxes reflecting the results of its operations.

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated and Combined Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and dispositions, including dispositions designed to be tax free, issues related to consideration paid or received, investments and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on interpretation of tax laws and regulations. In the normal course of business, the tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax, interest and penalty assessments by these taxing authorities. In determining the Company's income tax provision for financial reporting purposes, the Company establishes a reserve for uncertain income tax positions unless such positions are determined to be more likely than not of being sustained upon examination, based on their technical merits. That is, for financial reporting purposes, the Company only recognizes tax benefits taken on the tax return that the Company believes are more likely than not of being sustained. There is considerable judgment involved in determining whether positions taken on the tax return are more likely than not of being sustained.

        The Company adjusts its tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated income tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. The Company's policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of income tax provision.

Derivative Financial Instruments

        The Company has used derivative financial instruments to manage its exposure to fluctuations in interest rates by entering into interest rate exchange agreements such as interest rate swaps and interest rate caps. All derivatives, whether designated as a hedge or not, are required to be recorded on the consolidated balance sheet at fair value. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. None of the derivative instruments in effect during the period were designated as hedges for financial reporting purposes. No such derivative exists as of December 31, 2017.

Share-based Compensation

        The Company's share-based compensation consists of awards of management incentive units, (prior to the Company's IPO) and restricted stock awards (subsequent to the Company's IPO). Compensation costs associated with these awards are based on the estimated fair value at the date of grant and are recognized over the period in which any related services are provided or when it is probable any related performance condition will be met and distributions are declared. The Company currently does not estimate forfeitures on the restricted stock awards but accounts for forfeitures as they occur. The Company recorded $13.4 million and $1.1 million of compensation expense during the years ended December 31, 2017 and 2016, respectively. Compensation expense was not significant for the year ended December 31, 2015.

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated and Combined Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Segments

        The Company's chief operating decision maker ("CODM") regularly reviews the Company's results to assess the Company's performance and allocates resources at a consolidated level. Although the consolidated results include the Company's three products (i) HSD; (ii) Video; and (iii) Telephony and are used to assess performance by product(s), decisions to allocate resources (including capital) are made to benefit the consolidated Company. The three products are delivered through a unified network and have similar types or classes of customers. Furthermore, the decision to allocate resources to plant maintenance and to upgrade our service delivery over a unified network to the customer benefits all three product offerings and is not based on any given service product, management has determined that the Company has one reportable segment, broadband services.

Recent Accounting Pronouncements

        In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16"). ASU 2016-16 eliminates the current prohibition on the recognition of the income tax effects on the transfer of assets among subsidiaries. After adoption of this ASU, the income tax effects associated with these transfers, except for the transfer of inventory, will be recognized in the period the asset is transferred versus the current deferral and recognition upon either the sale of the asset to a third party or the remaining useful life of the asset. The standard will become effective for the Company beginning January 1, 2018, and will require any deferred taxes not yet recognized on intra-entity transfers to be recorded to retained earnings under a modified retrospective approach. The Company does not believe that the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

        In August 2016, the FASB issued ASU No. 2016-15 to Topic 230 ("ASU 2016-15"), Statement of Cash Flows, making changes to the classification of certain cash receipts and cash payments in order to reduce diversity in presentation. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The update addresses eight specific cash flow issues, of which only one is applicable to the Company's financial statements. The Company does not believe that the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

        In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company will adopt this guidance beginning with its first quarter ending March 31, 2019. The Company is in the process of evaluating the future impact of ASU 2016-02 on its financial position, results of operations and cash flows.

        In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance in

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated and Combined Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Accounting Standards Codification Topic 606 ("ASC 606") is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity is required to follow five steps which are comprised of (a) identifying the contract(s) with a customer; (b) identifying the performance obligations in the contract; (c) determining the transaction price; (d) allocating the transaction price to the performance obligations in the contract and (e) recognizing revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year until January 1, 2018.

        The Company has completed its review of its revenue arrangements. Under current accounting policies, the Company recognizes upfront revenue related to installation activities to the extent of direct selling costs, which generally results in recognition of revenue when the installation related activities have been provided to the customer. Under the new revenue recognition standard, the Company's installation related activities will be recognized ratably over the period which the customer is expected to benefit from the initial installation fee. In addition, the Company will be required to capitalize direct costs associated with obtaining contracts with customers, primarily direct sales commissions, and will amortize the costs over a period consistent with the transfer of goods and services to the customer, including anticipated renewals. The Company's installation revenue represents less than 2% and direct sales commission expense represents approximately 3% of total revenue and expense, respectively, and any changes resulting from the adoption are not expected to have a material impact to the Company's financial position.

        The new standard also requires additional disclosures regarding the nature, timing and uncertainty of the Company's revenue arrangements. The Company adopted the guidance on January 1, 2018 using the cumulative effect transition method.

        In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) ("ASU 2016-08"), which amends the principal-versus-agent implementation guidance and illustrations in ASC Topic 606. The FASB issued ASU 2016-08 in response to concerns identified by stakeholders, including those related to determining the appropriate unit of account under the revenue standard's principal-versus-agent guidance and applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard's control principle. ASU 2016-08 has the same effective date as ASU 2014-09 and requires adopting ASU 2016-08 by using the same transition method used to adopt ASU 2014-09. The Company does not believe adoption of the pronouncement will have a material impact on the Company's financial position, results of operations or cash flows.

  Recently Adopted Accounting Pronouncements

        In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The new standard is effective for annual and

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated and Combined Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company early adopted this standard in the fourth quarter of 2017 in conjunction with its annual goodwill impairment assessment. See Note 7—Franchise Operating Rights & Goodwill for further discussion.

        In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") which is intended to simplify certain aspects of the accounting for share-based payments to employees. The guidance in ASU 2016-09 requires all income tax effects of awards to be recognized in the statement of operations when the awards vest or are settled rather than recording excess tax benefits or deficiencies in additional paid-in capital. The guidance in ASU 2016-09 also allows an employer to repurchase more of an employee's shares than it could under prior guidance for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. For public companies, ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016, and requires a modified retrospective approach to adoption. The adoption of this pronouncement did not have a material impact on the Company's financial position, results of operations or cash flows.

        In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), which requires that all deferred tax liabilities and assets be classified as noncurrent amounts on the balance sheet. ASU 2015-17 became effective for interim and annual periods beginning after December 15, 2016. The Company early adopted this standard during the first quarter of 2016 and has applied prospective treatment. The adoption of this pronouncement did not have a material impact on the Company's financial position, results of operations or cash flows.

3. Crestview and Avista Investment

        On December 18, 2015, funds managed by Crestview Advisors, LLC ("Crestview"), a private equity firm based in New York, and the Company's former Parent consummated a transaction whereby Crestview Partners III GP, L.P. became the beneficial owner of approximately 35% of the membership units of the former Parent. Under terms of the agreement (the "Crestview Purchase Agreement"), Crestview's funds purchased units held by Avista Capital Partners ("Avista") and other unit holders, and made a $125.0 million primary investment in newly-issued units.

        On April 29, 2016, funds managed by Avista and Crestview made an additional $40.0 million investment in newly-issued membership units in the former Parent.

        As of December 31, 2017, all the proceeds from the funds' investments of Avista and Crestview in the amount of $143.3 million, net of transaction costs, have been contributed to the Company.

4. Acquisitions

        On September 9, 2016, the Company consummated its Asset Purchase Agreement to acquire substantially all of the operating assets of HC Cable Opco, LLC, d/b/a NuLink, a privately-held company based in Newnan, Georgia. The purchase price of $54.3 million was subject to normal and customary purchase price adjustments and was paid in cash. The results of NuLink's results of operations since the purchase date have been included in the Company's consolidated and combined consolidated statements of operations and the purchased assets and liabilities have been included in the Company's consolidated balance sheets. The Company has finalized the valuation of certain intangible assets.

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated and Combined Consolidated Financial Statements (Continued)

5. Asset Sales

  Sale of Chicago Fiber Network

        On August 1, 2017, the Company entered into a definitive agreement to sell a portion of its fiber network in the Company's Chicago market to a subsidiary of Verizon for $225.0 million in cash. On December 14, 2017, the Company finalized the sale by entering into an Asset Purchase Agreement ("APA") with a subsidiary of Verizon. As a result, the Company recorded a gain on sale of assets of $93.7 million.

        In addition to the APA, the Company and a subsidiary of Verizon entered into a Construction Services Agreement pursuant to which the Company will complete the build-out of the network in exchange for $50.0 million, which represents the estimated remaining build-out costs to complete the network. The $50.0 million will be payable as such network elements are completed. The Company anticipates such network would be completed in the second half of 2018.

        As a result of entering into the Construction Services Agreement, the Company concluded that the assets and liabilities associated with the build-out of the network met the criteria to be classified as held for sale. As of December 31, 2017, the Chicago fiber network has $10.4 million in total assets held for sale that are included in the accompanying consolidated balance sheets which represent what the Company has spent on construction subsequent to the signing of the definitive agreement, less the costs of sites completed. From the period August 1, 2017 through December 14, 2017, the Company completed a portion of the network elements under the Construction Services Agreement. The payment for these completed elements was included in the closing of the APA, resulting in the recognition of a $0.4 million gain on sale of assets.

  Sale of Lawrence, Kansas System

        On January 12, 2017, the Company and Midcontinent Communications ("MidCo") consummated an asset purchase agreement under which MidCo acquired the Company's Lawrence, Kansas system for net proceeds of approximately $213.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the agreement. As a result of the asset purchase agreement, the Company recorded a gain on sale of assets of $38.4 million. The results of the Company's Lawrence, Kansas system are included in the year ended December 31, 2016 combined consolidated financial statements but not included in the year ended December 31, 2017 consolidated financial statements. The Company and MidCo also entered into a transition services agreement under which the Company provided certain services to MidCo on a transitional basis. The transition services agreement, originally expiring on July 1, 2017, was extended to September 28, 2017. Charges for the transition services generally allowed the Company to fully recover all allowed costs and allocated expenses incurred in connection with providing these services, generally without profit.

        As of December 31, 2016, the Lawrence, Kansas systems assets and liabilities met the criteria to be classified as assets held for sale. As such $174.5 million in total assets (net of intercompany balance) and $3.9 million in total liabilities (net of intercompany balance) were included in the Company's 2016 consolidated balance sheet.

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated and Combined Consolidated Financial Statements (Continued)

6. Plant, Property and Equipment

        Plant, property and equipment consist of the following:

	December 31, 2017	December 31, 2016
	(in millions)
Distribution facilities	$1,373.6	$1,336.4
Customer premise equipment	378.6	376.9
Head-end equipment	320.4	299.9
Telephony infrastructure	128.3	123.8
Computer equipment and software	107.6	95.4
Vehicles	36.0	32.1
Buildings and leasehold improvements	44.6	44.9
Office and technical equipment	32.8	36.2
Land	6.2	6.7
Construction in progress (including material inventory and other)	95.2	110.5

Total plant, property and equipment	2,523.3	2,462.8
Less accumulated depreciation	(1,598.6)	(1,467.7)

	$924.7	$995.1

        Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $196.2 million, $193.4 million, and $195.9 million, respectively. Included in depreciation expense were write-offs and sales of customer premises equipment of $0.6 million, $0.8 million, and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

7. Franchise Operating Rights & Goodwill

        Changes in the carrying amounts of our franchise operating rights and goodwill during 2017 and 2016 are set forth below:

	January 1, 2017	Acquisitions	Sale(1)	Impairment	December 31, 2017
	(in millions)
Franchise operating rights	$1,066.6	$—	$(100.1)	$(14.1)	$952.4
Goodwill	568.0	—	(50.6)	(133.3)	384.1

	$1,634.6	$—	$(150.7)	(147.4)	$1,336.5

	January 1, 2016	Acquisitions(2)	Sale	December 31, 2016
	(in millions)
Franchise operating rights	$1,048.5	$18.1	$—	$1,066.6
Goodwill	561.4	6.6	—	568.0

	$1,609.9	$24.7	$—	$1,634.6

(1)
See note 5 for discussion of asset sales.

(2)
See note 4 for discussion of acquisitions.

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated and Combined Consolidated Financial Statements (Continued)

7. Franchise Operating Rights & Goodwill (Continued)

Impaired Franchise Operating Rights

        The Company evaluates the recoverability of its franchise operating rights at least annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. Franchise operating rights are evaluated for impairment by comparing the carrying value of the intangible asset to its estimated fair value, utilizing both quantitative and qualitative methods, at the reporting unit level. Qualitative analysis is performed for franchise assets in the event the previous analysis indicates that there is a significant margin between the carrying value of franchise operating rights and the estimated fair value of those rights, and that it is more likely than not that the estimated fair value equals or exceeds carrying value.

        For franchise operating rights that were evalvated using quantitative analysis, the Company calculates the estimated fair value of franchise operating rights using the multi-period excess earnings method, an income approach, which calculates the estimated fair value of an intangible asset by discounting its future cash flows. The estimated fair value is determined based on discrete discounted future cash flows attributable to each franchise operating right intangible asset using assumptions consistent with internal forecasts. Assumptions key in estimating fair value under this method include, but are not limited to, revenue and subscriber growth rates (less anticipated customer churn), operating expenditures, capital expenditures (including any build out), market share achieved or market multiples, contributory asset charge rates, tax rates and a discount rate. The discount rate used in the model represents a weighted average cost of capital and the perceived risk associated with an intangible asset such as the Company's franchise operating rights.

        As a result of the quantitative analysis, the carrying value of franchise operating rights exceeded the estimated fair value in three of the Company's reporting units resulting in non-cash impairment charges of $6.2 million, $0.9 million, and $7.0 million in the Montgomery, AL, Huntsville, AL, and Dothan, AL reporting units, respectively. The primary driver of the impairment charges was a decline in the price of the Company's common stock, which reduced the market multiples utilized to determine estimated fair market values of indefinite-lived intangible assets in certain reporting units. The impairment charge does not have an impact on the Company's intent and/or ability to renew or extend existing franchise operating rights.

Impaired Goodwill

        The Company evaluates goodwill for impairment at least annually on October 1, at the reporting unit level utilizing both quantitative and qualitative methods. Qualitative analysis is performed for goodwill assets in the event the previous analysis indicates that there is a significant margin between carrying value of goodwill and estimated fair value, and that it is more likely than not that the estimated fair value equals or exceeds carrying value.

        For the quantitative evaluation of the Company's goodwill, the Company utilizes both an income approach as well as a market approach. The income approach utilizes a discounted cash flow analysis to estimate the fair value of each reporting unit, while the market approach utilizes multiples derived from actual precedent transactions of similar businesses, the market value of the Company and market valuations of guideline public companies. Any excess of the carrying value of goodwill over the estimated fair value of goodwill is expensed as an impairment loss.

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated and Combined Consolidated Financial Statements (Continued)

7. Franchise Operating Rights & Goodwill (Continued)

        As a result of the quantitative analysis, the carrying value of goodwill exceeded the estimated fair value in five of the Company's reporting units resulting in non-cash impairment charges of $2.2 million, $48.3 million, $71.2 million, $10.0 million and $1.6 million in the Panama City, FL, Montgomery, AL, Huntsville, AL, Dothan, AL and Tampa, FL reporting units, respectively. The primary driver of the impairment charges was a decline in the price of the Company's common stock, which reduced the market multiples utilized to determine estimated fair market values of goodwill in certain reporting units.

8. Intangible Assets Subject to Amortization

        Intangible assets subject to amortization consist primarily of customer relationships and changes in the carrying amounts during 2017 and 2016 are set forth below:

	January 1, 2017	Acquisitions	Sale	Amortization	December 31, 2017
	(in millions)
Customer relationships	$3.6	$—	$—	$(1.1)	$2.5
Other	4.0	0.6	(0.1)	(1.5)	3.0

	$7.6	$0.6	$(0.1)	$(2.6)	$5.5

	January 1, 2016	Acquisitions	Sale	Amortization	December 31, 2016
	(in millions)
Customer relationships	$12.0	$2.8	$—	$(11.2)	$3.6
Other	6.1	0.3	—	(2.4)	4.0

	$18.1	$3.1	$—	$(13.6)	$7.6

        Amortization expense is included in depreciation and amortization expense in the accompanying consolidated and combined consolidated statements of operations. Amortization expense for years ended December 31, 2017, 2016 and 2015 was $2.5 million, $13.6 million and $25.2 million, respectively.

        Scheduled amortization of the Company's intangible assets as of December 31, 2017 for the next five years is as follows (in millions):

2018	$2.2
2019	1.6
2020	0.9
2021	0.2
2022	0.2
Thereafter	0.4

$5.5

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated and Combined Consolidated Financial Statements (Continued)

9. Debt Issuance Costs, Net

        Debt issuance costs, net, which relate to the Company's debt and credit facilities in place, consist of the following:

	December 31, 2017	December 31, 2016
	(in millions)
Debt issuance costs	$14.2	$41.3
Less accumulated amortization	(1.2)	(18.4)

	$13.0	$22.9

        As discussed in note 12, during 2017 and 2016, the Company entered into certain debt agreements resulting in the following debt issuance costs being capitalized.

	December 31, 2017	December 31, 2016
	(in millions)
Term B Loans	$0.4	$1.8
Revolving Credit Facility	3.3	—

        In connection with the refinancing, the Company recorded $32.1 million, $38.0 million and $22.9 million of losses on debt extinguishments for the years ended December 31, 2017, 2016 and 2015, respectively. The majority of the losses related to the write-off of prior capitalized debt issue costs related to the extinguished debt and costs associated with re-financing. Amortization of debt issuance costs is included in interest expense in the consolidated and combined consolidated statements of operations.

10. Investments

        In conjunction with the acquisition of Knology, Inc., the Company acquired investments and equity ownership in its associated companies which consisted of the following:

	December 31, 2017	December 31, 2016
	(in millions)
Rio Holdings, Inc.	$—	$0.9

        Rio Holdings, Inc. ("Rio Holdings") owns a 24.7% class A general partnership units in Grande Investment, L.P., which through a holding company owns 100% of Grande Communications Networks, LLC. The Company's investment in Rio Holdings was accounted for under the cost method of accounting, adjusted for impairment write-downs, because the Company owned less than a 20% interest in Rio Holdings. During the year ended December 31, 2017, the Company sold its investment in Rio Holdings for a non-significant gain.

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated and Combined Consolidated Financial Statements (Continued)

11. Accrued Liabilities and Other

        Accrued liabilities and other consist of the following:

	December 31, 2017	December 31, 2016
	(in millions)
Programming costs	$32.2	$39.9
Franchise, copyright and revenue sharing fees	12.2	13.2
Payroll and employee benefits	11.5	16.4
Construction	7.5	17.4
Property, income, sales and use taxes	18.9	8.1
Utility pole rentals	1.5	3.7
Reduction in work force	0.2	0.2
Legal and professional fees	0.8	0.5
Other accrued liabilities	9.7	10.4

	$94.5	$109.8

12. Long-Term Debt and Capital Lease Obligations

        The following table summarizes the Company's debt and capital lease obligations:

	December 31, 2017			December 31, 2016
	Available borrowing capacity	Effective interest rate(1)	Outstanding balance	Outstanding balance
	(in millions)
Long-term debt:
Term B Loans(2)	$—	4.82%	$2,261.4	$2,048.3
Revolving Credit facility(3)	292.1	4.34%	—	10.0
Senior Notes	—	N/A	—	830.9

Total long-term debt	$292.1		2,261.4	2,889.2

Capital lease obligations			2.8	4.9

Total long-term debt and capital lease obligations			2,264.2	2,894.1
Debt issuance costs, net(4)			(13.0)	(22.9)

Sub-total			2,251.2	2,871.2

Less current portion			(24.0)	(22.7)

Long-term portion			$2,227.2	$2,848.5

(1)
Represents the effective interest rate in effect for all borrowings outstanding as of December 31, 2017 pursuant to each debt instrument including the applicable margin.

(2)
At December 31, 2017 includes $12.9 million of net discounts.

(3)
Available borrowing capacity at December 31, 2017 represents $300.0 million of total availability less outstanding letters of credit of $7.9 million. Letters of credit are used in

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated and Combined Consolidated Financial Statements (Continued)

12. Long-Term Debt and Capital Lease Obligations (Continued)

  the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company.

(4)
At December 31, 2017, debt issuance costs include $9.4 million related to Term B Loans and $3.6 million related to Revolving Credit Facility.

  Refinancing of the Term B Loans and Revolving Credit Facility

        On July 17, 2017, the Company entered into an eighth amendment ("Eighth Amendment") to its Credit Agreement, with JPMorgan Chase Bank, N.A., as the administrative agent and revolver agent. Under the Eighth Amendment, (i) the Company borrowed new Term B loans in an aggregate principal amount of $230.5 million, for a total outstanding Term B loan principal amount of $2.28 billion and (ii) the revolving credit commitments were increased by an aggregate principal amount of $100.0 million, for a total outstanding revolving credit commitment of $300.0 million available to the Company under the revolving credit facility. The new Term B loans will mature on August 19, 2023 and bear interest, at the Company's option, at a rate equal to ABR plus 2.25% or LIBOR plus 3.25%. Loans under the revolving credit facility will mature on May 31, 2022 and bear interest, at the Company's option, at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%. The guarantees, collateral and covenants in the Eighth Amendment remain unchanged from those contained in the credit agreement prior to the Eighth Amendment. As a result of the re-financing, the Company recorded a $6.3 million loss on early extinguishment of debt related to the write off of unamortized debt issuance costs and third party costs. As of December 31, 2017, the Company was in compliance with all debt covenants.

        On May 31, 2017, the Company entered into a seventh amendment ("Seventh Amendment") to its Credit Agreement. The Seventh Amendment (i) refinanced the then existing $200.0 million of borrowings available to the Company under the revolving credit facility and (ii) extended the maturity date of the revolving credit facility to May 31, 2022, unless an earlier date was triggered under certain circumstances. The interest rate margins applicable to the revolving credit facility bore interest at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%. Additionally, the Company entered into an Incremental Commitment Letter to its revolving credit facility that increased the available borrowings to $300.0 million that became available upon compliance by the Company with certain conditions (see redemption of 10.25% senior notes whereby such conditionality was subsequently achieved as a result of the Eighth Amendment). The guarantees, collateral and covenants in the Seventh Amendment remained unchanged from those contained in the credit agreement prior to the Seventh Amendment. As a result of the re-financing, the Company recorded a $1.0 million loss on early extinguishment of debt, primarily related to the write-off of unamortized deferred issuance costs and third party costs.

        On August 19, 2016, the Company entered into a sixth amendment ("Sixth Amendment") to its Credit Agreement. The Sixth Amendment provided for the addition of a $2.065 billion seven year Term B Loan which bore interest at LIBOR plus 3.50% or ABR plus 2.50% and included a 1.00% LIBOR floor. The Term B Loan had a maturity date of August 19, 2023, unless the earlier maturity dates set forth below was triggered under the following circumstances: (a) April 15, 2019 if (i) any of the Company's existing outstanding Senior Notes were outstanding on April 15, 2019, or (ii) any future indebtedness with a final maturity date prior to the date that is 91 days after August 19, 2023 was incurred to refinance the Company's existing Senior Notes or (b) July 15, 2019 if (i) any of the Company's existing Senior Subordinated Notes were outstanding on July 15, 2019, or (ii) any

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated and Combined Consolidated Financial Statements (Continued)

12. Long-Term Debt and Capital Lease Obligations (Continued)

indebtedness with a final maturity prior to the date that is 91 days after August 19, 2023 was incurred to refinance the Company's existing Senior Subordinated Notes. As described below, the Senior Subordinated Notes were fully redeemed on December 18, 2016 and the Senior Notes were fully redeemed on July 17, 2017. The Company recorded a loss on early extinguishment of debt of $32.1 million during the year ended December 31, 2016. The loss primarily relates to the write off of the unamortized debt issuance costs and third part costs associated with the pre-existing Term B Loans.

        On May 11, 2016, the Company entered into a fifth amendment ("Fifth Amendment") to its Credit Agreement. The Fifth Amendment provided for the addition of an incremental $432.5 million Term B Loan with a maturity date of April 2019 and which bore interest, at the Company's option, at LIBOR plus 3.50% or ABR plus 2.50% and included a 1.00% LIBOR floor. Proceeds from the issuance of the Term B Loans were used to repay all remaining $382.5 million outstanding principal under the Company's Term B-1 Loans which had a maturity date of July 2017 and which bore interest at LIBOR plus 3.00% or ABR plus 2.00% and included a 0.75% LIBOR floor.

  Redemption of 10.25% Senior Notes

        On March 20, 2017, the Company utilized cash on hand to redeem $95.1 million in aggregate principal amount outstanding of the 10.25% Senior Notes due 2019 ("Senior Notes"). In addition to the partial redemption, the Company paid accrued interest on the Senior Notes of $1.7 million and a call premium of $4.9 million. The Company recorded a loss on early extinguishment of debt of $5.0 million, primarily representing the cash call premium paid.

        On July 17, 2017, the Company used the proceeds of the new Term B loans under the Eighth Amendment, and borrowed $180.0 million under its revolving credit facility and cash on hand to fully redeem all of the Company's remaining outstanding Senior Notes and to pay certain fees and expenses. In connection with the redemption of the Senior Notes, the Company satisfied and discharged the indenture governing the Senior Notes. The Company paid $729.9 million in principal amount, incurred prepayment fees of $18.7 million and paid accrued interest of $37.6 million. The Company recorded a loss on early extinguishment of debt of $19.8 million related to the write-off of deferred issuance costs, premium, and prepayment fees.

  Redemption of 13.38% Senior Subordinated Notes

        During the year ended December 31, 2016, the Company made three redemption payments on the outstanding 13.38% Senior Subordinated Notes totaling $295.0 million in principal and $28.2 million of accrued interest. On the final redemption payment, the Company recorded a loss on early extinguishment of debt of $21.2 million related to prepayment fees and the write-off of premium and debt issuance costs.

  Long-Term Debt Extinguishment

        As noted above, the Company recorded a loss on early extinguishment of debt and premium of $32.1 million, $38.0 million and of $22.9 million during the years ended December 31, 2017, 2016 and 2015, respectively. The loss on early extinguishment of debt primarily represents the expensing of debt issuance costs and third party fees associated with the refinancing and extinguishment of debt.

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated and Combined Consolidated Financial Statements (Continued)

12. Long-Term Debt and Capital Lease Obligations (Continued)

        Amortization of debt issuance costs and accretion of debt premium and discount, which are both included in interest expense in the accompanying statements of operations, for the three years ended December 31, 2017, 2016 and 2015 are as follows (in millions):

	December 31,
	2017	2016	2015
Amortization of deferred issuance fees	$4.0	$8.7	$14.3
Accretion of debt premium	(1.1)	(2.5)	(2.6)
Accretion of debt discount	2.1	1.4	0.6

        Maturities of long-term debt, excluding capital lease obligations, as of December 31, 2017 are as follows (in millions):

Long-term Debt
Year ended December 31, 2018	$22.8
Year ended December 31, 2019	22.8
Year ended December 31, 2020	22.8
Year ended December 31, 2021	22.8
Year ended December 31, 2022	22.8
Thereafter	2,160.3

$2,274.3

13. Operating and Capital Leases

        The Company leases office and warehouse space under both cancelable and non-cancelable operating leases. Rental expense under operating lease agreements during the years ended December 31, 2017, 2016 and 2015 was $8.8 million, $8.3 million and $8.2 million, respectively. The Company expects that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases.

        At December 31, 2017 and 2016, the amount of property and equipment, net, recorded under capital leases was $2.8 million and $4.9 million, respectively (note 6). This amount primarily relates to certain video equipment and vehicles. Depreciation of assets under capital lease is included in depreciation and amortization in our consolidated and combined consolidated statements of operations.

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated and Combined Consolidated Financial Statements (Continued)

13. Operating and Capital Leases (Continued)

        As of December 31, 2017, future capital and operating lease commitments are as follows (in millions):

	Capital Leases	Operating Leases
Year ended December 31, 2018	$1.3	$7.9
Year ended December 31, 2019	1.4	5.1
Year ended December 31, 2020	0.1	3.3
Year ended December 31, 2021	—	2.6
Year ended December 31, 2022	—	2.6
Thereafter	—	2.6

Total minimum lease payments	$2.8	$24.1

Less imputed interest	(0.1)

Present value of minimum capital lease payments	2.7
Less current portion	(1.2)

Long-term capital lease obligations	$1.5

        The Company also rents utility poles used in its operations. Generally, pole rentals are cancellable on short notice, but the Company anticipates that such rentals will recur. Rent expense for pole rental attachments was $7.3 million, $6.7 million and $8.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

14. Derivative Instruments

        The Company's outstanding Senior Secured Credit Facility balances bear interest at variable rates, which, if left unmanaged, could expose the Company to potentially adverse changes in interest rates. The Company has historically entered into various interest rate swaps and caps that effectively convert the variable interest rate component (excluding margin) to a fixed rate (excluding margin) on the required portion of the Company's outstanding debt. As of December 31, 2017 and 2016, the Company had no interest rate swaps or interest rate caps.

15. Fair Value Measurements

        As of December 31, 2017 and 2016, the fair values of cash and cash equivalents, receivables, unearned revenue, prepaid and other, trade payables, accrued interest, accrued liabilities, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. For assets and liabilities with a long-term nature, the Company determines fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs. The Company applies the following hierarchy in determining fair value:

  •
  Level 1, defined as observable inputs being quoted prices in active markets for identical assets;

  •
  Level 2, defined as observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated and Combined Consolidated Financial Statements (Continued)

15. Fair Value Measurements (Continued)

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

        The estimated fair value of the Company's long-term debt (note 12) which includes debt subject to the effects of interest rate risk, was based on dealer quotes considering current market rates and was approximately $2,254.4 million, not including debt discount and premium, compared to carrying value of $2,274.3 million, not including debt discount and premium, as of December 31, 2017 and approximately $2,971.1 million, not including debt discount and premium, compared to a carrying value of $2,894.8 million, not including debt discount and premium, as of December 31, 2016. As the Company's ratio of its aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets, the Company has concluded that the fair value of debt should be classified as a Level 2. There were no transfers into or out of Level 1, 2 or 3 during the years ended December 31, 2017 and 2016.

16. Income Taxes

        The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Additionally, the impact of changes in the tax rates and laws on deferred taxes, if any, is reflected in the financial statements in the period of enactment.

        As a result of the Restructuring, WOW Finance became a single member LLC for federal income tax purposes. The Restructuring is treated as a change in tax status related to WOW Finance, since a single member LLC is required to record current and deferred income taxes reflecting the results of its operations.

        The components of the Company's deferred tax assets and deferred tax liabilities as of December 31, 2017 and December 31, 2016 are presented in the table below:

	2017	2016
	(in millions)
Non-current deferred income tax (assets) liabilities:
Allowances and other reserves	$(6.2)	$(11.0)
Net operating loss carryforwards	(151.7)	(290.4)
Deferred revenue	(0.2)	(3.6)
Depreciation and amortization	114.6	181.9
Franchise operating rights	212.2	352.7
Investment marked to market	—	(5.2)
AMT credit	(8.8)	(5.3)
Other	(4.5)	(13.2)
Valuation Allowance	65.0	164.3

Total net deferred tax liabilities	$220.4	$370.2

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated and Combined Consolidated Financial Statements (Continued)

16. Income Taxes (Continued)

        The Company assesses the available positive and negative evidence to estimate whether sufficient taxable income will be generated to permit the utilization of existing deferred tax assets. On the basis of this evaluation, as of December 31, 2017, a valuation allowance of $65.0 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The valuation allowance is based on the Company's existing positive and negative evidence. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased based on the Company's future operating results.

        The income tax benefit (expense) from continuing operations consisted of the following for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(in millions)
Current tax expense
Federal	$(5.7)	$(0.5)	$(5.1)
State	(11.5)	(8.5)	(0.4)

Total Current	(17.2)	(9.0)	(5.5)

Deferred tax benefit (expense)
Federal	154.9	54.3	(4.0)
State	(5.2)	(18.0)	(0.4)

Total Deferred	149.7	36.3	(4.4)

Income tax benefit (expense), net	$132.5	$27.3	$(9.9)

        A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
	(in millions)
Statutory Federal income taxes	$(9.5)	$0.4	$13.6
State income taxes	(2.2)	(0.9)	(7.1)
Uncertain tax positions	(3.2)	(17.7)	—
Tax status change & other true-ups	4.3	(57.7)	—
Other	(0.5)	(0.4)	—
Goodwill impairment	(35.1)	—	—
Corporate Tax Reform	79.4	—	—
Change in valuation allowance	99.3	103.6	(16.4)

Income tax benefit (expense), net	$132.5	$27.3	($9.9)

        The Company reported total income tax benefit of $132.5 million, $27.3 million and expense of $9.9 million during the fiscal years ended December 31, 2017, 2016 and 2015, respectively. The Corporate Tax Reform relates to the passing of the Tax Cut and Jobs Act, which was signed by the President on December 22, 2017, made significant changes to the tax laws applicable to the Company including a reduction in the corporate tax rate to 21%. Re-measuring the ending balance of our

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated and Combined Consolidated Financial Statements (Continued)

16. Income Taxes (Continued)

deferred tax assets and deferred tax liabilities to the new corporate tax rate of 21% resulted in a deferred tax benefit of $79.4 million. The $99.3 million change in valuation allowance is comprised of an additional deferred tax benefit of $25.2 million as a result of re-measuring to 21% and a $74.1 million deferred tax benefit related to current period activity. In total the re-measurement resulting from the reduction in the corporate tax rate to 21% is $104.6 million.

        The tax status change is related to the Restructuring and resulted in a deferred tax expense of $57.7 million during the fiscal year ended December 31, 2016. The $57.7 million consisted of $138.9 million in additional deferred tax liabilities that were required as a result of the change in tax status, $14.1 million in additional deferred tax liabilities that were recorded due to state income tax rate impacts and a deferred tax benefit of $95.3 million related to the removal of existing deferred tax liabilities attributable to the Company's investment in C corporation subsidiaries. In addition, as a result of the Company's change in tax status, the Company recorded a deferred tax benefit of $103.6 million due to a reversal of a portion of its existing valuation allowance.

        As of December 31, 2017, the Company had available federal net operating loss carryforwards of approximately $649.0 million that expire between 2023 and 2036. The net operation loss carryforward of $649.0 million is subject to an annual utilization limitation under Internal Revenue Code ("IRC") Section 382 due to an ownership change as a result of the IPO (effective May 25, 2017). Section 382 provides limitations on the utilization of NOL carryforwards after an ownership change and the Company has analyzed the potential Section 382 impacts on our NOL carryforwards. The Company has analyzed the potential Section 382 limitation on its net operating loss carryforwards and determined that, although $649.0 million of this carryforward is subject to an annual Section 382 limitation, based on the fair market value of WOW at the time of the IPO and WOW's net unrealized built-in gain ("NUBIG") position, the NUBIG has resulted in a significant increase in the Company's annual Section 382 limitation. The NUBIG is determined based on the difference between the fair market value of WOW's assets and WOW's tax basis as of the ownership change date. Because of the existence of the NUBIG, the annual limitation imposed by Section 382 was significantly increased each year during the five-year period beginning on the date of the Section 382 ownership change (the "recognition period"). The increased annual limitation arising from the NUBIG is available on a cumulative basis during and after the recognition period following the Section 382 ownership change to offset taxable income. Accordingly, the Company expects that the Section 382 limitation relating to the $649.0 million of available net operating loss carryforwards will not result in any significant impacts on the Company's ability to utilize its net operating loss carryforwards to offset future taxable income nor will the Section 382 limitation have significant impact on future operating cash flows. The generation of NOLs subsequent to December 31, 2017 are subject to the Tax Cut and Jobs Act, which removes NOL expirations, but limits utilization against taxable income to 80%.

        The Company also had various state net operating loss carryforwards totaling approximately $717.6 million. Unless utilized, the state carryforwards expire from 2018 to 2036. Of this amount, approximately $674.2 million is subject to an annual limitation due to an ownership change of the Company, as previously noted.

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated and Combined Consolidated Financial Statements (Continued)

16. Income Taxes (Continued)

        The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Unrecognized tax benefits—January 1st	$28.2	$0.5	$0.5
Gross increases—tax positions in prior period	3.8	19.6	—
Gross decreases—tax positions in prior period	(2.9)	—	—
Gross increases—tax positions in current period	9.4	8.7	—
Settlements	(1.2)	(0.6)	—
Gross change related to Tax Reform	(11.8)	—	—

Unrecognized tax benefits—December 31st	$25.5	$28.2	$0.5

        As of December 31, 2017 the Company recorded gross unrecognized tax benefits of $25.5 million, all of which, if recognized, would affect the Company's effective tax rate. Interest and penalties related to income tax liabilities, if incurred, are included in income tax expense in the consolidated statement of operations. The Company has accrued gross interest of $1.4 million, $0.4 million, and $nil for years ended December 31, 2017, 2016 and 2015, respectively. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues are addressed in the Company's tax audits in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

        The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For federal tax purposes, the Company's 2014 through 2016 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company's 2014 through 2016 tax years remain open for examination by the tax authorities under a three year statute of limitations. Should the Company utilize any of its U.S. or state loss carryforwards, their carryforward losses, which date back to 1995, would be subject to examination.

        Unrecognized tax benefits consist primarily of tax positions related to the internal Restructuring, issues related to acquisition activity and various state income tax matters. Depending on the resolution with certain state taxing authorities that is expected to occur within the next twelve months, there could be a $4.7 million adjustment to the Company's unrecognized tax benefits.

        The Company is not currently under examination for U.S. federal income tax purposes, but does have open tax controversy matters with various state taxing authorities.

17. Equity

  Initial Public Offering

        On May 25, 2017, the Company completed an IPO of shares of its common stock, which are listed on the NYSE under the ticker symbol "WOW".

        The Company sold 20,970,589 shares of its common stock at a price of $17 per share (including the exercise of the overallotment) for $356.5 million in gross proceeds. The Company incurred costs directly associated with the IPO of $22.4 million. Proceeds from the IPO (net of issuance costs) of

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated and Combined Consolidated Financial Statements (Continued)

17. Equity (Continued)

$334.1 million are reflected in the Company's consolidated statement of stockholders' deficit during the year ended December 31, 2017. Outstanding shares and per-share amounts disclosed as of December 31, 2017 and for all other comparative periods presented have been retroactively adjusted to reflect the effects of the May 25, 2017, 66,498.762 to 1 stock-split.

  Common Stock Repurchase Plan

        The Company's Board of Directors authorized the Company to purchase up to $50.0 million of its outstanding common stock. As of December 31, 2017, the Company has purchased 461,173 shares of common stock utilizing $4.8 million of the authorized $50.0 million. The repurchased shares are reflected as treasury stock in the Company's consolidated balance sheet. The Company has the authority to reissue these shares.

18. Stock-based Compensation

  2017 Omnibus Incentive Plan

        In connection with the Company's IPO, the Company's Board of Directors adopted and approved the 2017 Omnibus Incentive Plan ("2017 Plan") and cancelled its former management D units equity incentive plan ("2016 Profit Interest Plan"). The 2017 Plan provides for grants of stock options, restricted stock and performance awards. The Company's directors, officers and other employees and persons who engage in services for the Company are eligible for grants under the 2017 Plan. The purpose of the 2017 Plan is to provide the individuals with incentives to maximize stockholder value and otherwise contribute to the Company's success and to enable the Company to attract, retain and reward the best available persons for positions of responsibility. The 2017 Plan has authorized 6,355,054 shares of its common stock to be available for issuance under the 2017 Plan, subject to adjustment in the event of a reorganization, stock split, merger or similar change in the Company's corporate structure or the outstanding shares of common stock. The Company's Compensation Committee will administer the 2017 Plan. The Board of Directors also has the authority to administer the 2017 Plan and to take all actions that the Company's Compensation Committee is otherwise authorized to take under the 2017 Plan. The terms and conditions of each award made under the 2017 Plan, including vesting requirements, will be set forth consistent with the 2017 Plan in a written agreement with the grantee.

  Employee Grants

        Senior management that had participated in the 2016 Profit Interest Plan were granted (based on a conversion factor of management units to new common shares) new restricted stock to replace the units that were cancelled in the 2016 Profit Interest Plan. The conversion resulted in grants of 394,052 shares of restricted stock that will vest ratably at 33% per year beginning on June 30, 2018 assuming the award recipient continues to be employed by the Company. Senior management also received 450,356 shares of restricted stock in connection with long-term incentive compensation under the 2017 Plan. These restricted stock grants will vest ratably at 33% per year beginning on June 30, 2018 assuming the award recipient continues to be employed by the Company.

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

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated and Combined Consolidated Financial Statements (Continued)

18. Stock-based Compensation (Continued)

        Each year, the Company's Compensation Committee, in consultation with the Company's Chief Executive Officer ("CEO"), establishes an annual incentive bonus plan. In 2017, the 2017 Management Bonus Plan ("2017 MBP") was initially established, which provided for incentive cash bonuses for the majority of the Company's employees based upon the achievement of certain business and individual or department objectives, including most prominently adjusted consolidated earnings before interest, tax, depreciation and amortization. Target bonus payouts were established based on a percentage of the participant's base salary based on the title/position. In connection with the Company's IPO, the Compensation Committee, in consultation with the Company's CEO, replaced the 2017 MBP with an equity compensation plan, and granted restricted shares out of the 2017 Plan in lieu of any cash bonus payments. The Compensation Committee granted restricted shares equal to 100% to 150% achievement of the 2017 MBP. Such grant in aggregate totaled 866,708 shares and will vest 100% on June 30, 2018 assuming the participant continues to be employed by the Company. Furthermore, the members of the Company's Board of Directors received 54,361 shares, in aggregate, of restricted stock that will vest 100% beginning on June 30, 2018.

        In connection with the hiring of the Company's new CEO the Company granted 171,233 shares of restricted stock that will vest ratably over a four year period beginning December 31, 2018.

        The following table summarizes the restricted stock awards granted during the year ended December 31, 2017.

	Number of Unvested Restricted Stock Shares	Weighted- average grant date fair value
Outstanding January 1, 2017	—	N/A
Granted	2,039,555	$16.87
Cancelled	—	N/A
Forfeited	(124,985)	$17.64

Outstanding December 31, 2017(1)	1,914,570	$16.82

(1)
The total outstanding non-vested shares of restricted stock awards granted to employees and directors are included in total outstanding shares as of December 31, 2017.

        The above table includes 496,006 of restricted shares that were granted in lieu of units cancelled from plans prior to the 2017 Plan, thus these restricted shares do not count towards the 6,355,054 shares authorized by the plan. Of these shares, 472,102 represent unvested shares from units cancelled under the old 2016 Profit Interest Plan that will vest ratably at 33% per year beginning on June 30, 2018.

        For restricted stock awards that contain only service conditions for vesting, the Company calculates the award fair value based on the closing stock price on the accounting grant date.

        For the years ended December 31, 2017 and 2016 the Company recorded $13.4 million and $1.1 million of non-cash compensation, respectively. The non-cash compensation expense which is reflected in selling, general and administrative expense and operating expenses (excluding depreciation and amortization), depending on the recipients' duties, in the Company's consolidated and combined consolidated statements of operations. Total non-recognized non-cash compensation as of December 31,

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated and Combined Consolidated Financial Statements (Continued)

18. Stock-based Compensation (Continued)

2017 was $20.1 million and is expected to be recognized over a weighted-average period of 1.52 years. Non-cash compensation expense for the year ended December 31, 2015 was not material.

  2016 Profit Interest Plan

        On February 3, 2016, the former Parent adopted a Profit Interest Plan (the "2016 Profit Interest Plan") pursuant to which the Board of former Parent could grant 295,667 Management Incentive Units ("Incentive Units"), or approximately 8% of the total outstanding units of former Parent, excluding Incentive Units, to employees, managers, officers, directors, and consultants of the Company or any of its subsidiaries. In general, if Incentive Units under the 2016 Profit Interest Plan for any reason are cancelled, forfeited, expired or terminated, such Incentive Units will be available for the further grant of awards under the 2016 Profit Interest Plan. The 2016 Profit Interest plan replaced the old management incentive plan ("Class C Units"). All outstanding management Class C units were cancelled in December 2015.

        Incentive Units granted under the 2016 Profit Interests Plan were intended to constitute a "profits interest" in the Parent for tax purposes. Generally, these Incentive Units were subject to a combination of time, performance, and market-based vesting conditions. Upon vesting, the award recipient receives a Class D unit in the former Parent. Such Class D units represent a right to a fractional portion of the profits and distributions of former Parent in excess of a "floor amount" determined in accordance with the Operating Agreement. These D units were cancelled immediately prior to the Company's IPO. As discussed above, vested Class D units were converted to common stock of the Company based on a specific conversion factor.

        Additionally, on July 18, 2016, the Company adopted a Director Appreciation Rights Plan ("2016 Director Plan"), in which 10% of the aggregate value of the 2016 Profit Interest Plan has been reserved for the 2016 Director Plan. The participants of the 2016 Director Plan are granted non-voting Bonus Units which vest ratably, 25% each anniversary date from grant date and fully vest four years from grant date. At no time will the participants own any Units of the Company but will have rights to participate in the Bonus Pool upon a Liquidity event based on vesting. The Bonus Pool shall be determined by the Administrator of the Plan at each Liquidity Event. Upon a Participant's termination of employment all vested and unvested Bonus Units are forfeited.

  2016 Executive Officer Grants

        On May 31, 2016, the Board of Parent granted 195,997 of Incentive Units to various executive officers and members of the Board of Parent and its subsidiaries. Grants to Executive Officers will occur going forward as new members of the executive team are hired, promoted or if the management get authorization from the Board to issue more units.

        The 97,998 of Incentive Units granted (the "Time Vesting Units") vest ratably at 25% per year beginning on December 18, 2016 and assuming the award recipient continues to be employed by the Parent or its subsidiaries. Vesting of the Time Vesting Units shall be accelerated upon a Liquidity Event as defined in the respective grant agreements, subject to achieving certain performance targets. The aggregate grant date fair value of the Time Vesting Units was $6.3 million, which will be recognized over the requisite service period of approximately four years.

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated and Combined Consolidated Financial Statements (Continued)

18. Stock-based Compensation (Continued)

        The remaining 97,999 of the Incentive Units granted (the "Performance Vesting Units") vest upon the occurrence of a Liquidity Event as defined in the respective grant agreements, subject to achieving certain performance targets upon the Liquidity Event. The aggregate grant date fair value of the Performance Vesting Units granted was $4.3 million, which will be recognized upon the occurrence of said Liquidity Event.

        The Company granted an additional 19,524 units for newly hired executive officers or employees that were promoted to the executive level after the May 13, 2016 grant. Of these Units granted 9,762 were Time Vesting Units and 9,762 were Performance Vesting Units.

        The Company used a market approach which derives value from a recent transaction which involved the Company's equity. Based on this market approach the Company used an option pricing method ("OPM") due to the complexity of its capital structure. The OPM back-solve was then constructed, where the total equity value is a dependent variable that is necessary to reconcile to the recent transaction event that included equity. Based on this methodology the Company determined that the grant date fair value of the Time Vesting Units was $77.10 per unit and $83.72 per units for the May grants and October grants, respectively. These values were utilized for purposes of compensation expense. The grant date fair value of the Performance Vesting Units, due to the speculative nature of the vesting conditions, are not included in the Company's compensation expense, rather the Company expects to record such expense when, as, and if such Performance Vesting Units vest.

        The following table summarizes the activity in the Management Units during the three years ended December 31, 2017:

	Class C No Floor Amount	Class C-1 $112.19 Floor Amount	Class C-2 $113.32 Floor Amount	Class C-3 $208.88 Floor Amount	Class C-4 $342.00 Floor Amount	Class C-5 $342.00 Floor Amount	Class C-6 $373.41 Floor Amount	Class C-7 $374.68 Floor Amount	Class C-8 $374.68 Floor Amount	Class D Units	Total
						Number of Management Units
Outstanding at January 1, 2015	144,192	27,090	16,345	7,420	31,269	20,600	18,140	120,087	25,000	—	410,143
Granted	—	—	—	—	—	—	600	—	17,775	—	18,375
Repurchased	(1,290)	(1,220)	(975)	(580)	(152)	—	(135)	(3,462)	(200)	—	(8,014)
Forfeited unvested	—	—	(410)	(405)	(2,535)	—	(3,652)	(23,357)	(750)	—	(31,109)
Sold pursuant to Crestview Purchase Agreement	(35,288)	(6,309)	(3,598)	(1,449)	(4,958)	(4,450)	(1,817)	(7,298)	(824)	—	(65,991)
Convert to B Units	(107,614)	(19,386)	(10,892)	(4,796)	(16,243)	(13,351)	(6,426)	(27,589)	(3,021)	—	(209,318)
Cancelled unvested	—	(175)	(470)	(190)	(7,381)	(2,799)	(6,710)	(58,381)	(37,980)	—	(114,086)

Outstanding at December 31, 2015	—	—	—	—	—	—	—	—	—	—	—
Granted	—	—	—	—	—	—	—	—	—	215,521	215,521
Forfeited unvested	—	—	—	—	—	—	—	—	—	(13,825)	(13,825)

Outstanding at December 31, 2016	—	—	—	—	—	—	—	—	—	201,696	201,696
Vested converted to B units	—	—	—	—	—	—	—	—	—	(48,939)	(48,939)
Cancelled unvested	—	—	—	—	—	—	—	—	—	(152,757)	(152,757)

Outstanding December 31, 2017	—	—	—	—	—	—	—	—	—	—	—

(1)
In connection with the Crestview Purchase Agreement and the adoption of the Fifth A&R LLC Agreement, (a) each Class C, Class C-1, Class C-2, Class C-3, Class C-4, Class C-5, Class C-6, Class C-7 and Class C-8 common unit that was purchased by Crestview was converted into a certain number of Class A common units based on a conversion ratio set forth in the Fifth A&R Operating Agreement, (b) each vested Class C, Class C-1, Class C-2, Class C-3, Class C-4, Class C-5, Class C-6, Class C-7 and Class C-8 common unit not purchased by Crestview was converted into a certain number of Class B common units based on a conversion ratio set forth in the Fifth A&R Operating

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated and Combined Consolidated Financial Statements (Continued)

18. Stock-based Compensation (Continued)

  Agreement and (c) each unvested Class C, Class C-1, Class C-2, Class C-3, Class C-4, Class C-5, Class C-6, Class C-7 and Class C-8 common unit was automatically cancelled and forfeited. Additionally, the Crestview Purchase Agreement provided that Parent may issue Class B common units in lieu of Class A common units to the Crestview Entities in order to avoid a change of control under certain agreements and permitted co-investors to purchase a portion of the Crestview Entities' investment.

19. Employee Benefits

401(k) Savings Plan

        The Company has adopted a defined contribution retirement plan which complies with Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in the plan. The Company matches 25% of each participant's voluntary contributions subject to a limit of the first 4% of the participant's compensation. Company matching contributions vest 25% annually over a four-year period. During the years ended December 31, 2017, 2016 and 2015, the Company recorded $0.8 million, $0.4 million and $0.8 million, respectively, of expense related to the Company's matching contributions to the 401(k) plan.

Deferred Compensation Plan

        In July 2007, the Company implemented a deferred compensation plan. Under this plan, certain members of management and other highly compensated employees may elect to defer a portion of their annual compensation, subject to certain percentage limitations. The assets and liabilities of the plan are consolidated within the Company's financial statements. The assets of the plan are specifically designated as available to the Company solely for the purpose of paying benefits under the Company's deferred compensation plan. However, in the event the Company became insolvent, the investments would be available to all unsecured general creditors. The deferred compensation liability relates to obligations due to participants under the plan.

        The assets from the participant deferrals are invested by the Company, through a life insurance investment vehicle, in mutual funds and money market funds. The deferred compensation liability represents accumulated net participant deferrals and earnings thereon based on participant investment elections. The assets and liabilities are recorded at fair value, and any adjustments to the fair value are recorded in the consolidated and combined consolidated statements of operations. The assets and liabilities of the plan are included in the accompanying consolidated balance sheets as follows:

	December 31,
	2017	2016
	(in millions)
Prepaid expenses and other (current assets)	$1.6	$1.8
Accrued liabilities and other (current liabilities)	$1.6	$1.8

20. Commitments and Contingencies

  Programming Contracts

        In the normal course of business, the Company enters into numerous contracts to purchase programming content for which the payment obligations are fully contingent on the number of subscribers to whom it provides the content. The terms of the contracts typically have annual rate increases and expire through 2019. The Company's programming expenses will continue to increase, more so to the extent the Company grows its Video subscriber base. Programming expenses are

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated and Combined Consolidated Financial Statements (Continued)

20. Commitments and Contingencies (Continued)

included in operating expenses in the accompanying consolidated and combined consolidated statements of operations.

  Legal and Other Contingencies

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

        In accordance with GAAP, the Company accrues an expense for pending litigation when it determines that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Legal defense costs are expensed as incurred. None of the Company's existing accruals for pending matters is material. The Company is constantly monitoring its pending litigation for the purpose of adjusting its accruals and revising its disclosures accordingly, in accordance with GAAP, when required. Litigation is, however, subject to uncertainty, and the outcome of any particular matter is not predictable. The Company will vigorously defend its interest for pending litigation, and as of this date, the Company believes that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which it is entitled, will not have a material adverse effect on the consolidated and combined consolidated financial position, results of operations, or our cash flows.

21. Related Party Transactions

        Prior to the Company's IPO, the Company paid a quarterly management fee of $0.4 million plus travel and miscellaneous expenses, if any, to Avista and Crestview, majority owners of the Company's former Parent. In addition, pursuant to a consulting agreement dated as of December 18, 2015 by and among the Company's former Parent, Avista and Crestview, Crestview is entitled to 50% of any management fee actually received by Avista. Such fee will no longer be paid in future periods. The management fee paid by the Company for the years ended December 31, 2017, 2016 and 2015 amounted to $1.0 million, $1.7 million and $1.9 million, respectively.

        On December 18, 2015, Crestview and the Company's former Parent consummated a transaction whereby Crestview became the beneficial owner of approximately 35% of the Company's former Parent. Under the terms of the agreement, Crestview's funds purchased units held by Avista and other unit holders, and separately made a $125.0 million primary investment in newly-issued units.

        On April 29, 2016, funds managed by Avista and Crestview made an additional $40.0 million investment in newly-issued membership units in the Company's former Parent.

        As of December 31, 2017, all the proceeds from the funds' investments of Avista and Crestview in the amount of $143.3 million, net of transaction costs have been contributed to the Company.

        During the year ended December 31, 2017, the Company's former Parent bought back vested Class A and Class B units from certain former employees of the Company. The former employees had the option to sell their units at a price set by the Company's former Parent or decline such offer. The cash proceeds used to repurchase such units have been contributed down to the Company and reflected as such. The Company repurchased 415,494 of Class A units and 243,270 of Class B units for $8.8 million.

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated and Combined Consolidated Financial Statements (Continued)

21. Related Party Transactions (Continued)

        As a result of the Company's IPO, the Class A and Class B shares were converted to common shares of the Company.

        As of December 31, 2017 and 2016, the receivable balance from the former Parent and Members amounted to nil and $0.3 million, respectively.

        Prior to the IPO, from time to time, the Company made payments, primarily relating to income taxes, on behalf of the Parent and Members. The Company made distributions to its Parent and its members for 2015 estimated federal taxes and 2014 federal income taxes in the amounts of $4.0 million and $5.0 million for the years ended December 31, 2016 and 2015, respectively. No such payments were made during the year ended December 31, 2017.

22. Quarterly Financial Information (Unaudited)

        The following is a summary of the Company's selected quarterly financial information for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Revenue	$300.0	$297.5	$297.8	$292.8
Income from operations	$59.1	$56.3	$57.5	$(2.2)
Net income (loss)	$72.4	$5.0	$(2.1)	$84.2
Basic earnings (loss) per share	$1.09	$0.07	$(0.02)	$0.97
Dilutive earnings (loss) per share	$1.09	$0.07	$(0.02)	$0.97

(1)
Includes non-cash impairment charges of $147.4 million.

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$302.3	$307.5	$311.2	$316.0
Income from operations	$58.9	$59.0	$61.5	$64.2
Net income (loss)	$4.3	$14.2	$(20.3)	$28.1
Basic earnings (loss) per share	$0.07	$0.21	$(0.31)	$0.42
Dilutive earnings (loss) per share	$0.07	$0.21	$(0.31)	$0.42

EXHIBIT INDEX

				Incorporated by Reference
Exhibit Number							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation of WideOpenWest, Inc.	S-1/A	333-216894	3.1	5/15/2017
3.2		Amended and Restated Bylaws of WideOpenWest, Inc.	S-1/A	333-216894	3.2	5/15/2017
10.1		Fifth Amendment to Credit Agreement, dated May 11, 2016, by and between WideOpenWest Finance, LLC and Credit Suisse AG, as Administrative Agent	8-K	333-187850	10.1	5/13/2016
10. 2		Sixth Amendment to Credit Agreement, dated August 19, 2016, by and between WideOpenWest Finance, LLC and Credit Suisse AG, as Administrative Agent	10-Q	333-187850	10.1	11/14/2016
10.3		Seventh Amendment to Credit Agreement, dated as of May 31, 2017, by and between WideOpenWest Finance, LLC, WideOpenWest, Inc. as guarantor, Credit Suisse AG, as administrative agent, JPMorgan Chase Bank, N.A., as the revolver agent and the other parties thereto	8-K	001-38101	10.1	5/31/2017
10.4		Eighth Amendment Credit Agreement, dated as of July 17, 2017, by and between WideOpenWest Finance, LLC, WideOpenWest, Inc., as parent guarantor, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as the administrative agent and revolver agent and the other parties thereto	8-K	001-38101	10.1	7/17/2017
10.5	†	WideOpenWest, Inc. 2017 Omnibus Incentive Plan	10-Q	001-38101	10.2	11/13/2017
10.6	†	Executive Employment Agreement, dated as of December 14, 2017, between WideOpenWest, Inc. and Teresa Elder	8-K	001-38101	10.1	12/14/2017
10.7	†	Separation Agreement, dated as of December 14, 2017, between WideOpenWest, Inc. and Steven Cochran	8-K	001-38101	10.2	12/14/2017
10.8	†	Amended and Restated Letter Agreement of Employment, dated December 14, 2017, between WideOpenWest, Inc. (together with its subsidiaries) and Richard E. Fish	8-K	001-38101	10.3	12/14/2017
10.9	†	Amended and Restated Letter Agreement of Employment, dated December 14, 2017, between WideOpenWest, Inc. (together with its subsidiaries) and Cash Hagen	8-K	001-38101	10.4	12/14/2017

				Incorporated by Reference
Exhibit Number							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.10	†	Amended and Restated Letter Agreement of Employment, dated December 14, 2017, between WideOpenWest, Inc. (together with its subsidiaries) and Scott Russell	8-K	001-38101	10.5	12/14/2017
10.11	†	Amended and Restated Letter Agreement of Employment, dated December 14, 2017, between WideOpenWest, Inc. (together with its subsidiaries) and Cathy Kuo	8-K	001-38101	10.6	12/14/2017
10.12	†	Amended and Restated Letter Agreement of Employment, dated December 14, 2017, between WideOpenWest, Inc. (together with its subsidiaries) and Craig Martin	8-K	001-38101	10.7	12/14/2017
10.13	†	Letter Agreement of Employment, dated February—, 2018, between WideOpenWest, Inc. (together with its subsidiaries) and Nancy McGee						*
10.14	†	Form of WideOpenWest, Inc. Directors & Officers Indemnification Agreement	S-1/A	333-216894	10.14	5/15/2017
10.15	†	Form of Restricted Stock Agreement Pursuant to the WideOpenWest, Inc. 2017 Omnibus Incentive Plan	S-1/A	333-216894	10.16	5/15/2017
10.16	†	Form of Restricted Stock Unit Agreement Pursuant to the WideOpenWest, Inc. 2017 Omnibus Incentive Plan	S-1/A	333-216894	10.17	5/15/2017
10.17	†	Form of Incentive Stock Option Agreement Pursuant to the WideOpenWest, Inc. 2017 Omnibus Incentive Plan	S-1/A	333-216894	10.18	5/15/2017
10.18	†	Form of Nonqualified Stock Option Agreement Pursuant to the WideOpenWest, Inc. 2017 Omnibus Incentive Plan	S-1/A	333-216894	10.19	5/15/2017
10.19		Form of WideOpenWest, Inc. Stockholders'Agreement	S-1/A	333-216894	10.20	5/15/2017
10.20		Form of WideOpenWest, Inc. Registration Rights Agreement	S-1/A	333-216894	10.21	5/15/2017
21.1		List of Subsidiaries						*
23.1		Consent of BDO USA, LLP						*
31.1		Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						*
31.2		Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						*

Incorporated by Reference
Exhibit Number						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						*
101.INS	XBRL Instance Document						**
101.SCH	XBRL Taxonomy Extension Schema Document						**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document						**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document						**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document						**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document						**

*
Filed herewith.

**
Furnished herewith.

†
Management Contract or Compensatory Plan Arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST, INC.
March 14, 2018	By:	/s/ TERESA ELDER Teresa Elder Chief Executive Officer
March 14, 2018	By:	/s/ RICHARD E. FISH, JR. Richard E. Fish, Jr. Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 14, 2018, in the capacities indicated below.

Signature	Title

/s/ TERESA ELDER Teresa Elder	Chief Executive Officer
/s/ RICHARD E. FISH, JR. Richard E. Fish, Jr.	Chief Financial Officer (principal financial and accounting officer)
/s/ JILL BRIGHT Jill Bright	Director
/s/ DAVID BURGSTAHLER David Burgstahler	Director
/s/ BRIAN CASSIDY Brian Cassidy	Director
/s/ DANIEL KILPATRICK Daniel Kilpatrick	Director
/s/ JEFFREY MARCUS Jeffrey Marcus	Chairman of the Board of Directors

Signature	Title

/s/ TOM MCMILLIN Tom McMillin	Director
/s/ PHIL SESKIN Phil Seskin	Director
/s/ JOSHUA TAMAROFF Joshua Tamaroff	Director