Form 10-Q
period 2018-03-31
WideOpenWest, Inc.
filed 2018-05-11
CIK 1701051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of outstanding shares of the registrant’s common stock as of May 3, 2018 was 85,282,190

WIDEOPENWEST, INC.  AND SUBSIDIARIES

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2018

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2018. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to “WOW,” “we,” “us,” “our”, or “the Company” are to WideOpenWest, Inc. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

i

PART I—FINANCIAL INFORMATION

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2018	December 31, 2017
	(in millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$36.5	$69.4
Accounts receivable—trade, net of allowance for doubtful accounts of $5.2 and $5.8, respectively	70.3	81.5
Accounts receivable—other	2.1	2.1
Prepaid expenses and other	16.4	12.2
Total current assets	125.3	165.2
Plant, property and equipment, net	933.3	924.7
Franchise operating rights	809.2	952.4
Goodwill	270.9	384.1
Intangible assets subject to amortization, net	4.9	5.5
Other noncurrent assets	21.4	9.7
Total assets	$2,165.0	$2,441.6
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable—trade	$29.8	$26.1
Accrued interest	3.2	3.6
Accrued liabilities and other	92.2	94.5
Current portion of debt and capital lease obligations	24.0	24.0
Current portion of unearned service revenue	46.2	43.2
Total current liabilities	195.4	191.4
Long-term debt and capital lease obligations—less current portion and debt issuance costs	2,222.5	2,227.2
Deferred income taxes, net	178.4	220.4
Other noncurrent liabilities	7.8	7.0
Total liabilities	2,604.1	2,646.0
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 89,545,907 and 88,887,915 issued as of March 31, 2018 and December 31, 2017, respectively; 84,448,065 and 88,426,742 outstanding as of March 31, 2018 and December 31, 2017, respectively	0.9	0.9
Additional paid-in capital	304.0	299.9
Accumulated deficit	(694.0)	(500.4)
Treasury stock at cost, 5,097,842 and 461,173 shares as of March 31, 2018 and December 31, 2017, respectively	(50.0)	(4.8)
Total stockholders’ deficit	(439.1)	(204.4)
Total liabilities and stockholders’ deficit	$2,165.0	$2,441.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2018	2017
	(in millions, except per share data)
Revenue	$285.5	$300.0
Costs and expenses:
Operating (excluding depreciation and amortization)	157.9	159.8
Selling, general and administrative	39.7	30.3
Depreciation and amortization	46.3	50.3
Impairment losses on intangibles and goodwill	256.4	—
Management fee to related party	—	0.5
	500.3	240.9
(Loss) income from operations	(214.8)	59.1
Other income (expense):
Interest expense	(29.1)	(45.7)
Loss on early extinguishment of debt	—	(5.0)
Gain on sale of system dispositions	—	38.7
Other income, net	—	1.4
(Loss) income before provision for income taxes	(243.9)	48.5
Income tax benefit	41.2	23.9
Net (loss) income	$(202.7)	$72.4

Basic and diluted (loss) earnings per common shares
Basic	$(2.40)	$1.09
Diluted	$(2.40)	$1.09
Weighted-average common shares outstanding
Basic	84,479,896	66,525,044
Diluted	84,479,896	66,600,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(unaudited)

	Common Shares	Common Stock par value	Treasury Stock at Cost	Additional Paid- in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	(in millions, expect per share data)
Balances at January 1, 2018	88,426,742	$0.9	$(4.8)	$299.9	$(500.4)	$(204.4)
Impact of change in accounting policy	—	—	—	—	9.1	9.1
Stock-based compensation	—	—	—	4.3	—	4.3
Issuance of restricted stock	657,992	—	—	—	—	—
Purchase of shares	(4,636,669)	—	(45.2)	—	—	(45.2)
Other	—	—	—	(0.2)	—	(0.2)
Net loss	—	—	—	—	(202.7)	(202.7)
Balances at March 31, 2018 (1)	84,448,065	$0.9	$(50.0)	$304.0	$(694.0)	$(439.1)

(1)                                 Included in outstanding shares as of March 31, 2018 are 2,545,272 non-vested shares of restricted stock awards granted to employees and directors.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2018	2017
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(202.7)	$72.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	46.3	50.3
Provision for doubtful accounts	5.2	4.2
Deferred income taxes	(42.2)	(32.6)
Gain on sale of system dispositions	—	(38.7)
Amortization of debt issuance costs, premium and discount, net	1.2	1.2
Non-cash compensation expense	4.3	0.5
Loss on early extinguishment of debt	—	0.2
Impairment losses on intangibles and goodwill	256.4	—
Other non-cash items	—	0.3
Changes in operating assets and liabilities:
Receivables and other operating assets	1.4	0.7
Payables and accruals	4.9	(27.7)
Net cash flows provided by operating activities	74.8	30.8

Cash flows from investing activities:
Capital expenditures	(56.5)	(79.2)
Proceeds from sale of assets	—	213.0
Other investing activities	0.2	2.0
Net cash flows (used in) provided by investing activities	(56.3)	135.8

Cash flows from financing activities:
Payments on debt and capital lease obligations	(6.0)	(110.8)
Contribution from former Parent	—	8.8
Repurchase of old management units	—	(8.8)
Distribution to former Parent	—	(0.1)
Purchase of shares	(45.2)	—
Other	(0.2)	—
Net cash flows used in financing activities	(51.4)	(110.9)
(Decrease) increase in cash and cash equivalents	(32.9)	55.7
Cash and cash equivalents, beginning of period	69.4	30.8
Cash and cash equivalents, end of period	$36.5	$86.5
Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$28.4	$65.9
Cash paid during the periods for income taxes	$0.2	$1.2
Non-cash financing activities:
Capital expenditure accounts payable and accruals	$8.9	$10.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

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

On May 25, 2017, the Company completed an initial public offering (“IPO”) of shares of its common stock, which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “WOW”. Prior to its IPO, WOW was wholly owned by Racecar Acquisition, which is a wholly owned subsidiary of WideOpenWest Holdings, LLC (“Parent”).  Subsequent to the IPO, Racecar Acquisition and former Parent were liquidated and the shares distributed to their respective owners. In the following context, the terms we, us, WOW, or the Company may refer, as the context requires, to WOW or, collectively, WOW and its subsidiaries.

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

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

Subsequent to the Restructuring, the financial statements and notes to financial statements presented herein include the consolidated accounts of WOW and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates as one operating segment. Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on the Company’s previously reported results of operations, financial position, or cash flows.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. The year-end consolidated balance sheet was derived from audited financial statements. In the opinion of management, all normally recurring adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the 2017 Annual Report filed with the SEC on March 14, 2018.

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

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. There have been further amendments, including practical expedients, with the issuance of ASU 2018-01 in January 2018. The amended guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company will adopt this guidance beginning with its first quarter ending March 31, 2019. The Company is in the process of evaluating the impact of the new standard on its statement of financial position, results of operations and cash flows.

Recently Adopted Accounting Pronouncements

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). ASC 606 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity is required to follow five steps which are comprised of (a) identifying the contract(s) with a customer; (b) identifying the performance obligations in the contract; (c) determining the transaction price; (d) allocating the transaction price to the performance obligations in the contract and (e) recognizing revenue when (or as) the entity satisfies a performance obligation.

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective transition method and recorded the cumulative effect to the Company’s opening accumulated deficit of $9.1 million, net of tax, representing:

(i)            the recognition of a contract liability associated with “open” or “non-completed” month-to-month and fixed term service contracts containing fees for installation related activities,

(ii)           the recognition of an asset for costs of obtaining contracts with customers, associated with “open” or “non-completed” month-to-month and fixed term service contracts, and

(iii)          the income tax impacts of items (i) and (ii) above.

A completed contract is defined in ASC 606 as a contract for which the Company has recognized all or substantially all of the revenue under the previous revenue recognition rules. In addition to applying the new revenue recognition rules under ASC 606 only to open or non-completed contracts, the Company has elected to apply the practical expedient related to contract modifications and have not separately evaluated the effects of contract modifications prior to January 1, 2018 in determining the adjustment to the Company’s opening accumulated deficit.

Prior to the adoption of ASC 606, the Company recognized revenue related to installation activities upfront to the extent of direct selling costs, which generally resulted in recognition of revenue when the installation related activities had been provided to the customer. Under ASC 606, the majority of the Company’s installation related activities are not considered to be separate performance obligations and non-refundable upfront fees related to installations are assessed to determine whether they provide the customer with a material right. Following the adoption of ASC 606, the Company began recognizing upfront fees for installation related activities as revenue (i) over the period which the customer is expected to benefit from the ability to avoid paying an additional fee upon renewal for month-to-month residential subscription service contracts and (ii) over the term of the contract for business subscription service contracts. In addition, the Company began recognizing an asset for costs associated with obtaining contracts with customers, including sales commissions, and amortizing these costs over the expected period of benefit.

The following tables summarize the impacts of adopting ASC 606 on the Company’s condensed consolidated balance sheet and statement of operations as of and for the three months ended March 31, 2018.

Condensed Consolidated Balance Sheet

	As of March 31, 2018
	As reported	Adjustments	Without adoption of Topic 606
	(in millions)
Assets
Current assets:
Prepaid expenses and other	$16.4	$(2.8)	$13.6
Total current assets	125.3	(2.8)	122.5
Other noncurrent assets	21.4	(12.0)	9.4
Total assets	$2,165.0	$(14.8)	$2,150.2
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of unearned service revenue	$46.2	$(3.5)	$42.7
Total current liabilities	195.4	(3.5)	191.9
Deferred income taxes, net	178.4	(0.2)	178.2
Other noncurrent liabilities	7.8	(0.5)	7.3
Total liabilities	2,604.1	(4.2)	2,599.9
Accumulated deficit	(694.0)	(10.6)	(704.6)
Total stockholders’ deficit	(439.1)	(10.6)	(449.7)
Total liabilities and stockholders’ deficit	$2,165.0	$(14.8)	$2,150.2

Condensed Consolidated Statement of Operations

	Three months ended March 31, 2018
	As reported	Adjustments	Without adoption of Topic 606
	(in millions)
Revenue	$285.5	$1.9	$287.4
Costs and expenses:
Selling, general and administrative	39.7	3.4	43.1
	500.3	3.4	503.7
Loss from operations	(214.8)	(1.5)	(216.3)
Loss before provision for income taxes	(243.9)	(1.5)	(245.4)
Net loss	$(202.7)	$(1.5)	$(204.2)

ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company early adopted this standard in the fourth quarter of 2017 in conjunction with its annual goodwill impairment assessment.

ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 eliminates the current prohibition on the recognition of the income tax effects on the transfer of assets among subsidiaries. After adoption of this ASU, the income tax effects associated with these transfers, except for the transfer of inventory, will be recognized in the period the asset is transferred versus the current deferral and recognition upon either the sale of the asset to a third party or the remaining useful life of the asset. The standard became effective for the Company beginning January 1, 2018, and requires any deferred taxes not yet recognized on intra-entity transfers to be recorded to retained earnings under a modified retrospective approach. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations or cash flows.

ASU 2016-15, Statement of Cash Flows (Topic 230)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”), making changes to the classification of certain cash receipts and cash payments in order to reduce diversity in presentation. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The update addresses eight specific cash flow issues, of which only one is applicable to the Company’s financial statements. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3. Revenue from Contracts with Customers

Residential and Business Subscription Services

Residential and business subscription services revenue consists primarily of monthly recurring charges for HSD, Video, and Telephony services, including charges for equipment rentals and other regulatory fees, and non-recurring charges for optional services, such as pay-per-view, video-on-demand, and other events provided to the customer. Monthly charges for residential and business subscription services are billed in advance and recognized as revenue over the period of time the associated services are provided to the customer. Charges for optional services are generally billed in arrears and are recognized at the point in time when the services are provided to the customer.

•      HSD revenue consists primarily of fixed monthly fees for data service, including charges for rentals of modems, and revenue recognized related to non-recurring upfront fees associated with installation and other administrative activities provided to HSD customers.

•      Video revenue consists of fixed monthly fees for basic, premium and digital cable television services, including charges for rentals of video converter equipment and other regulatory fees, and revenue recognized related to non-recurring upfront fees associated with installation and other administrative activities provided to video customers, as well as non-recurring charges for optional services, such as pay-per-view, video-on-demand and other events provided to the customer.

•      Telephony revenue consists of fixed monthly fees for local services, including certain regulatory and ancillary customer fees, and enhanced services, such as call waiting and voice mail, revenue recognized related to non-recurring upfront fees associated with installation and other administrative activities provided to telephony customers as well as charges for measured and flat rate long-distance service.

The vast majority of the Company’s residential customers can cancel their subscription services at any time without paying a termination penalty. While a portion of residential customers have entered into contracts for subscription services ranging from 12 months to 24 months in length, the Company recognizes revenue for these customers on a basis that is consistent with customers that have entered into month-to-month contracts as the early termination fees within these contracts are not considered to be substantive. The Company’s business customers have entered into non-cancellable contracts for subscription services averaging 30 months.

The Company is required to pay certain cable franchising authorities an amount based on the percentage of gross revenue derived from video services. The Company generally passes these fees and other similar regulatory and ancillary fees on to the customer. Revenues from regulatory and other ancillary fees passed on to the customer are reported with the associated service revenue and the corresponding costs are reported as an operating expense.

Bundled Subscription Services

The Company often markets multiple subscription services as part of a bundled arrangement that may include a discount. When customers have entered into a bundled service arrangement, the total transaction price for the bundled arrangement is allocated between the separate services included in the bundle based on their relative stand-alone selling prices. The allocation of the transaction price in bundled services requires judgment, particularly in determining the stand-alone selling prices for the separate services included in the bundle. The stand-alone selling price for the majority of services are determined based on the prices at which the Company separately sells the service. For services sold on an infrequent basis and for a wide range of prices, the Company estimates stand-alone selling prices using the adjusted market assessment approach, which considers the prices of competitors for similar services.

Other Business Services Revenue

Other business services revenue consists primarily of monthly recurring charges for session initiates protocol, web hosting, metro Ethernet, wireless backhaul, broadband carrier, and cloud infrastructure services provided to business customers. Monthly charges for other business services are generally billed in advance and recognized as revenue when the associated services are provided to the customer.

Other Revenue

Other revenue consists primarily of revenue from line assurance warranty services provided to residential and business customers and revenue from advertising placement. Monthly charges for line assurance warranty services are generally billed in advance and recognized as revenue over the period of time the warranty services are provided to the customer. Charges for advertising placement are generally billed in arrears and recognized as revenue at the point in time when the advertising is distributed.

Revenue by Service Offering

Revenue by service offering is set forth in the table below:

	Three months ended March 31, 2018
	(in millions)
	Residential Subscription	Business Subscription	Total Revenue
HSD	$94.3	$17.4	$111.7
Video	118.5	3.3	121.8
Telephony	19.3	10.7	30.0
Total subscription services revenue	$232.1	$31.4	$263.5
Other business services revenue (a)	—	—	7.2
Other revenue	—	—	14.8
Total revenue			$285.5

(a)   Includes wholesale and collocation revenue of $5.7 million.

Costs of Obtaining Contracts with Customers

The Company recognizes an asset for incremental costs of obtaining contracts with customers when it expects to recover those costs. Costs which would be incurred regardless of whether a contract is obtained are expensed as they are incurred.  Costs of obtaining contracts with customers are amortized over the expected period of benefit, which generally ranges from three to four years for residential customers and six to seven years for business customers. As of March 31, 2018, the current portion of costs of obtaining contracts with customers of $2.8 million and non-current portion of costs of obtaining contracts with customers of $12.0 million are included in prepaid expenses and other and other noncurrent assets, respectively, in the Company’s condensed consolidated balance sheet. Amortization of costs of obtaining contracts with customers is included in selling, general and administrative expense in the Company’s condensed consolidated statement of operations.

Contract Liabilities

Monthly charges for residential and business subscription services are billed in advance and recorded as unearned service revenue. Residential and business customers may be charged non-recurring upfront fees associated with installation and other administrative activities. Charges for upfront fees associated with installation and other administrative activities are initially recorded as unearned services revenue and recognized as revenue over the expected period of benefit for residential customers, which has been estimated as 5 months, and over the contract term for business customers, which has been estimated as 30 months. The Company has estimated the expected period of benefit for residential customers based on consideration of quantitative and qualitative factors including the average installation fee charged, the average monthly revenue per customer, and customer behavior. As of March 31, 2018, the current portion of $3.5 million and the non-current portion of $0.5 million are included in current portion of unearned service revenue and other noncurrent liabilities, respectively, in the Company’s condensed consolidated balance sheet.

Unsatisfied Performance Obligations

Revenue from month-to-month residential subscription service contracts have historically represented a significant portion of the Company’s revenue and the Company expects that this will continue to be the case in future periods. The Company has elected to apply the practical expedient in paragraph 606-10-50-14(a) and has not disclosed revenue expected to be recognized in the future related to month-to-month residential subscription services.

A summary of expected revenue to be recognized in future periods related to performance obligations which have not been satisfied or are partially unsatisfied as of  March 31, 2018 is set forth in the table below:

	2018	2019	2020	Thereafter	Total
	(in millions)
Subscription services	$70.8	$40.6	$13.5	$5.4	$130.3
Other business services	4.2	2.6	0.4	0.1	7.3
Total expected revenue	$75.0	$43.2	$13.9	$5.5	$137.6

Note 4. Plant, Property and Equipment, Net

Plant, property and equipment consisted of the following:

	March 31, 2018	December 31, 2017
	(in millions)
Distribution facilities	$1,409.1	$1,373.6
Customer premise equipment	420.0	414.5
Head-end equipment	317.1	320.4
Telephony infrastructure	86.4	92.4
Computer equipment and software	113.3	107.6
Vehicles	35.9	36.0
Buildings and leasehold improvements	44.6	44.6
Office and technical equipment	32.8	32.8
Land	6.2	6.2
Construction in progress (including material inventory and other)	108.9	95.2
Total plant, property and equipment	2,574.3	2,523.3
Less accumulated depreciation	(1,641.0)	(1,598.6)
Plant, Property and Equipment, Net	$933.3	$924.7

Depreciation expense for the three months ended March 31, 2018 and 2017 was $45.7 million and $49.7 million, respectively. Included in depreciation expense were gains (losses) on write-offs or sales of head-end and customer premise equipment totaling nil and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.

Note 5. Asset Sales

Sale of Chicago Fiber Network

On August 1, 2017, the Company entered into a definitive agreement to sell a portion of its fiber network in the Company’s Chicago market to a subsidiary of Verizon for $225.0 million in cash. On December 14, 2017, the Company finalized the sale by entering into an Asset Purchase Agreement (“APA”) with a subsidiary of Verizon.

In addition to the APA, the Company and a subsidiary of Verizon entered into a Construction Services Agreement pursuant to which the Company will complete the build-out of the network in exchange for $50.0 million, which represents the estimated remaining build-out costs to complete the network. The $50.0 million will be payable as such network elements are completed. The Company anticipates such network will be completed in the first half of 2019.

As a result of entering into the Construction Services Agreement, the Company concluded that the assets and liabilities associated with the build-out of the network met the criteria to be classified as held for sale. As of March 31, 2018, the Chicago fiber network has $16.3 million in total assets held for sale that are included in the accompanying condensed consolidated balance sheet which represents what the Company has spent on construction subsequent to the signing of the definitive agreement, less the costs of sites completed. For the three months ending March 31, 2018, the Company continued construction of the network elements under the Construction Services Agreement and plans to complete several elements during the second quarter of 2018.

Sale of Lawrence, Kansas System

On January 12, 2017, the Company and Midcontinent Communications (“MidCo”) consummated an asset purchase agreement under which MidCo acquired the Company’s Lawrence, Kansas system for net proceeds of approximately $213.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the agreement. As a result of the asset purchase agreement, the Company recorded a gain on sale of assets of $38.4 million. The results of the Company’s Lawrence, Kansas system for the first 12 days of fiscal 2017 are included in the unaudited condensed consolidated financial statements for the three months ended March 31, 2017, but not included in the three months ended March 31, 2018 unaudited condensed consolidated financial statements. The Company and MidCo also entered into a transition services agreement under which the Company provided certain services to MidCo on a transitional basis. The transition services agreement, originally expiring on July 1, 2017, was extended to September 28, 2017. Charges for the transition services generally allowed the Company to fully recover all allowed costs and allocated expenses incurred in connection with providing these services, generally without profit.

Note 6. Franchise Operating Rights & Goodwill

Changes in the carrying amounts of the Company’s franchise operating rights and goodwill during the three months ended March 31, 2018 are set forth below:

	December 31, 2017	Acquisitions	Sales	Impairment	March 31, 2018
	(in millions)
Franchise operating rights	$952.4	—	—	$143.2	$809.2
Goodwill	384.1	—	—	113.2	270.9
	$1,336.5	—	—	$256.4	$1,080.1

Due to the decline in the Company’s stock price during the three months ended March 31, 2018, the Company performed an evaluation of recoverability of its franchise operating rights and goodwill.

Impaired Franchise Operating Rights

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

For franchise operating rights that were evaluated using quantitative analysis, the Company calculates the estimated fair value of franchise operating rights using the multi-period excess earnings method, an income approach, which calculates the estimated fair value of an intangible asset by discounting its future cash flows. The estimated fair value is determined based on discrete discounted future cash flows attributable to each franchise operating right intangible asset using assumptions consistent with internal forecasts. Key assumptions in estimating fair value under this method include, but are not limited to, revenue and subscriber growth rates (less anticipated customer churn), operating expenditures, capital expenditures (including any build out), market share achieved or market multiples, contributory asset charge rates, tax rates and a discount rate. The discount rate used in the model represents a weighted average cost of capital and the perceived risk associated with an intangible asset such as the Company’s franchise operating rights. Any excess of the carrying value of franchise operating rights over the estimated fair value is expensed as an impairment loss.

As a result of the quantitative analysis, the carrying value of franchise operating rights exceeded the estimated fair value in four of the Company’s reporting units resulting in non-cash impairment charges of $3.2 million, $47.5 million, $77.5 million and $15.0 million in the Panama City, FL, Montgomery, AL, Huntsville, AL and Dothan, AL reporting units, respectively. The primary driver of the impairment charges was a decline in the price of the Company’s common stock, which reduced the market multiples utilized to determine estimated fair market values of indefinite-lived intangible assets in certain reporting units. The impairment charge does not have an impact on the Company’s intent and/or ability to renew or extend existing franchise operating rights.

Impaired Goodwill

Goodwill is evaluated for impairment at the reporting unit level utilizing both quantitative and qualitative methods. Qualitative analysis is performed for goodwill assets in the event the previous analysis indicates that there is a significant margin between carrying value of goodwill and estimated fair value, and that it is more likely than not that the estimated fair value equals or exceeds carrying value.

For the quantitative evaluation of the Company’s goodwill, the Company utilizes both an income approach as well as a market approach. The income approach utilizes a discounted cash flow analysis to estimate the fair value of each reporting unit, while the market approach utilizes multiples derived from actual precedent transactions of similar businesses, the market value of the Company and market valuations of guideline public companies. Any excess of the carrying value of goodwill over the estimated fair value of goodwill is expensed as an impairment loss.

As a result of the quantitative analysis, the carrying value of goodwill exceeded the estimated fair value in four of the Company’s reporting units resulting in non-cash impairment charges of $23.7 million, $16.7 million, $20.2 million and $52.6 million in the Panama City, FL, Huntsville, AL, Augusta, GA and Chicago, IL reporting units, respectively. The primary driver of the impairment charges was a decline in the price of the Company’s common stock, which reduced the market multiples utilized to determine estimated fair market values of goodwill in certain reporting units.

Note 7. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2018	December 31, 2017
	(in millions)
Programming costs	$34.7	$32.2
Franchise, copyright and revenue sharing fees	10.5	12.2
Payroll and employee benefits	10.2	11.5
Construction	4.6	7.5
Property, income, sales and use taxes	19.2	18.9
Utility pole rentals	2.8	1.5
Legal and professional fees	0.6	0.8
Other accrued liabilities	9.6	9.9
Accrued Liabilities	$92.2	$94.5

Note 8. Long-Term Debt and Capital Leases

The following table summarizes the Company’s long-term debt and capital leases:

	March 31, 2018			December 31, 2017
	Available
	borrowing capacity	Effective interest rate (1)	Outstanding balance	Outstanding balance
	(in millions)
Long-term debt:
Term B Loans (2)	$—	5.10%	$2,256.3	$2,261.4
Revolving Credit Facility (3)	292.8	4.60%	—	—
Total long-term debt	$292.8		2,256.3	2,261.4
Capital lease obligations			2.5	2.8
Total long-term debt and capital lease obligations			2,258.8	2,264.2
Less debt issuance costs (4)			(12.3)	(13.0)
Sub-total			2,246.5	2,251.2
Less current portion			(24.0)	(24.0)
Long-term portion			$2,222.5	$2,227.2

(1)                                 Represents the effective interest rate in effect for all borrowings outstanding as of March 31, 2018 pursuant to each debt instrument including the applicable margin.

(2)                                 At March 31, 2018 includes $12.3 million of net discounts.

(3)                                 Available borrowing capacity at March 31, 2018 represents $300.0 million of total availability less outstanding letters of credit of $7.2 million.  Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company.

(4)                                 At March 31, 2018, debt issuance costs include $8.9 million related to Term B Loans and $3.4 million related to Revolving Credit Facility.

Refinancing of the Term B Loans and Revolving Credit Facility

On July 17, 2017, the Company entered into an eighth amendment (“Eighth Amendment”) to its Credit Agreement, with JPMorgan Chase Bank, N.A., as the administrative agent and revolver agent. Under the Eighth Amendment, (i) the Company borrowed new Term B loans in an aggregate principal amount of $230.5 million, for a total outstanding Term B loan principal amount of $2.28 billion and (ii) the revolving credit commitments were increased by an aggregate principal amount of $100.0 million, for a total outstanding revolving credit commitment of $300.0 million available to the Company under the revolving credit facility. The new Term B loans will mature on August 19, 2023 and bear interest, at the Company’s option, at a rate equal to ABR plus 2.25% or LIBOR plus 3.25%. Loans under the revolving credit facility will mature on May 31, 2022 and bear interest, at the Company’s option, at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%.  The guarantees, collateral and covenants in the Eighth Amendment remain unchanged from those contained in the credit agreement prior to the Eighth Amendment. As of March 31, 2018, the Company was in compliance with all debt covenants.

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

On August 19, 2016, the Company entered into a sixth amendment (“Sixth Amendment”) to its Credit Agreement. The Sixth Amendment provided for the addition of a $2.065 billion seven year Term B Loan which bore interest at LIBOR plus 3.50% or ABR plus 2.50% and included a 1.00% LIBOR floor. The Term B Loan had a maturity date of August 19, 2023, unless the earlier maturity dates set forth below was triggered under the following circumstances: (a) April 15, 2019 if (i) any of the Company’s existing outstanding Senior Notes were outstanding on April 15, 2019, or (ii) any future indebtedness with a final maturity date prior to the date that is 91 days after August 19, 2023 was incurred to refinance the Company’s existing Senior Notes or (b) July 15, 2019 if (i) any of the Company’s existing Senior Subordinated Notes were outstanding on July 15, 2019, or (ii) any indebtedness with a final maturity prior to the date that is 91 days after August 19, 2023 was incurred to refinance the Company’s existing Senior Subordinated Notes. As described below, the Senior Subordinated Notes were fully redeemed on December 18, 2016 and the Senior Notes were fully redeemed on July 17, 2017.

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

Redemption of 10.25% Senior Notes

On March 20, 2017, the Company utilized cash on hand to redeem $95.1 million in aggregate principal amount outstanding of the 10.25% Senior Notes due 2019 (“Senior Notes”). In addition to the partial redemption, the Company paid accrued interest on the Senior Notes of $1.7 million and a call premium of $4.9 million. The Company recorded a loss on early extinguishment of debt of $5.0 million, primarily representing the cash call premium paid.

On July 17, 2017, the Company used the proceeds of the new Term B loans under the Eighth Amendment, and borrowed $180.0 million under its revolving credit facility and cash on hand to fully redeem all of the Company’s remaining outstanding Senior Notes and to pay certain fees and expenses.  In connection with the redemption of the Senior Notes, the Company satisfied and discharged the indenture governing the Senior Notes.  The Company paid $729.9 million in principal amount, incurred prepayment fees of $18.7 million and paid accrued interest of $37.6 million.

Note 9. Equity

Initial Public Offering

On May 25, 2017, the Company completed an IPO of shares of its common stock, which are listed on the NYSE under the ticker symbol “WOW”.

The Company sold 20,970,589 shares of its common stock at a price of $17 per share (including the exercise of the overallotment) for $356.5 million in gross proceeds.  The Company incurred costs directly associated with the IPO of $22.5 million, resulting in proceeds from the IPO (net of issuance costs) of $334.0 million. Outstanding shares and per-share amounts disclosed as of March 31, 2018 and for all other comparative periods presented have been retroactively adjusted to reflect the effects of the May 25, 2017, 66,498.762 to 1 stock-split.

Common Stock

The following represents the Company’s purchase of WOW common stock during the three months ended March 31, 2018. The shares are reflected as treasury stock in the Company’s condensed consolidated balance sheet.

Three months ended March 31, 2018
Shares
Share buybacks	4,625,037
Income tax withholding	11,632
4,636,669

On December 14, 2017, the Company’s Board of Directors authorized the Company to purchase up to $50.0 million of its outstanding common stock. The Company completed the buyback program on March 26, 2018, with total common stock shares repurchased of 5.1 million. The Company has the authority to reissue shares repurchased under the buyback program.

Note 10. Stock-Based Compensation

WOW’s 2017 Omnibus Incentive Plan provides for grants of stock options, restricted stock and performance awards. The Company’s directors, officers and other employees and persons who engage in services for the Company are eligible for grants under the 2017 Omnibus Incentive Plan. The 2017 Omnibus Incentive Plan has authorized 6,355,054 shares of common stock to be available for issuance, subject to adjustment in the event of a reorganization, stock split, merger or similar change in the Company’s corporate structure of the outstanding shares of common stock.

The following table summarizes the restricted stock activity during the three months ended March 31, 2018.

Number of Restricted Stock Shares

Granted (1)	786,360
Cancelled	—
Forfeited	(128,368)
Vested	27,290

(1)         The total outstanding non-vested shares of restricted stock awards granted to employees and directors are included in total outstanding shares as of March 31, 2018.

For restricted stock awards that contain only service conditions for vesting, the Company calculates the award fair value based on the closing stock price on the accounting grant date. Restricted stock generally vests ratably over a three year period based on the date of grant. Included in the unvested grants are the short term grants that replaced the 2017 Management Bonus Plan, which provided for incentive cash bonuses for the majority of the Company’s employees based upon the achievement of certain business and individual or department objectives, including most prominently adjusted consolidated earnings before interest, tax, depreciation and amortization. Such grants in aggregate totaled 866,708 shares and will vest 100% on June 30, 2018 assuming the participant continues to be employed by the Company.

For the three months ended March 31, 2018 and 2017, the Company recorded $4.3 million and $0.5 million, respectively, of non-cash stock-based compensation expense which is reflected in selling, general and administrative expense and operating expenses (excluding depreciation and amortization), depending on the recipients’ duties, in the Company’s unaudited condensed consolidated statements of operations.

Note 11. Earnings (Loss) per Common Share

Basic earnings or loss per share attributable to the Company’s common shareholders is computed by dividing net earnings or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share attributable to common shareholders presents the dilutive effect, if any, on a per share basis of potential common shares (such as restricted stock units) as if they had been vested or converted during the periods presented. No such items were included in the computation of diluted loss per share for the three months ended March 31, 2018 because the Company incurred a net loss in the period and the effect of inclusion would have been anti-dilutive. All of the shares outstanding and per share amounts have been retroactively adjusted to reflect the stock-split in the accompanying unaudited condensed consolidated financial statements.

	Three months ended March 31,
	2018	2017
	(in millions, except for per share data)
Net (loss) income	$(202.7)	$72.4

Basic weighted-average shares	84,479,896	66,525,044
Effect of dilutive securities:
Restricted stock awards	—	75,950
Diluted weighted-average shares	84,479,896	66,600,994

Basic net (loss) income per share	$(2.40)	$1.09
Diluted net (loss) income per share	$(2.40)	$1.09

Note 12. Fair Value Measurements

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

The estimated fair value of the Company’s long-term debt, which includes debt subject to the effects of interest rate risk, was based on dealer quotes considering current market rates and was approximately $2,220.4 million compared to carrying value of

$2,268.6 million, not including debt issuance costs, discount and premium as of March 31, 2018. As the Company’s ratio of its aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets, the Company has concluded that the fair value of debt should be classified as a Level 2. There were no transfers into or out of Level 1, 2 or 3 during the three months ended March 31, 2018.

Note 13. Income Taxes

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

The Company assesses the available positive and negative evidence to estimate whether sufficient taxable income will be generated to permit the utilization of existing deferred tax assets. On the basis of this evaluation, as of March 31, 2018, a valuation allowance of $64.9 million remains recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The valuation allowance is based on the Company’s existing positive and negative evidence. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased based on the Company’s future operating results.

The Company reported total income tax benefit of $41.2 million and $23.9 million for the three months ended March 31, 2018 and 2017, respectively. In the current period, the Company recorded a non-cash impairment charge of $256.4 million related to franchise operating rights and goodwill. As a result of this impairment, the Company has recorded an income tax benefit of approximately $46.1 million.

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. For federal tax purposes, the Company’s 2014 through 2017 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company’s 2014 through 2017 tax years remain open for examination by the tax authorities under a three year statute of limitations. Should the Company utilize any of its U.S. or state loss carryforwards, their carryforward losses, which date back to 1995, would be subject to examination.

As of March 31, 2018, the Company recorded gross unrecognized tax benefits of $27.1 million, all of which, if recognized, would affect the Company’s effective tax rate. Interest and penalties related to income tax liabilities, if incurred, are included in income tax benefit (expense) in the condensed consolidated statement of operations. The Company has accrued gross interest and penalties of $1.5 million. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues are addressed in the Company’s tax audits in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

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

Note 14. Commitments and Contingencies

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

Note 15. Related Party Transactions

Prior to the Company’s IPO, the Company paid a quarterly management fee of $0.4 million plus travel and miscellaneous expenses, if any, to Avista Capital Partners (“Avista”) and Crestview Advisors, LLC (“Crestview”), majority owners of the Company’s former Parent. In addition, pursuant to a consulting agreement dated as of December 18, 2015 by and among Parent, Avista and Crestview, Crestview is entitled to 50% of any management fee actually received by Avista. Such fee will no longer be paid in future periods. The management fee paid by the Company for the three months ended March 31, 2018 and 2017 amounted to nil and $0.5 million, respectively.

As of March 31, 2018, approximately 62% of outstanding common shares were held by Avista and Crestview.

Note 16. Subsequent Events

Subsequent to the end of the quarter, the Company entered into interest rate swap agreements for a notional amount covering approximately 60% of the outstanding principal balance of the Company’s floating rate debt to mitigate the risk of rising interest rates.

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

•                  potential impairments to our goodwill or franchise operating rights;

•                  our ability to manage the risks involved in the foregoing; and

other factors described from time to time in our reports filed or furnished with the SEC, and in particular those factors set forth in the section entitled “Risk Factors” in our annual report filed on Form 10-K with the SEC on March 14, 2018 and other reports subsequently filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

Overview

We provide high-speed data (“HSD”), cable television (“Video”), voice over IP-based telephony (“Telephony”), and business-class services to a service area that includes approximately 3.1 million homes and businesses. Our services are delivered across nineteen markets via our advanced HFC cable network. Our footprint covers over 300 communities in the states of Alabama, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, Ohio, South Carolina and Tennessee. Led by our robust HSD offering, our products are available either as a bundle or as an individual service to residential and business services customers. As of March 31, 2018, 798,500 customers subscribed to our services.

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

We are focused on efficient capital spending and maximizing adjusted earnings before income taxes, depreciation and amortization (“Adjusted EBITDA”) through an Internet-centric growth strategy while maintaining a profitable video subscriber base. Based on our per subscriber economics, we believe that HSD represents the greatest opportunity to enhance profitability across our residential and business markets. We believe that our advanced network is designed to meet our current and future customers’ HSD needs. We offer HSD speeds up to 1 GIG in 95% of our footprint.

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

Ownership and Basis of Presentation

WideOpenWest, LLC commenced operations in 2001. WideOpenWest, LLC was wholly owned by WideOpenWest Kite, Inc., which was wholly owned by Racecar Acquisition, LLC (“Racecar Acquisition”). Racecar Acquisition was a wholly owned subsidiary of WideOpenWest Holdings, LLC (“Parent”).

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

As of March 31, 2018, Crestview Advisors, LLC (“Crestview”) and Avista Capital Partners (“Avista”) hold approximately 62% of the Company’s outstanding shares.

Stock Repurchase Program

On December 14, 2017, the Board of Directors authorized the Company to repurchase up to $50.0 million of our common stock. As of March 26, 2018, we completed the stock repurchase program with total common stock shares repurchased of 5.1 million for $50.0 million.

Interest Rate Swap

Subsequent to the end of the quarter, we entered into interest rate swap agreements for a notional amount covering approximately 60% of the outstanding principal balance of our floating rate debt to mitigate the risk of rising interest rates.

Refinancing of the Term B Loans and Revolving Credit Facility

On July 17, 2017, we entered into an eighth amendment (“Eighth Amendment”) to our Credit Agreement, with JPMorgan Chase Bank, N.A., as the administrative agent and revolver agent. Under the Eighth Amendment, (i) we borrowed new Term B loans in an aggregate principal amount of $230.5 million, for a total outstanding Term B loan principal amount of $2.28 billion and (ii) the revolving credit commitments were increased by an aggregate principal amount of $100.0 million, for a total outstanding revolving credit commitment of $300.0 million available to us under the revolving credit facility. The new Term B loans will mature on August 19, 2023 and bear interest, at our option, at a rate equal to ABR plus 2.25% or LIBOR plus 3.25%. Loans under the revolving credit facility will mature on May 31, 2022 and bear interest, at our option, at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%.  The guarantees, collateral and covenants in the Eighth Amendment remain unchanged from those contained in the credit agreement prior to the Eighth Amendment.

On May 31, 2017, we entered into a seventh amendment (“Seventh Amendment”) to our Credit Agreement. The Seventh Amendment (i) refinanced the existing $200.0 million of borrowings available to us under the revolving credit facility and (ii) extended the maturity date of the revolving credit facility to May 31, 2022. The interest rate margins applicable to the revolving credit facility bore interest at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%. Additionally, we entered into an Incremental Commitment Letter to our revolving credit facility that increased the available borrowings to $300.0 million. The guarantees, collateral and covenants in the Seventh Amendment remain unchanged from those contained in the credit agreement prior to the Seventh Amendment.

Redemption of 10.25% Senior Notes

On March 20, 2017, we utilized cash on hand to redeem $95.1 million in aggregate principal amount outstanding of the 10.25% Senior Notes due 2019 (“Senior Notes”). In addition to the partial redemption, we paid accrued interest on the Senior Notes of

$1.7 million and a call premium of $4.9 million. We recorded a loss on early extinguishment of debt of $5.0 million, primarily representing the cash call premium paid.

On July 17, 2017, we used the proceeds of the new Term B loans, and borrowed $180.0 million under our revolving credit facility and cash on hand to fully redeem all of the Company’s remaining outstanding Senior Notes and to pay certain fees and expenses.  In connection with the redemption of the Senior Notes, we satisfied and discharged the indenture governing the Senior Notes.  We paid $729.9 million in principal amount, incurred prepayment fees of $18.7 million and paid accrued interest of $37.6 million.

Sale of Chicago Fiber Network

On December 14, 2017, we finalized the sale of a portion of our fiber network in the Chicago market to a subsidiary of Verizon for $225.0 million in cash. In addition, we and Verizon entered into a new construction agreement pursuant to which we will complete the build-out of the network in exchange for approximately $50.0 million (which approximates our remaining estimate to complete the network build-out), payable as the remaining network elements are completed. The final build-out of the network is expected to be completed during the first half of 2019.

Sale of Lawrence, Kansas System

On January 12, 2017, we and Midcontinent Communications (“MidCo”) consummated an asset purchase agreement under which MidCo acquired our Lawrence, Kansas system for net proceeds of approximately $213.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the Agreement. The first 12 days of results of our Lawrence, Kansas system are included in the three months ended March 31, 2017 unaudited condensed consolidated financial statements but not included in the three months ended March 31, 2018 unaudited consolidated financial statements.

Critical Accounting Policies and Estimates

In the preparation of our unaudited condensed consolidated financial statements, we are required to make estimates, judgments and assumptions we believe are reasonable based upon the information available, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe the following accounting policies are the most critical in the preparation of our unaudited condensed consolidated financial statements because of the judgment necessary to account for these matters and the significant estimates involved, each of which are susceptible to change.

Valuation of Plant, Property and Equipment and Intangible Assets

Carrying Value.  The aggregate carrying value of our plant, property and equipment and intangible assets (including franchise operating rights and goodwill) comprised approximately 93% of our total assets at March 31, 2018 and December 31, 2017, respectively.

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

For franchise assets that undergo quantitative analysis, we calculate the estimated fair value of franchise operating rights using the multi-period excess earnings method, an income approach, which calculates the estimated fair value of an intangible asset by discounting its future cash flows. The estimated fair value is determined based on discrete discounted future cash flows attributable to each franchise operating right intangible asset using assumptions consistent with internal forecasts. Key assumptions in estimating fair value under this method include, but are not limited to, revenue and subscriber growth rates (less anticipated customer churn), operating expenditures, capital expenditures (including any build out), market share achieved or market multiples, contributory asset charge rates, tax rates and discount rate. The discount rate used in the model represents a weighted average cost of capital and the perceived risk associated with an intangible asset such as our franchise operating rights. The estimates and assumptions made in our valuations are inherently subject to significant uncertainties, many of which are beyond our control, and there is no assurance that these results can be achieved. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would significantly affect the measurement value include the assumptions regarding revenue growth, programming expense growth rates, the amount and timing of capital expenditures and the discount rate utilized. Any excess of the carrying value of franchise operating rights over the estimated fair value would be expensed as an impairment loss.

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

For our quantitative evaluation of our goodwill, we utilize both an income approach as well as a market approach. The income approach utilizes a discounted cash flow analysis to estimate the fair value of each reporting unit, while the market approach utilizes multiples derived from actual precedent transactions of similar businesses, the market value of the Company and market valuations of guideline public companies. Any excess of the carrying value of goodwill over the estimated fair value would be expensed as an impairment loss.

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

Homes Passed and Subscribers

We report homes passed as the number of serviceable addresses, such as single residence homes, apartments and condominium units, and businesses passed by our broadband network and listed in our database. We report total subscribers as the number of subscribers who receive at least one of our HSD, Video or Telephony services, without regard to which or how many services they subscribe. We define each of the individual HSD subscribers, Video subscribers and Telephony subscribers as a revenue generating unit (“RGU”). The following table summarizes homes passed, total subscribers and total RGUs for our services as of each respective date and does not make adjustment for any of the Company’s acquisitions or divestitures:

	Dec. 31, 2016(1)	Mar. 31, 2017	Jun. 30, 2017	Sep. 30, 2017	Dec. 31, 2017(2)	Mar. 31, 2018
Homes passed	3,094,300	3,047,800	3,072,500	3,097,500	3,109,200	3,129,300
Total subscribers	803,400	780,100	776,500	776,400	777,300	798,500
HSD RGUs	747,400	729,000	727,600	730,000	732,700	743,900
Video RGUs	501,400	474,000	458,200	442,500	432,600	429,000
Telephony RGUs	258,100	243,000	235,400	226,200	219,900	218,300
Total RGUs	1,506,900	1,446,000	1,421,200	1,398,700	1,385,200	1,391,200

(1)                                 Includes the following homes passed and subscriber numbers related to our Lawrence, Kansas system which was divested on January 12, 2017: homes passed was 68,000; total subscribers was 31,100; HSD RGUs was 28,500; Video RGUs was 15,000; Telephony RGUs was 7,000; and Total RGUs was 50,500.

(2)                                 Statistical reporting was standardized to a single reporting methodology beginning in the first quarter of 2018. Previously, the data was maintained and accumulated separately through independent processes and procedures. The standardized reporting had the following increase/(decrease) on December 31, 2017 homes passed and subscriber numbers: homes passed (700); total subscribers 14,200; HSD RGUs 2,500; Video RGUs 4,100; Telephony RGUs 2,700; and Total RGUs 9,300.

The following table displays the homes passed and subscribers related to the Company’s edge-out activities:

	Dec. 31, 2016	Mar. 31, 2017	Jun. 30, 2017	Sep. 30, 2017	Dec. 31, 2017	Mar. 31, 2018
Homes passed	39,300	55,700	75,000	96,200	104,800	107,400
Total subscribers	9,000	13,000	16,900	22,700	26,400	28,600
HSD RGUs	9,000	13,000	16,800	22,600	26,200	28,300
Video RGUs	5,400	7,600	9,700	12,500	14,400	15,200
Telephony RGUs	1,900	2,800	3,700	4,500	5,200	5,600
Total RGUs	16,300	23,400	30,200	39,600	45,800	49,100

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

•                  HSD revenue consists primarily of fixed monthly fees for data service, rental of modems, and revenue recognized related to deferred installation costs for data services.

•                  Video revenue consists of fixed monthly fees for basic, premium and digital cable television services, rental of video converter equipment, revenue recognized related to deferred installation costs for video service and certain regulatory and ancillary customer fees, as well as fees from pay-per-view, video-on-demand and other events that involve a charge for each viewing.

•                  Telephony revenue consists primarily of fixed monthly fees for local service and enhanced services, such as call waiting and voice mail, revenue recognized related to deferred installation costs for telephony service and certain regulatory and ancillary customer fees, as well as measured and flat rate long-distance service.

•                  Other business service revenue consists of session initiated protocol, web hosting, metro Ethernet, wireless backhaul, broadband carrier services, dark fiber sales, advanced collocation and cloud infrastructure services.

•                  Other revenue consists primarily of advertising, late fees, line assurance warranty program, program guides and commissions related to the sale of merchandise by home shopping services.

Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our cable systems were 92% and 87% of total revenue for the three months ended March 31, 2018 and 2017, respectively. The remaining percentage of non-subscription revenue is derived primarily from advertising revenues, cloud services and collocation.

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

Results of operations

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,		Change
	2018	2017	$	%
	(in millions)
Revenue	$285.5	$300.0	$(14.5)	(5)%
Costs and expenses:
Operating (excluding depreciation and amortization)	157.9	159.8	(1.9)	*
Selling, general and administrative	39.7	30.3	9.4	31%
Depreciation and amortization	46.3	50.3	(4.0)	(8)%
Impairment losses on intangibles and goodwill	256.4	—	256.4	*
Management fee to related party	—	0.5	(0.5)	*
	500.3	240.9	259.4	*
(Loss) income from operations	(214.8)	59.1	(273.9)	*
Other income (expense):
Interest expense	(29.1)	(45.7)	16.6	36%
Loss on early extinguishment of debt	—	(5.0)	5.0	*
Gain on sale of system dispositions	—	38.7	(38.7)	*
Other income, net	—	1.4	(1.4)	*
(Loss) income before provision for income taxes	(243.9)	48.5	(292.4)	*
Income tax benefit	41.2	23.9	17.3	72%
Net (loss) income	$(202.7)	$72.4	$(275.1)	*

*                 Not meaningful

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

Revenue

Revenue for the three months ended March 31, 2018 decreased $14.5 million, or 5%, as compared to revenue for the three months ended March 31, 2017 as follows:

	Three months ended March 31,		Change
	2018	2017	$	%
	(in millions)
Residential subscription	$232.1	$232.4	$(0.3)	*
Business services subscription	31.4	28.1	3.3	12%
Total subscription	263.5	260.5	3.0	*
Other business services	7.2	11.1	(3.9)	(35)%
Other	14.8	28.4	(13.6)	(48)%
	$285.5	$300.0	$(14.5)	(5)%

Total subscription revenue increased $3.0 million, or 1%, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Contributing to the increase was approximately $8.9 million related to adjustments for the new revenue recognition accounting guidance, partially offset by a decrease of $1.3 million related to the disposition of our Lawrence, Kansas system on January 12, 2017.

After accounting for these non-recurring changes in revenue, the resulting decline of $4.6 million in subscription revenue is primarily due to a $14.8 million reduction in average total RGUs, partially offset by an $10.2 million increase in the average revenue per unit (“ARPU”) of our customer base, which is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period.

The decrease in other business services revenue of $3.9 million, or 35%, is primarily due to decreased revenue generated by network construction activities and the sale of the Chicago fiber assets and associated wholesale customers.

The decrease in other revenue of $13.6 million, or 48%, is primarily due to a decrease in advertising revenues and a reclassification of franchise fees to residential video subscription revenue in accordance with the new revenue recognition accounting guidance for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

The following table details subscription revenue by service offering for the three months ended March 31, 2018 and March 31, 2017:

	Three months ended March 31,				Subscription Revenue
	2018		2017		Change
	Subscription Revenue	Average RGUs(1)	Subscription Revenue	Average RGUs(1)	$	%
	(in millions)	(in thousands)	(in millions)	(in thousands)
HSD subscription	$111.7	738.3	$96.9	738.2	$14.8	15%
Video subscription	121.8	430.8	128.7	487.7	(6.9)	(5)%
Telephony subscription	30.0	219.1	34.9	250.5	(4.9)	(14)%
	$263.5		$260.5		$3.0	1%

(1)                                 Average subscribers, presented in thousands, is calculated based on reported subscribers and is not adjusted for changes related to the disposition of our Lawrence, Kansas system.

HSD Subscription

HSD subscription revenue increased $14.8 million, or 15%, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in HSD subscription revenue is primarily attributable to an increase of $0.9 million related to new revenue recognition accounting guidance, partially offset by a decrease of $0.6 million related to the disposition of our Lawrence, Kansas system on January 12, 2017.

After accounting for these non-recurring changes in revenue, the remaining increase of $14.5 million in HSD subscription revenue is primarily due to a $2.1 million increase in average HSD RGUs and a $12.4 million increase in HSD ARPU.

Video Subscription

Video subscription revenue decreased $6.9 million, or 5%, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease is primarily attributable to an increase of $9.6 million related to new revenue recognition accounting guidance, partially offset by a decrease of $0.6 million related to the disposition of our Lawrence, Kansas system on January 12, 2017.

After accounting for these non-recurring changes in revenue, the resulting decrease of $15.9 million in Video subscription revenue is primarily due to a $12.9 million decrease in average Video RGUs and a $3.0 million decrease in Video ARPU.

Telephony Subscription

Telephony subscription revenue decreased $4.9 million, or 14%, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease is attributable to a $1.6 million decrease related to new revenue recognition accounting guidance and $0.2 million decrease related to the disposition of our Lawrence, Kansas system on January 12, 2017.

After accounting for these non-recurring changes in revenue, the remaining $3.1 million decrease in Telephony subscription revenue is primarily due to a $4.0 million decrease in average Telephony RGUs, partially offset by a $0.9 million increase in Telephony ARPU.

Operating expenses (excluding depreciation and amortization)

Operating expenses (excluding depreciation and amortization) declined $1.9 million from the three months ended March 31, 2018 compared to the three months ended March 31, 2017. While operating expenses remained fairly consistent period over period, we experienced slight increases in employee related costs and bad debt, partially offset by increased eligible capitalizable costs.

Incremental contribution

A presentation of incremental contribution, a non-GAAP measure, is included below.

Incremental contribution is included herein because we believe that it is a key metric used by our management to assess the financial performance of the business by showing how the relative relationship of the various components of subscription services contributes to our overall consolidated historical results. Our management further believes that it provides useful information to investors in evaluating our financial condition and results of operations because the additional detail illustrates how an incremental dollar of revenue, by particular service type, generates cash, before any unallocated costs are considered, which we believe is a key component of our overall strategy and important for understanding what drives our cash flow position relative to our historical results. We believe that when evaluating our business, investors apply varying degrees of importance to the different types of subscription revenue we generate and providing supplemental detail on these services, as well as third party costs associated with each service, is useful to investors because it allows investors to better evaluate these aspects of our performance. Incremental contribution is defined by us as the components of subscription revenue, less costs directly incurred from third parties in connection with the provision of such services to our customers.

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

The following tables provide the most comparable GAAP measurements (i.e. income from operations) for the three months ended March 31, 2018 and March 31, 2017:

	Three months ended March 31,
	2018	2017
	(in millions)
(Loss) income from operations	$(214.8)	$59.1

Incremental contribution for the provision of such services for the three months ended March 31, 2018 and 2017 are as follows:

	Three months ended March 31,		Change
	2018	2017	$	%
	(in millions)
HSD subscription revenue	$111.7	$96.9	$14.8	15%
HSD expenses(1)	3.7	3.3	0.4	12%
HSD incremental contribution	$108.0	$93.6	$14.4

	Three months ended March 31,		Change
	2018	2017	$	%
	(in millions)
Video subscription revenue	$121.8	$128.7	$(6.9)	(5)%
Video expenses(2)	94.4	88.8	5.6	6%
Video incremental contribution	$27.4	$39.9	$(12.5)

	Three months ended March 31,		Change
	2018	2017	$	%
	(in millions)
Telephony subscription revenue	$30.0	$34.9	$(4.9)	(14)%
Telephony expenses(3)	3.4	3.3	0.1	3%
Telephony incremental contribution	$26.6	$31.6	$(5.0)

(1)                                 HSD expenses represent costs incurred from third-party vendors related to maintaining our network and internet connectivity fees.

(2)                                 Video expenses represent fees paid to content providers for programming.

(3)                                 Telephony expenses represent costs incurred from third-party providers for circuit rental, interconnectivity and switching costs.

The following table provides a reconciliation of incremental contribution to income from operations, which is the most directly comparable GAAP measure, for the three months ended March 31, 2018 and March 31, 2017:

	Three months ended March 31,
	2018	2017
	(in millions)
(Loss) income from operations	$(214.8)	$59.1
Revenue (excluding subscription revenue)	(22.0)	(39.5)
Other non-allocated operating expense (excluding depreciation and amortization)(1)	56.4	64.4
Selling, general and administrative(1)	39.7	30.3
Depreciation and amortization(1)	46.3	50.3
Impairment losses on intangibles and goodwill (1)	256.4	—
Management fee to related party(1)	—	0.5
	$162.0	$165.1
HSD incremental contribution	$108.0	$93.6
Video incremental contribution	27.4	39.9
Telephony incremental contribution	26.6	31.6
Total incremental contribution	$162.0	$165.1

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

Selling, general and administrative (SG&A) expenses

Selling, general and administrative expenses increased $9.4 million, or 31%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase is primarily due to higher employee related non-cash compensation cost. Partially offsetting the overall increase is a decrease in commission expense due to the impact of the new revenue recognition accounting guidance.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased $4.0 million, or 8%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease is primarily due to the disposition of Chicago fiber assets.

Impairment Losses on Intangibles and Goodwill

As a result of a decline in the Company’s stock price during the three months ended March 31, 2018, we recorded a non-cash impairment charge of $143.2 million related to certain franchise operating rights and a $113.2 million non-cash impairment charge of goodwill in certain of our markets. The primary driver of the impairment charges was decline in the price of our common stock, which reduced the market multiples utilized to determine estimated fair market values of indefinite-lived intangible assets and goodwill in certain reporting units. See Note 6 — Franchise Operating Rights & Goodwill for discussion of non-cash impairment charges recognized for the three months ended March 31, 2018.

Management fee to related party expenses

Prior to our IPO, we paid a quarterly management fee of approximately $0.4 million per quarter plus any travel and miscellaneous expenses to Avista.  In addition, pursuant to a consulting agreement dated as of December 18, 2015 by and among former Parent, Avista and Crestview, Crestview is entitled to 50% of any management fee actually received by Avista. In connection with our IPO, this obligation terminated and we no longer pay any management fee to Avista or Crestview.

Interest expense

Interest expense decreased $16.6 million, or 36%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease is primarily due lower overall debt and a lower blended rate mainly related to the redemption of the 10.25% Senior Notes on July 17, 2017.

Income tax expense

We reported total income tax benefit of $41.2 million and $23.9 million for the three months ended March 31, 2018 and 2017, respectively. The income tax benefit reported during the three months ended March 31, 2018 is primarily due to recording a non-cash impairment charge on certain franchise operating rights and goodwill. As a result of this impairment, we have recorded an income tax benefit of approximately $46.1 million.

Liquidity and Capital Resources

At March 31, 2018, we had $125.3 million in current assets, including $36.5 million in cash and cash equivalents, and $195.4 million in current liabilities. Our outstanding consolidated debt and capital lease obligations aggregated $2,246.5 million, of which $24.0 million is classified as current in our unaudited condensed consolidated balance sheet as of such date.

On December 14, 2017, our Board of Directors authorized us to repurchase up to $50.0 million of our common stock. As of March 26, 2018, we completed the stock repurchase program with total common stock shares repurchased of 5.1 million for $50.0 million.

On December 14, 2017, we completed our asset purchase agreement with a subsidiary of Verizon and entered into a Construction Services Agreement pursuant to which we will complete the build-out of the network in exchange for approximately $50.0 million. The $50.0 million will be payable as such network elements are completed. We have spent approximately $17.3 million on the construction as of March 31, 2018.

We are required to prepay principal amounts under our Senior Secured Credit Facilities credit agreement if we generate excess cash flow, as defined in the credit agreement. As of March 31, 2018, we had borrowing capacity of $292.8 million under our Revolving Credit Facility and were in compliance with all our debt covenants. Accordingly, we believe that we have sufficient resources to fund our obligations and anticipated liquidity requirements in the foreseeable future.

Historical Operating, Investing, and Financing Activities

Operating Activities

Net cash provided by operating activities increased from $30.8 million for the three months ended March 31, 2017 to $74.8 million for the three months ended March 31, 2018. The increase is primarily due to working capital fluctuations regarding the timing of payables and accrued liabilities and an increase in operating earnings after non-cash adjustments.

Investing Activities

Net cash provided by (used in) investing activities decreased from $135.8 million cash provided by investing activities for the three months ended March 31, 2017 to $56.3 million cash used in investing activities for the three months ended March 31, 2018. The decrease is attributable to net cash proceeds from the sale of our Lawrence, Kansas system in 2017 in the amount of $213.0 million in combination with a decrease in capital expenditures of $22.7 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

We have ongoing capital expenditure requirements related to the maintenance, expansion and technological upgrades of our cable network. Capital expenditures are funded primarily through a combination of cash on hand and cash flow from operations. Our capital expenditures were $56.5 million and $79.2 million for the three months ended March 31, 2018 and 2017, respectively. The $22.7 million decrease from the three months ended March 31, 2017 to the three months ended March 31, 2018 is primarily due to the decrease in capital expenditures related to the Chicago fiber network.

The following table sets forth additional information regarding our capital expenditures for the periods presented:

	For the three months ended March 31,
	2018	2017
	(in millions)
Capital Expenditures
Customer premise equipment(1)	$21.6	$26.0
Scalable infrastructure(2)	7.5	4.7
Line extensions(3)	16.2	38.5
Upgrade / rebuild(4)	—	0.2
Support capital(5)	11.2	9.8
Total	$56.5	$79.2
Capital expenditures included in total related to:
Edge-outs(6)	$4.6	$9.5
Business services(7)	$13.3	$31.2

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

Financing Activities

Net cash used in financing activities decreased from $110.9 million for the three months ended March 31, 2017 to $51.4 million for the three months ended March 31, 2018. The decrease is primarily due to lower cash payments on lower outstanding debt of $6.0 million for the three months ended March 31, 2018 compared to $110.8 million for the three months ended March 31, 2017. Partially offsetting the decrease is $45.2 million associated with our share buyback program.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of March 31, 2018, borrowings under our Term B Loans and Revolving Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate (which is subject to a minimum rate of 1.00% for Term B Loans) or an ABR (which is subject to a minimum rate of 1.00% for Term B Loans), plus the applicable margin. The applicable margins for the Term B Loans is 3.25% for adjusted LIBOR loans and 2.25% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility is 3.00% for adjusted LIBOR loans and 2.00% for ABR loans. A hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of March 31, 2018) would result in an annual interest expense change of up to approximately $22.7 million on our Senior Secured Credit Facility.

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

Changes in Internal Control over Financial Reporting

On January 1, 2018, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers, and as a result, we have incorporated internal controls over significant process changes for revenue recognition that we believe to be appropriate and necessary in consideration of the related integration of the new standard. There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2017 includes “Risk Factors” under Item 1A of Part 1. There have been no material changes from the updated risk factors described in our Form 10-K.

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

Purchases of Equity Securities by the Issuer

The following table presents WOW’s purchases of equity securities completed during the first quarter of 2018 (dollars in millions, except per share amounts):

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that may Yet be Purchased Under the Plans or Programs (1)
January 1 – 31, 2018	1,799,814	$10.50	2,260,987	$26.2
February 1 – 28, 2018	1,301,712	$10.11	3,562,699	$13.1
March 1 – 31, 2018	1,523,511	$8.90	5,086,210	$—

(1)         On December 14, 2017, the Board of Directors authorized the Company to repurchase up to $50.0 million of common stock. During the three months ended March 31, 2018, the Company purchased 4,625,037 shares of common stock for approximately $45.2 million. As of March 26, 2018, we completed the stock repurchase program with total common stock shares repurchased of 5.1 million.

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

WIDEOPENWEST, INC.

May 11, 2018	By:	/s/ TERESA ELDER
Teresa Elder
Chief Executive Officer

	By:	/s/ RICHARD E. FISH, JR.
Richard E. Fish, Jr.
Chief Financial Officer