Form 10-Q
period 2018-06-30
WideOpenWest, Inc.
filed 2018-08-09
CIK 1701051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

(720) 479‑3500

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☐

Non‑accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐   No ☒

The number of outstanding shares of the registrant’s common stock as of August 8, 2018 was 82,655,561

WIDEOPENWEST, INC. AND SUBSIDIARIES

FORM 10‑Q

FOR THE PERIOD ENDED JUNE 30, 2018

This Quarterly Report on Form 10‑Q is for the three and six months ended June 30, 2018. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to “WOW,” “we,” “us,” “our”, or “the Company” are to WideOpenWest, Inc. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

i

PART I-FINANCIAL INFORMATION

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2018	2017
	(in millions, except per share data)
Assets
Current assets
Cash and cash equivalents	$17.1	$69.4
Accounts receivable—trade, net of allowance for doubtful accounts of $5.4 and $5.8, respectively	75.6	81.5
Accounts receivable—other	3.1	2.1
Prepaid expenses and other	17.7	12.2
Total current assets	113.5	165.2
Plant, property and equipment, net	970.8	924.7
Franchise operating rights	809.2	952.4
Goodwill	270.9	384.1
Intangible assets subject to amortization, net	4.3	5.5
Other noncurrent assets	28.1	9.7
Total assets	$2,196.8	$2,441.6
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable—trade	$36.2	$26.1
Accrued interest	4.5	3.6
Accrued liabilities and other	98.4	94.5
Current portion of debt and capital lease obligations	23.9	24.0
Current portion of unearned service revenue	46.2	43.2
Total current liabilities	209.2	191.4
Long term debt and capital lease obligations—less current portion and debt issuance costs	2,232.8	2,227.2
Deferred income taxes, net	168.8	220.4
Other noncurrent liabilities	8.4	7.0
Total liabilities	2,619.2	2,646.0
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 90,524,803 and 88,887,915 issued as of June 30, 2018 and December 31, 2017, respectively; 84,104,828 and 88,426,742 outstanding as of June 30, 2018 and December 31, 2017, respectively	0.9	0.9
Additional paid-in capital	308.6	299.9
Accumulated other comprehensive loss	(0.6)	—
Accumulated deficit	(668.8)	(500.4)
Treasury stock at cost, 6,419,975 and 461,173 shares as of June 30, 2018 and December 31, 2017, respectively	(62.5)	(4.8)
Total stockholders’ deficit	(422.4)	(204.4)
Total liabilities and stockholders’ deficit	$2,196.8	$2,441.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions, except per share data)
Revenue	$291.3	$297.5	$576.8	$597.5
Costs and expenses:
Operating (excluding depreciation and amortization)	157.3	157.4	315.2	317.2
Selling, general and administrative	39.7	32.5	79.4	62.8
Depreciation and amortization	46.4	50.8	92.7	101.1
Impairment losses on intangibles and goodwill	—	—	256.4	—
Management fee to related party	—	0.5	—	1.0
	243.4	241.2	743.7	482.1
Income (loss) from operations	47.9	56.3	(166.9)	115.4
Other income (expense):
Interest expense	(32.7)	(44.1)	(61.8)	(89.8)
Gain (loss) on sale of Lawrence, Kansas system	—	(0.3)	—	38.4
Loss on early extinguishment of debt	—	(1.0)	—	(6.0)
Other income, net	1.2	—	1.2	1.4
Income (loss) before provision for income tax	16.4	10.9	(227.5)	59.4
Income tax benefit (expense)	8.8	(5.9)	50.0	18.0
Net income (loss)	$25.2	$5.0	$(177.5)	$77.4

Basic and diluted earnings (loss) per common shares
Basic	$0.31	$0.07	$(2.13)	$1.10
Diluted	$0.31	$0.07	$(2.13)	$1.10
Weighted-average common shares outstanding
Basic	81,868,508	74,309,106	83,159,949	70,413,415
Diluted	82,652,715	74,333,425	83,159,949	70,437,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)
Net income (loss)	$25.2	$5.0	$(177.5)	$77.4
Unrealized loss on interest rate derivative instrument	(0.6)	—	(0.6)	—
Comprehensive income (loss)	$24.6	$5.0	$(178.1)	$77.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(unaudited)

				Additional	Accumulated
		Common	Treasury	Paid-in	Other		Total
	Common	Stock	Stock at	Capital	Comprehensive	Accumulated	Stockholders'
	Stock	Par Value	Cost	(Deficit)	Loss	Deficit	Deficit
	(in millions, except per share data)
Balances at January 1, 2018	88,426,742	$0.9	$(4.8)	$299.9	$—	$(500.4)	$(204.4)
Impact of change in accounting policy	—	—	—	—	—	9.1	9.1
Changes in accumulated other comprehensive loss	—	—	—	—	(0.6)		(0.6)
Stock-based compensation	—	—	—	8.9	—	—	8.9
Issuance of restricted stock, net	1,636,888	—	—	—	—	—	—
Purchase of shares	(5,958,802)	—	(57.7)	—	—	—	(57.7)
Other	—	—	—	(0.2)	—	—	(0.2)
Net loss	—	—	—	—	—	(177.5)	(177.5)
Balances at June 30, 2018(1)	84,104,828	$0.9	$(62.5)	$308.6	$(0.6)	$(668.8)	$(422.4)

(1)	Included in outstanding shares as of June 30, 2018 are 2,380,631 non-vested shares of restricted stock awards granted to employees and directors.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2018	2017
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(177.5)	$77.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	92.7	101.1
Deferred income taxes	(51.9)	(27.6)
Provision for doubtful accounts	9.4	8.4
Amortization of debt issuance costs and discount, net	2.4	2.5
Gain on sale of Lawrence, Kansas system	—	(38.4)
Loss on early extinguishment of debt	—	1.0
Impairment losses on intangibles and goodwill	256.4	—
Non-cash compensation	8.9	3.1
Other non-cash items	—	0.3
Changes in operating assets and liabilities:
Receivables and other operating assets	(17.0)	(15.1)
Payables and accruals	12.4	(5.5)
Net cash provided by operating activities	$135.8	$107.2
Cash flows from investing activities:
Capital expenditures	$(133.5)	$(152.0)
Proceeds from sale of assets	—	213.0
Other investing activities	0.2	1.2
Net cash (used in) provided by investing activities	$(133.3)	$62.2
Cash flows from financing activities:
Proceeds from issuance of debt	$15.0	$—
Payments on debt and capital lease obligations	(12.0)	(116.5)
Proceeds from issuance of common stock, net of issuance costs	—	334.7
Contribution from former Parent	—	20.3
Payment of debt issuance costs	—	(2.3)
Repurchase of old management units	—	(8.8)
Purchase of treasury stock	(57.7)	—
Other	(0.1)	(0.1)
Net cash (used in) provided by financing activities	$(54.8)	$227.3
(Decrease) increase in cash and cash equivalents	(52.3)	396.7
Cash and cash equivalents, beginning of period	69.4	30.8
Cash and cash equivalents, end of period	$17.1	$427.5
Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$58.3	$91.9
Cash paid during the periods for income taxes	$11.7	$4.3
Non-cash financing activities:
Capital expenditure accounts payable and accruals	$15.3	$12.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

The following tables summarize the impacts of adopting ASC 606 on the Company’s condensed consolidated balance sheet and statements of operations as of and for the three and six months ended June 30, 2018.

Condensed Consolidated Balance Sheet

	As of June 30, 2018
			Without
			adoption of
	As reported	Adjustments	Topic 606
	(in millions)
Assets
Current assets:
Prepaid expenses and other	$17.7	$(3.8)	$13.9
Total current assets	113.5	(3.8)	109.7
Other noncurrent assets	28.1	(15.0)	13.1
Total assets	$2,196.8	$(18.8)	$2,178.0
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of unearned service revenue	$46.2	$(3.6)	$42.6
Total current liabilities	209.2	(3.6)	205.6
Deferred income taxes, net	168.8	(0.2)	168.6
Other noncurrent liabilities	8.4	(0.5)	7.9
Total liabilities	2,619.2	(4.3)	2,614.9
Accumulated deficit	(668.8)	(14.5)	(683.3)
Total stockholders’ deficit	(422.4)	(14.5)	(436.9)
Total liabilities and stockholders’ deficit	$2,196.8	$(18.8)	$2,178.0

Condensed Consolidated Statements of Operations

	Three months ended June 30, 2018			Six months ended June 30, 2018
			Without			Without
			adoption of			adoption of
	As reported	Adjustments	Topic 606	As reported	Adjustments	Topic 606
	(in millions)
Revenue	$291.3	$0.1	$291.4	$576.8	$2.0	$578.8
Costs and expenses:
Selling, general and administrative	39.7	4.0	43.7	79.4	7.4	86.8
	243.4	4.0	247.4	743.7	7.4	751.1
Income (loss) from operations	47.9	(3.9)	44.0	(166.9)	(5.4)	(172.3)
Income (loss) before provision for income taxes	16.4	(3.9)	12.5	(227.5)	(5.4)	(232.9)
Net income (loss)	$25.2	$(3.9)	$21.3	$(177.5)	$(5.4)	$(182.9)

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which changes the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 eliminates the concept of separately recognizing periodic hedge ineffectiveness for cash flow and net investment hedges. ASU 2017-12 is effective for public companies for fiscal years beginning after December 15, 2018; however, the Company elected to early adopt this ASU in the second quarter of 2018 in conjunction with entering into an interest rate derivative instrument. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations or cash flows.

ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company early adopted this standard in the fourth quarter of 2017 in conjunction with its annual goodwill impairment assessment.

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

Other Business Services Revenue

Other business services revenue consists primarily of monthly recurring charges for session initiated protocol, web hosting, metro Ethernet, wireless backhaul, broadband carrier, and cloud infrastructure services provided to business customers. Monthly charges for other business services are generally billed in advance and recognized as revenue when the associated services are provided to the customer.

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

Revenue by Service Offering

Revenue by service offering is set forth in the table below:

	Three months ended June 30, 2018			Six months ended June 30, 2018
	(in millions)
	Residential	Business	Total	Residential	Business	Total
	Subscription	Subscription	Revenue	Subscription	Subscription	Revenue
HSD	$99.0	$18.5	$117.5	$193.3	$35.9	$229.2
Video	119.3	3.8	123.1	237.8	7.1	244.9
Telephony	18.9	10.3	29.2	38.2	21.0	59.2
Total subscription services revenue	$237.2	$32.6	$269.8	$469.3	$64.0	$533.3
Other business services revenue (a)	—	—	6.8	—	—	14.0
Other revenue	—	—	14.7	—	—	29.5
Total revenue	$237.2	$32.6	$291.3	$469.3	$64.0	$576.8

(a)	Includes wholesale and collocation revenue of $5.2 million and $11.0 million for the three and six months ended June 30, 2018, respectively.

Costs of Obtaining Contracts with Customers

The Company recognizes an asset for incremental costs of obtaining contracts with customers when it expects to recover those costs. Costs which would be incurred regardless of whether a contract is obtained are expensed as they are incurred.  Costs of obtaining contracts with customers are amortized over the expected period of benefit, which generally ranges from three to four years for residential customers and six to seven years for business customers. As of June 30, 2018, the current portion of costs of obtaining contracts with customers of $3.8 million and non-current portion of costs of obtaining contracts with customers of $15.0 million are included in prepaid expenses and other noncurrent assets, respectively, in the Company’s condensed consolidated balance sheet. Amortization of costs of obtaining contracts with customers is included in selling, general and administrative expense in the Company’s condensed consolidated statement of operations.

Contract Liabilities

Monthly charges for residential and business subscription services are billed in advance and recorded as unearned service revenue. Residential and business customers may be charged non-recurring upfront fees associated with installation and other administrative activities. Charges for upfront fees associated with installation and other administrative activities are initially recorded as unearned services revenue and recognized as revenue over the expected period of benefit for residential customers, which has been estimated as five months, and over the contract term for business customers, which has been estimated as 30 months. The Company has estimated the expected period of benefit for residential customers based on consideration of quantitative and qualitative factors including the average installation fee charged, the average monthly revenue per customer, and customer behavior. As of June 30, 2018, the current portion of $3.6 million and the non-current portion of $0.5 million are included in current portion of unearned service revenue and other noncurrent liabilities, respectively, in the Company’s condensed consolidated balance sheet.

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

A summary of expected commercial revenue to be recognized in future periods related to performance obligations which have not been satisfied or are partially unsatisfied as of June 30, 2018 is set forth in the table below:

	2018	2019	2020	Thereafter	Total
	(in millions)
Subscription services	$40.7	$56.5	$26.0	$9.9	$133.1
Other business services	2.3	3.7	0.8	0.3	7.1
Total expected revenue	$43.0	$60.2	$26.8	$10.2	$140.2

Note 4. Plant, Property and Equipment, Net

Plant, property and equipment consisted of the following:

	June 30,	December 31,
	2018	2017
	(in millions)
Distribution facilities	$1,448.8	$1,373.6
Customer premise equipment	428.1	414.5
Head-end equipment	318.4	320.4
Telephony infrastructure	88.9	92.4
Computer equipment and software	117.6	107.6
Vehicles	34.6	36.0
Buildings and leasehold improvements	45.2	44.6
Office and technical equipment	32.8	32.8
Land	6.2	6.2
Construction in progress (including material inventory and other)	134.0	95.2
Total plant, property and equipment	2,654.6	2,523.3
Less accumulated depreciation	(1,683.8)	(1,598.6)
	$970.8	$924.7

Depreciation expense for the three months ended June 30, 2018 and 2017 was $45.9 million and $50.2 million, respectively. Depreciation expense for the six months ended June 30, 2018 and 2017 was $91.7 million and $100.2 million, respectively. Included in depreciation expense were gains (losses) on write-offs or sales of head-end and customer premise equipment totaling  $0.2 and $0.3 million for the three months ended June 30, 2018 and 2017, respectively; and $0.2 and $0.3 million for the six months ended June 30, 2018 and 2017, respectively.

Note 5. Asset Sales

Sale of Chicago Fiber Network

On August 1, 2017, the Company entered into a definitive agreement to sell a portion of its fiber network in the Company’s Chicago market to a subsidiary of Verizon for $225.0 million in cash. On December 14, 2017, the Company finalized the sale by entering into an Asset Purchase Agreement (“APA”) with a subsidiary of Verizon.

In addition to the APA, the Company and a subsidiary of Verizon entered into a Construction Services Agreement pursuant to which the Company will complete the build-out of the network in exchange for $50.0 million, which represents the estimated remaining build-out costs to complete the network. The $50.0 million will be payable as such network elements are completed and accepted. The Company anticipates such network will be completed in the first half of 2019.

As a result of entering into the Construction Services Agreement, the Company concluded that the assets and liabilities associated with the build-out of the network met the criteria to be classified as held for sale. As of June 30, 2018, the Chicago fiber network has $20.7 million in total assets held for sale that are included in the Company’s condensed consolidated balance sheet which represents what the Company has spent on construction subsequent to the signing of the definitive agreement, less the costs of sites completed.

Sale of Lawrence, Kansas System

On January 12, 2017, the Company and Midcontinent Communications (“MidCo”) consummated an asset purchase agreement under which MidCo acquired the Company’s Lawrence, Kansas system for net proceeds of approximately $213.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the agreement. As a result of the asset purchase agreement, the Company recorded a gain on sale of assets of $38.4 million. The results of the Company’s Lawrence, Kansas system for the first 12 days of fiscal 2017 are included in the condensed consolidated financial statements for the six months ended June 30, 2017, but not included in the three and six months ended June 30, 2018 condensed consolidated financial statements. The Company and MidCo also entered into a transition services agreement under which the Company provided certain services to MidCo on a transitional basis. The transition services agreement, originally expiring on July 1, 2017, was extended to September 28, 2017. Charges for the transition services generally allowed the Company to fully recover all allowed costs and allocated expenses incurred in connection with providing these services, generally without profit.

Note 6. Franchise Operating Rights & Goodwill

Changes in the carrying amounts of the Company’s franchise operating rights and goodwill during the six months ended June 30, 2018 are set forth below:

	December 31,				June 30,
	2017	Acquisitions	Sales	Impairment	2018
	(in millions)
Franchise operating rights	$952.4	$—	$—	$143.2	$809.2
Goodwill	384.1	—	—	113.2	270.9
	$1,336.5	$—	$—	$256.4	$1,080.1

Due to the decline in the Company’s stock price during the first quarter of 2018, the Company performed an evaluation of recoverability of its franchise operating rights and goodwill.

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

During the first quarter of 2018, as a result of the quantitative analysis, the carrying value of franchise operating rights exceeded the estimated fair value in four of the Company’s reporting units resulting in non-cash impairment charges of $3.2 million, $47.5 million, $77.5 million and $15.0 million in the Panama City, FL, Montgomery, AL, Huntsville, AL and Dothan, AL reporting units, respectively. The primary driver of the impairment charges was a decline in the price of the Company’s common stock, which reduced the market multiples utilized to determine estimated fair market values of indefinite-lived intangible assets in certain reporting units. The impairment charge does not have an impact on the Company’s intent and/or ability to renew or extend existing franchise operating rights.

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

During the first quarter 2018, as a result of the quantitative analysis, the carrying value of goodwill exceeded the estimated fair value in four of the Company’s reporting units resulting in non-cash impairment charges of $23.7 million, $16.7 million, $20.2 million and $52.6 million in the Panama City, FL, Huntsville, AL, Augusta, GA and Chicago, IL reporting units, respectively. The primary driver of the impairment charges was a decline in the price of the Company’s common stock, which reduced the market multiples utilized to determine estimated fair market values of goodwill in certain reporting units.

Note 7. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2018	2017
	(in millions)
Programming costs	$35.1	$32.2
Franchise, copyright and revenue sharing fees	11.9	12.2
Payroll and employee benefits	18.6	11.5
Construction	5.8	7.5
Property, income, sales and use taxes	10.5	18.9
Utility pole rentals	2.4	1.5
Other accrued liabilities	14.1	10.7
	$98.4	$94.5

Note 8. Long‑Term Debt and Capital Leases

The following table summarizes the Company’s long‑term debt and capital leases:

				December 31,
	June 30, 2018			2017
	Available
	borrowing	Effective	Outstanding	Outstanding
	capacity	interest rate (1)	balance	balance
	(in millions)
Long-term debt:
Term B Loans, net(2)	$—	5.3%	$2,251.1	$2,261.4
Revolving Credit facility(3)	279.6	5.1%	15.0	—
Total long-term debt	$279.6		2,266.1	2,261.4
Capital lease obligations			2.3	2.8
Total long-term debt and capital lease obligations			2,268.4	2,264.2
Debt issuance costs, net(4)			(11.7)	(13.0)
Sub-total			2,256.7	2,251.2
Less current portion			(23.9)	(24.0)
Long-term portion			$2,232.8	$2,227.2

(1)	Represents the effective interest rate in effect for all borrowings outstanding as of June 30, 2018 pursuant to each debt instrument including the applicable margin.
(2)	At June 30, 2018 includes $11.8 million of net discounts.
(3)

Available borrowing capacity at June 30, 2018 represents $300.0 million of total availability less borrowing of $15.0 million on the Revolving credit facility and outstanding letters of credit of $5.4 million. Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company.

(4)	At June 30, 2018, debt issuance costs include $8.5 million related to Term B Loans and $3.2 million related to the Revolving Credit Facility.

Refinancing of the Term B Loans and Revolving Credit Facility

On July 17, 2017, the Company entered into an eighth amendment (“Eighth Amendment”) to its Credit Agreement, with JPMorgan Chase Bank, N.A., as the administrative agent and revolver agent. Under the Eighth Amendment, (i) the Company borrowed new Term B loans in an aggregate principal amount of $230.5 million, for a total outstanding Term B loan principal amount of $2.28 billion and (ii) the revolving credit commitments were increased by an aggregate principal amount of $100.0 million, for a total outstanding revolving credit commitment of $300.0 million available to the Company under the revolving credit facility. The new Term B loans will mature on

August 19, 2023 and bear interest, at the Company’s option, at a rate equal to ABR plus 2.25% or LIBOR plus 3.25%. Loans under the revolving credit facility will mature on May 31, 2022 and bear interest, at the Company's option, at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%. The guarantees, collateral and covenants in the Eighth Amendment remain unchanged from those contained in the credit agreement prior to the Eighth Amendment. As of June 30, 2018, the Company was in compliance with all debt covenants.

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

On May 11, 2016, the Company entered into a fifth amendment (“Fifth Amendment”) to its Credit Agreement. The Fifth Amendment provided for the addition of an incremental $432.5 million Term B Loan with a maturity date of April 2019 and which bore interest, at the Company’s option, at LIBOR plus 3.50% or ABR plus 2.50% and included a 1.00% LIBOR floor. Proceeds from the issuance of the Term B Loans were used to repay all remaining $382.5 million outstanding principal under the Company’s Term B‑1 Loans which had a maturity date of July 2017 and which bore interest at LIBOR plus 3.00% or ABR plus 2.00% and included a 0.75% LIBOR floor.

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

The Company sold 20,970,589 shares of its common stock at a price of $17 per share (including the underwriters’ exercise of the overallotment option) for $356.5 million in gross proceeds.  The Company incurred costs directly associated with the IPO of $22.5 million, resulting in proceeds from the IPO (net of issuance costs) of $334.0 million. Outstanding shares and per-share amounts disclosed as of June 30, 2018 and for all other comparative periods presented have been retroactively adjusted to reflect the effects of the May 25, 2017, 66,498.762 to 1 stock-split.

Common Stock

The following represents the Company’s purchase of WOW common stock during the three and six months ended June 30, 2018. The shares are reflected as treasury stock in the Company’s condensed consolidated balance sheet.

	Three months ended	Six months ended
	June 30, 2018	June 30, 2018
	Shares	Shares
Share buybacks	1,026,000	5,651,037
Income tax withholding	296,133	307,765
	1,322,133	5,958,802

On December 14, 2017, the Company’s Board of Directors authorized the Company to purchase up to $50.0 million of its outstanding common stock. The Company completed the buyback program on March 26, 2018, with total common stock shares repurchased of 5.1 million.

On May 10, 2018, the Board of Directors authorized the Company to repurchase up to $25.0 million of its outstanding common stock. During the three months ended June 30, 2018, the Company purchased 1,026,000 shares of common stock for approximately $9.6 million.

The Company has the authority to reissue shares repurchased under the buyback programs.

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

The following table summarizes the restricted stock activity during the six months ended June 30, 2018.

Number of Unvested
Restricted Stock
Shares
Outstanding January 1, 2018	1,914,570
Granted	1,919,252
Cancelled	—
Vested	(1,170,827)
Forfeited	(282,364)
Outstanding June 30, 2018 (1)	2,380,631

(1)	The total outstanding non-vested shares of restricted stock awards granted to employees and directors are included in total outstanding shares as of June 30, 2018.

For restricted stock awards that contain only service conditions for vesting, the Company calculates the award fair value based on the closing stock price on the accounting grant date. Restricted stock generally vests ratably over a three or four year period based on the date of grant. Included in the vested grants are 791,280 short term grants that replaced the 2017 Management Bonus Plan, which provided for incentive cash bonuses for the majority of the Company’s employees based upon the achievement of certain business and individual or department objectives, including most prominently adjusted consolidated earnings before interest, tax, depreciation and amortization. These short term grants fully vested on June 30, 2018.

For the three months ended June 30, 2018 and 2017, the Company recorded $4.6 million and $2.6 million, respectively, of non-cash stock-based compensation expense which is reflected in selling, general and administrative expense and operating expenses (excluding depreciation and amortization), depending on the recipients’ duties, in the Company’s condensed consolidated statements of operations. For the six months ended June 30, 2018 and 2017, the Company recorded $8.9 million and $3.1 million, respectively, of non-cash stock-based compensation expense which is reflected in selling, general and administrative expense and operating expenses (excluding depreciation and amortization), depending on recipients’ duties, in the Company’s condensed consolidated statements of operations.

Note 11. Earnings (Loss) per Common Share

Basic earnings or loss per share attributable to the Company’s common stockholders is computed by dividing net earnings or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share attributable to common stockholders presents the dilutive effect, if any, on a per share basis of potential common shares (such as restricted stock units) as if they had been vested or converted during the periods presented.  No such items were included in the computation of diluted loss per share for the six months ended June 30, 2018 because the Company incurred a net loss in the period and the effect of inclusion would have been anti-dilutive. All of the shares outstanding and per share amounts have been retroactively adjusted to reflect the stock-split in the Company’s condensed consolidated financial statements.

	Three months ended		Six months ended
	June 30,		June 30,
Computation of Income per Share	2018	2017	2018	2017
	(in millions, except for per share data)
Net income (loss)	$25.2	$5.0	$(177.5)	$77.4

Basic weighted-average shares	81,868,508	74,309,106	83,159,949	70,413,415
Effect of dilutive securities:
Restricted stock awards	784,207	24,319	—	24,319
Diluted weighted-average shares	82,652,715	74,333,425	83,159,949	70,437,734

Basic net income (loss) per share	$0.31	$0.07	$(2.13)	$1.10
Diluted net income (loss) per share	$0.31	$0.07	$(2.13)	$1.10

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
•

Level 2, defined as observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model‑derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•

Level 3, defined as unobservable inputs for which little or no market data exists, consistent with reasonably available assumptions made by other participants therefore requiring assumptions based on the best information available.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018.

	Level 1	Level 2	Level 3	Total
Financial Assets	(in millions)
Interest rate swaps (1)	$—	$4.1	$—	$4.1
Total	$—	$4.1	$—	$4.1
Financial Liabilities
Interest rate swaps (1)	$—	$4.9	$—	$4.9
Long-term debt (2)	—	2,144.1	—	2,144.1
Total	$—	$2,149.0	$—	$2,149.0

(1)

Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curves as of June 30, 2018. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

(2)

Measured based on dealer quotes considering current market rates for the Company’s credit facility. The ratio of the Company’s aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets. Debt fair value does not include debt issuance costs and discount.

There were no transfers into or out of Level 1, 2 or 3 during the three months ended June 30, 2018.

Note 13. Interest Rate Hedge

The Company is exposed to certain market risks during the normal course of its business arising from adverse changes in interest rates. The Company selectively uses derivative financial instruments (“derivatives”), including interest rate swaps, to manage interest rate risk. The Company does not hold or issue derivative instruments for speculative purposes. Fluctuations in interest rates can be volatile, and the Company’s risk management activities do not totally eliminate these risks. Consequently, these fluctuations could have a significant effect on the Company’s financial results.

The Company’s exposure to interest rate risk results primarily from its variable rate borrowings. On May 9, 2018, the Company entered into pay-fixed interest rate swap agreements for a notional amount covering $1,361.2 million of the outstanding principal balance of its variable rate term loan debt.

As of June 30, 2018, the Company is the fixed rate payor on two interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $2,262.9 million, not including debt issuance costs and discount, of the Company’s LIBOR-based variable rate borrowings. These contracts carry fixed rates of 2.7% and have an expiration date of May 2021. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments. As all of the critical terms of each of the derivative instruments matched the underlying terms of the hedged debt and related forecasted interest payments, these hedges were considered highly effective. Based on LIBOR-based swap yield curves as of June 30, 2018, the Company expects to reclassify losses of $4.9 million out of accumulated other comprehensive loss (“AOCL”) into earnings within the next 12 months.

The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the condensed consolidated balance sheet as of June 30, 2018. The Company did not have any derivative instruments as of December 31, 2017.

June 30, 2018
Fair Value
			Fair Value	Accrued
	Derivative	Notional	Non-Current	Liabilities
	Classification	Amount	Other Assets	and Other
Derivatives Designated as Hedging Instruments	(in millions)
Interest rate swap contracts	Cash Flow	$1,357.7	$4.1	$4.9

Losses recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2018 total $1.2 million.

Gains and losses on derivatives designated as cash flow hedges included in the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2018 are shown in the table below. The Company did not have any derivative instruments for the three months or six months ended June 30, 2017.

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest rate swap contracts(1)	(in millions)
Loss recorded in AOCL on derivatives	$(0.6)	$—	$(0.6)	$—
Gain (loss) reclassified from AOCL into income	—	—	—	—

(1)

Losses on derivatives reclassified from AOCL into income will be included in “Interest expense” in the condensed consolidated statements of operations, the same income statement line item as the earnings effect of the hedged item.

For the periods presented, all cash flows associated with derivatives are classified as operating cash flows in the condensed consolidated statements of cash flows.

Note 14. Income Taxes

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

The Company assesses the available positive and negative evidence to estimate whether sufficient taxable income will be generated to permit the utilization of existing deferred tax assets. On the basis of this evaluation, as of June 30, 2018, a valuation allowance of $48.4 million remains recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The valuation allowance is based on the Company’s existing positive and negative evidence. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased based on the Company’s future operating results.

The Company reported total income tax benefit  of $8.8 million and expense of $5.9 million for the three months ended June 30, 2018 and 2017, respectively and reported total income tax benefit of $50.0 million and $18.0 million for the six months ended June 30, 2018 and 2017, respectively.

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

As of June 30, 2018, the Company recorded gross unrecognized tax benefits of $28.6 million, all of which, if recognized, would affect the Company’s effective tax rate. Interest and penalties related to income tax liabilities, if incurred, are included in income tax benefit (expense) in the condensed consolidated statement of operations. The Company has accrued gross interest and penalties of $1.7 million. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues are addressed in the Company’s tax audits in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

Unrecognized tax benefits consist primarily of tax positions related to issues associated with the Restructuring of WOW Finance and the acquisition of Knology, Inc. Depending on the resolution with certain state taxing authorities that is expected to occur within the next twelve months, there could be an adjustment to the Company’s unrecognized tax benefits for certain state tax matters.

The Company is not currently under examination for U.S. federal income tax purposes, but does have various open tax controversy matters with various state taxing authorities.

Note 15. Commitments and Contingencies

In June and July of 2018, putative class action complaints were filed in the Supreme Court of the State of New York against WideOpenWest, Inc. and certain of the Company’s current and former officers and directors, as well as Crestview Advisors, L.L.C., Avista Capital Partners, and each of the underwriter banks involved with the Company’s IPO. The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the IPO.  The plaintiffs seek to represent a class of stockholders who purchased stock pursuant to or traceable to the IPO. The complaint seeks unspecified monetary damages and other relief. The Company believes the complaint and allegations to be without merit and intends to vigorously defend itself against these actions. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition, or cash flows.

On March 7, 2018, Sprint Communications Company L.P (“Sprint”) filed complaints in the U.S. District Court for the District of Delaware alleging that the Company (and other industry participants) infringe patents purportedly relating to Sprint’s Voice over Internet Protocol (“VoIP”) services. The lawsuit is part of a pattern of litigation that was initiated as far back as 2007 by Sprint against numerous broadband and telecommunications providers. The Company has multiple legal and contractual defenses and will vigorously defend against the claims. Although the outcome of the matter cannot be predicted and the impact of the final resolution of this matter on the Company’s results of operations in any particular subsequent reporting period is not known at this time, management does not believe that the ultimate resolution of the matter will have a material adverse effect on the operations or financial position of the Company or the ability of the Company to meet its financial obligations as they become due.

The Company is also party to various legal proceedings (including individual, class and putative class actions) arising in the normal course of its business covering a wide range of matters and types of claims including, but not limited to, general contracts, billing disputes, rights of access, programming, taxes, fees and surcharges, consumer protection, trademark and patent infringement, employment, regulatory, tort, claims of competitors and disputes with other carriers.

In accordance with GAAP, the Company accrues an expense for pending litigation when it determines that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Legal defense costs are expensed as incurred. None of the Company’s existing accruals for pending matters are material. The Company regularly monitors its pending litigation for the purpose of adjusting its accruals and revising its disclosures accordingly, in accordance with GAAP, when required. Litigation is, however, subject to uncertainty, and the outcome of any particular matter is not predictable. The Company vigorously defends its interests in pending litigation, and as of this date, the Company believes that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which it is entitled, will not have a material adverse effect on its condensed consolidated financial position, results of operations, or cash flows.

Note 16. Related Party Transactions

Prior to the Company’s IPO, the Company paid a quarterly management fee of $0.4 million plus travel and miscellaneous expenses, if any, to Avista Capital Partners (“Avista”) and Crestview Advisors, LLC (“Crestview”), majority owners of the Company’s former Parent. In addition, pursuant to a consulting agreement dated as of December 18, 2015 by and among former Parent, Avista and Crestview, Crestview is entitled to 50% of any management fee actually received by Avista. The obligation to pay such fees terminated in connection with the IPO. The management fee paid by the Company for the six months ended June 30, 2018 and 2017 amounted to $nil and $1.0 million, respectively.

As of June 30, 2018, approximately 65% of the Company’s outstanding common shares were held by Avista and Crestview.

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

other factors described from time to time in our reports filed or furnished with the SEC, and in particular those factors set forth in the section entitled “Risk Factors” in our annual report filed on Form 10‑K with the SEC on March 14, 2018 and other reports subsequently filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

Overview

We provide high-speed data (“HSD”), cable television (“Video”), digital telephony (“Telephony”), and business-class services to a service area that includes approximately 3.1 million homes and businesses. Our services are delivered across nineteen markets via our advanced HFC cable network. Our footprint covers the states of Alabama, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, Ohio, South Carolina and Tennessee. Led by our robust HSD offering, our products are available either as a bundle or as an individual service to residential and business services customers. As of June 30, 2018, 800,100 customers subscribed to our services.

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

As of June 30, 2018, Crestview Advisors, LLC (“Crestview”) and Avista Capital Partners (“Avista”) hold approximately 65% of the Company’s outstanding shares of common stock.

Stock Repurchase Programs

On December 14, 2017, the Board of Directors authorized the Company to repurchase up to $50.0 million of our outstanding common stock. As of March 26, 2018, we completed the stock repurchase program with total common stock shares repurchased of 5.1 million for $50.0 million.

On May 10, 2018, the Board of Directors authorized the Company to repurchase up to $25.0 million of our outstanding common stock. As of June 30, 2018, the Company purchased 1,026,000 shares of common stock for approximately $9.6 million.

Interest Rate Swap

On May 9, 2018, we entered into interest rate swap agreements for a notional amount covering approximately 60% of the outstanding principal balance of our floating rate debt to mitigate the risk of rising interest rates.

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

Sale of Chicago Fiber Network

On December 14, 2017, we finalized the sale of a portion of our fiber network in the Chicago market to a subsidiary of Verizon for $225.0 million in cash. In addition, we and a subsidiary of Verizon entered into a construction agreement pursuant to which we agreed to complete the build-out of the network in exchange for $50.0 million (which approximates our remaining estimate to complete the network build-out), payable as the remaining network elements are completed. The final build-out of the network is expected to be completed during the first half of 2019.

Sale of Lawrence, Kansas System

On January 12, 2017, we and Midcontinent Communications (“MidCo”) consummated an asset purchase agreement under which MidCo acquired our Lawrence, Kansas system for net proceeds of approximately $213.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the agreement. The first 12 days of results of our Lawrence, Kansas system are included in the six months ended June 30, 2017 unaudited condensed consolidated financial statements but not included in the three and six months ended June 30, 2018 unaudited condensed consolidated financial statements.

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

Valuation of Plant, Property and Equipment and Intangible Assets

Carrying Value. The aggregate carrying value of our plant, property and equipment and intangible assets (including franchise operating rights and goodwill) comprised approximately 94% and 93% of our total assets at June 30, 2018 and December 31, 2017, respectively.

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

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2017	2017	2017	2017(1)	2018	2018
Homes passed	3,047,800	3,072,500	3,097,500	3,109,200	3,129,300	3,149,200
Total subscribers	780,100	776,500	776,400	777,300	798,500	800,100
HSD RGUs	729,000	727,600	730,000	732,700	743,900	747,800
Video RGUs	474,000	458,200	442,500	432,600	429,000	419,900
Telephony RGUs	243,000	235,400	226,200	219,900	218,300	214,000
Total RGUs	1,446,000	1,421,200	1,398,700	1,385,200	1,391,200	1,381,700

(1)

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

The following table displays the homes passed and subscribers related to the Company’s edge-out activities:

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2017	2017	2017	2017	2018	2018
Homes passed	55,700	75,000	96,200	104,800	107,400	116,600
Total subscribers	13,000	16,900	22,700	26,400	28,600	30,900
HSD RGUs	13,000	16,800	22,600	26,200	28,300	30,600
Video RGUs	7,600	9,700	12,500	14,400	15,200	16,100
Telephony RGUs	2,800	3,700	4,500	5,200	5,600	6,000
Total RGUs	23,400	30,200	39,600	45,800	49,100	52,700

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

Financial Statement Presentation

Revenue

Our operating revenue is primarily derived from monthly charges for HSD, Video, and Telephony to residential and business customers, other business services and other revenues.

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

•

Telephony revenue consists primarily of fixed monthly fees for local services, including certain regulatory and ancillary customer fees, and enhanced services, such as call waiting and voice mail, revenue recognized related to non-recurring upfront fees associated with installation and other administrative activities provided to telephony customers as well as charges for measured and flat rate long-distance service.

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

Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our cable systems were 92% and 87% of total revenue for the six months ended June 30, 2018 and 2017, respectively. The remaining percentage of non-subscription revenue is derived primarily from advertising revenues, cloud services and collocation.

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

Operating and selling, general and administrative expenses exclude depreciation and amortization expense, which is presented separately in the Company’s unaudited condensed consolidated statements of operations.

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

Results of operations

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017:

	Three months ended
	June 30,		Change
	2018	2017	$	%
	(in millions)
Revenue	$291.3	$297.5	$(6.2)	(2)%
Costs and expenses:
Operating (excluding depreciation and amortization)	157.3	157.4	(0.1)	*
Selling, general and administrative	39.7	32.5	7.2	22%
Depreciation and amortization	46.4	50.8	(4.4)	(9)%
Management fee to related party	—	0.5	(0.5)	*
	243.4	241.2	2.2	1%
Income from operations	47.9	56.3	(8.4)	(15)%
Other income (expense):
Interest expense	(32.7)	(44.1)	11.4	(26)%
Loss on sale of Lawrence, Kansas system	—	(0.3)	0.3	*
Loss on early extinguishment of debt	—	(1.0)	1.0	*
Other income, net	1.2	—	1.2	*
Income before provision for income taxes	16.4	10.9	5.5	50%
Income tax benefit (expense)	8.8	(5.9)	14.7	*
Net income	$25.2	$5.0	$20.2	*

*Not meaningful

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017:

	Six months ended
	June 30,		Change
	2018	2017	$	%
	(in millions)
Revenue	$576.8	$597.5	$(20.7)	(3)%
Costs and expenses:
Operating (excluding depreciation and amortization)	315.2	317.2	(2.0)	(1)%
Selling, general and administrative	79.4	62.8	16.6	26%
Depreciation and amortization	92.7	101.1	(8.4)	(8)%
Impairment losses on intangibles and goodwill	256.4	—	256.4	*
Management fee to related party	—	1.0	(1.0)	*
	743.7	482.1	261.6	54%
(Loss) income from operations	(166.9)	115.4	(282.3)	*
Other income (expense):
Interest expense	(61.8)	(89.8)	28.0	(31)%
Gain on sale of Lawrence, Kansas system	—	38.4	(38.4)	*
Loss on early extinguishment of debt	—	(6.0)	6.0	*
Other income, net	1.2	1.4	(0.2)	(14)%
(Loss) income before provision for income taxes	(227.5)	59.4	(286.9)	*
Income tax benefit	50.0	18.0	32.0	*
Net (loss) income	$(177.5)	$77.4	$(254.9)	*

*Not meaningful

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

Revenue

Revenue for the three months ended June 30, 2018 decreased $6.2 million, or 2%, as compared to revenue for the three months ended June 30, 2017 as follows:

	Three months ended
	June 30,		Change
	2018	2017	$	%
	(in millions)
Residential subscription	$237.2	$231.3	$5.9	3%
Business services subscription	32.6	28.7	3.9	14%
Total subscription	269.8	260.0	9.8	4%
Other business services	6.8	10.6	(3.8)	(36)%
Other	14.7	26.9	(12.2)	(45)%
	$291.3	$297.5	$(6.2)	(2)%

Total subscription revenue increased $9.8 million, or 4%, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Contributing to the increase was approximately $10.7 million related to adjustments for the new revenue recognition accounting guidance.

After accounting for this non-recurring change in revenue, the resulting decline of $0.9 million in subscription revenue is primarily due to a $11.7 million reduction in average total RGUs, partially offset by an $10.8 million increase in the average revenue per unit (“ARPU”) of our customer base, which is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period.

The decrease in other business services revenue of $3.8 million, or 36%, is primarily due to decreased revenue generated by network construction activities and the sale of the Chicago fiber assets and associated loss of wholesale customers.

The decrease in other revenue of $12.2 million, or 45%, is primarily due to the reclassification of franchise and installation fees to residential video subscription revenue in accordance with the new revenue recognition accounting guidance for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

The following table details subscription revenue by service offering for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Subscription
	2018		2017		Revenue
	Subscription	Average	Subscription	Average	Change
	Revenue	RGUs	Revenue	RGUs	$	%
	(in millions)	(in thousands)	(in millions)	(in thousands)
HSD subscription	$117.5	745.8	$99.9	728.3	$17.6	18%
Video subscription	123.1	424.5	126.0	466.1	(2.9)	(2)%
Telephony subscription	29.2	216.2	34.1	239.2	(4.9)	(14)%
	$269.8		$260.0		$9.8	4%

HSD Subscription

HSD subscription revenue increased $17.6 million, or 18%, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in HSD subscription revenue includes an increase of $2.6 million related to new revenue recognition accounting guidance.

After accounting for this non-recurring change in revenue, the remaining increase of $15.0 million in HSD subscription revenue is primarily due to a $2.7 million increase in average HSD RGUs and a $12.3 million increase in HSD ARPU.

Video Subscription

Video subscription revenue decreased $2.9 million, or 2%, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The decrease includes an increase of $9.2 million related to new revenue recognition accounting guidance.

After accounting for this non-recurring change in revenue, the resulting decrease of $12.1 million in Video subscription revenue is primarily due to a $11.2 million decrease in average Video RGUs and a $0.9 million decrease in Video ARPU.

Telephony Subscription

Telephony subscription revenue decreased $4.9 million, or 14%, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The decrease includes a decrease of $1.1 million related to new revenue recognition accounting guidance.

After accounting for this non-recurring change in revenue, the remaining $3.8 million decrease in Telephony subscription revenue is primarily due to a $3.2 million decrease in average Telephony RGUs and a $0.6 million decrease in Telephony ARPU.

Operating expenses (excluding depreciation and amortization)

Operating expenses (excluding depreciation and amortization) declined $0.1 million from the three months ended June 30, 2018 compared to the three months ended June 30, 2017. While operating expenses remained fairly consistent period over period, we experienced an increase in eligible capitalizable costs, partially offset by increases in employee related costs and repair and maintenance.

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

Incremental contribution is not calculated in accordance with GAAP and our use of the term incremental contribution varies from others in our industry. Incremental contribution has important limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP as it does not identify or allocate any other operating costs and expenses that are components of our income from operations to specific subscription revenues as we do not measure or record such costs and expenses in a manner that would allow attribution to a specific component of subscription revenue. Accordingly, incremental contribution should not be considered as an alternative to operating income or any other performance measures derived in accordance with GAAP as measures of operating performance or operating cash flows, or as measures of liquidity.

The following tables provide the most comparable GAAP measurements (i.e. income from operations) for the three months ended June 30, 2018 and 2017:

	Three months ended
	June 30,
	2018	2017
	(in millions)
Income from operations	$47.9	$56.3

Incremental contribution for the provision of such services for the three months ended June 30, 2018 and 2017 are as follows:

	Three months ended
	June 30,		Change
	2018	2017	$	%
	(in millions)
HSD subscription revenue	$117.5	$99.9	$17.6	18%
HSD expenses(1)	3.7	3.5	0.2	6%
HSD incremental contribution	$113.8	$96.4	$17.4

	Three months ended
	June 30,		Change
	2018	2017	$	%
	(in millions)
Video subscription revenue	$123.1	$126.0	$(2.9)	(2)%
Video expenses(2)	93.5	86.1	7.4	9%
Video incremental contribution	$29.6	$39.9	$(10.3)

	Three months ended
	June 30,		Change
	2018	2017	$	%
	(in millions)
Telephony subscription revenue	$29.2	$34.1	$(4.9)	(14)%
Telephony expenses(3)	3.1	3.5	(0.4)	(11)%
Telephony incremental contribution	$26.1	$30.6	$(4.5)

(1)	HSD expenses represent costs incurred from third-party vendors related to maintaining our network and internet connectivity fees.
(2)	Video expenses represent fees paid to content providers for programming.
(3)	Telephony expenses represent costs incurred from third-party providers for circuit rental, interconnectivity and switching costs.

The following table provides a reconciliation of incremental contribution to income from operations, which is the most directly comparable GAAP measure, for the three months ended June 30, 2018 and 2017:

	Three months ended
	June 30,
	2018	2017
	(in millions)
Income from operations	$47.9	$56.3
Revenue (excluding subscription revenue)	(21.5)	(37.5)
Other non-allocated operating expense (excluding depreciation and amortization)(1)	57.0	64.3
Selling, general and administrative(1)	39.7	32.5
Depreciation and amortization(1)	46.4	50.8
Management fee to related party(1)	—	0.5
	$169.5	$166.9
HSD incremental contribution	113.8	96.4
Video incremental contribution	29.6	39.9
Telephony incremental contribution	26.1	30.6
Total incremental contribution	$169.5	$166.9

(1)

Operating expenses (other than third-party direct expenses excluding depreciation and amortization); selling, general and administrative; depreciation and amortization; and management fees to related party are not allocated by product or location for either internal or external reporting.

Selling, general and administrative (SG&A) expenses

Selling, general and administrative expenses increased $7.2 million, or 22%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase is primarily due to higher employee related salary and non-cash compensation cost. Partially offsetting the overall increase is a decrease in commission expense due to the impact of the new revenue recognition accounting guidance.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased $4.4 million, or 9%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The decrease is primarily due to the disposition of Chicago fiber assets.

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

Interest expense

Interest expense decreased $11.4 million, or 26%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The decrease is primarily due to lower overall debt and a lower blended interest rate mainly driven by the redemption of the 10.25% Senior Notes on July 17, 2017.

Income tax benefit (expense)

We reported a total income tax benefit of $8.8 million and income tax expense of $5.9 million for the three months ended June 30, 2018 and 2017, respectively. The income tax benefit reported during the three months ended June 30, 2018 is primarily due to a change in the valuation allowance that was recorded. This charge was the result of recording indefinite lived deferred tax assets related to a business interest expense limitation and net operating loss carryforwards. As a result of these indefinite lived deferred tax assets, we recorded an income tax benefit of approximately $12.7 million.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

Revenue

Revenue for the six months ended June 30, 2018 decreased $20.7 million, or 3%, as compared to revenue for the six months ended June 30, 2017 as follows:

	Six Months Ended
	June 30,		Change
	2018	2017	$	%
	(in millions)
Residential subscription	$469.3	$463.7	$5.6	1%
Business services subscription	64.0	56.8	7.2	13%
Total subscription	533.3	520.5	12.8	2%
Other business services	14.0	21.7	(7.7)	(35)%
Other	29.5	55.3	(25.8)	(47)%
	$576.8	$597.5	$(20.7)	(3)%

Total subscription revenue increased $12.8 million, or 2%, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Contributing to the increase was approximately $19.6 million related to adjustments for the new revenue recognition accounting guidance, partially offset by a decrease of $1.3 million related to the disposition of our Lawrence, Kansas system on January 12, 2017.

After accounting for these non-recurring changes in revenue, the resulting decline of $5.5 million in subscription revenue is primarily due to a $26.7 million reduction in average total RGUs, partially offset by an $21.2 million increase in ARPU of our customer base, which is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period.

The decrease in other business services revenue of $7.7 million, or 35%, is primarily due to decreased revenue generated by network construction activities and the sale of the Chicago fiber assets and associated loss of wholesale customers.

The decrease in other revenue of $25.8 million, or 47%, is primarily due to the reclassification of franchise and installation fees to residential video subscription revenue in accordance with the new revenue recognition accounting guidance for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

The following table details subscription revenue by service offering for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,				Subscription
	2018		2017		Revenue
	Subscription	Average	Subscription	Average	Change
	Revenue	RGUs	Revenue	RGUs(1)	$	%
	(in millions)	(in thousands)	(in millions)	(in thousands)
HSD subscription	$229.2	740.2	$196.8	737.5	$32.4	16%
Video subscription	244.9	426.3	254.7	479.8	(9.8)	(4)%
Telephony subscription	59.2	216.9	69.0	246.7	(9.8)	(14)%
	$533.3		$520.5		$12.8	2%

(1)	Average subscribers, presented in thousands, is calculated based on reported subscribers and is not adjusted for changes related to the disposition of our Lawrence, Kansas system.

HSD Subscription

HSD subscription revenue increased $32.4 million, or 16%, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in HSD subscription revenue includes an increase of $3.5 million related to new revenue recognition accounting guidance, partially offset by a decrease of $0.6 million related to the disposition of our Lawrence, Kansas system on January 12, 2017.

After accounting for these non-recurring changes in revenue, the remaining increase of $29.5 million in HSD subscription revenue is primarily due to a $5.2 million increase in average HSD RGUs and a $24.3 million increase in HSD ARPU.

Video Subscription

Video subscription revenue decreased $9.8 million, or 4%, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease includes an increase of $18.8 million related to new revenue recognition accounting guidance, partially offset by a decrease of $0.6 million related to the disposition of our Lawrence, Kansas system on January 12, 2017.

After accounting for these non-recurring changes in revenue, the resulting decrease of $28.0 million in Video subscription revenue is primarily due to a $24.4 million decrease in average Video RGUs and a $3.6 million decrease in Video ARPU.

Telephony Subscription

Telephony subscription revenue decreased $9.8 million, or 14%, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease includes a $2.7 million decrease related to new revenue recognition accounting guidance and $0.1 million decrease related to the disposition of our Lawrence, Kansas system on January 12, 2017.

After accounting for these non-recurring changes in revenue, the remaining $7.0 million decrease in Telephony subscription revenue is primarily due to a $7.5 million decrease in average Telephony RGUs, partially offset by a $0.5 million increase in Telephony ARPU.

Operating expenses (excluding depreciation and amortization)

Operating expenses (excluding depreciation and amortization) declined $2.0 million, or 1%, from the six months ended June 30, 2018 compared to the six months ended June 30, 2017. While operating expenses remained fairly consistent period over period, we experienced an increase in eligible capitalizable costs, partially offset by increases in installation and repair and maintenance costs.

Incremental contribution

A presentation of incremental contribution, a non-GAAP measure, is included below. See prior presentation of incremental contribution for the three months ended June 30, 2017 for an explanation of why we present this metric and the limitations thereof.

The following tables provide the most comparable GAAP measurements (i.e. income from operations) for the six months ended June 30, 2018 and 2017:

	Six months ended
	June 30,
	2018	2017
	(in millions)
Income (loss) from operations	$(166.9)	$115.4

Incremental contribution for the provision of such services for the six months ended June 30, 2018 and 2017 are as follows:

	Six months ended
	June 30,		Change
	2018	2017	$	%
	(in millions)
HSD subscription revenue	$229.2	$196.8	$32.4	16%
HSD expenses(1)	7.4	6.8	0.6	9%
HSD incremental contribution	$221.8	$190.0	$31.8

	Six months ended
	June 30,		Change
	2018	2017	$	%
	(in millions)
Video subscription revenue	$244.9	$254.7	$(9.8)	(4)%
Video expenses(2)	187.9	174.9	13.0	7%
Video incremental contribution	$57.0	$79.8	$(22.8)

	Six months ended
	June 30,		Change
	2018	2017	$	%

Telephony subscription revenue	$59.2	$69.0	$(9.8)	(14)%
Telephony expenses(3)	6.5	6.8	(0.3)	(4)%
Telephony incremental contribution	$52.7	$62.2	$(9.5)

(1)	HSD expenses represent costs incurred from third-party vendors related to maintaining our network and internet connectivity fees.
(2)	Video expenses represent fees paid to content providers for programming.
(3)	Telephony expenses represent costs incurred from third-party providers for circuit rental, interconnectivity and switching costs.

The following table provides a reconciliation of incremental contribution to income from operations, which is the most directly comparable GAAP measure, for the six months ended June 30, 2018 and 2017:

	Six months ended
	June 30,
	2018	2017
	(in millions)
Income (loss) from operations	$(166.9)	$115.4
Revenue (excluding subscription revenue)	(43.5)	(77.0)
Other non-allocated operating expense (excluding depreciation and amortization)(1)	113.4	128.7
Selling, general and administrative(1)	79.4	62.8
Depreciation and amortization(1)	92.7	101.1
Impairment losses on intangibles and goodwill(1)	256.4	—
Management fee to related party(1)	—	1.0
	$331.5	$332.0
HSD incremental contribution	221.8	190.0
Video incremental contribution	57.0	79.8
Telephony incremental contribution	52.7	62.2
Total incremental contribution	$331.5	$332.0

(1)

Operating expenses (other than third-party direct expenses excluding depreciation and amortization); selling, general and administrative; depreciation and amortization; impairment losses on intangibles and goodwill; and management fees to related party are not allocated by product or location for either internal or external reporting.

Selling, general and administrative (SG&A) expenses

Selling, general and administrative expenses increased $16.6 million, or 26%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase is primarily due to higher employee related salary and non-cash compensation costs. Partially offsetting the overall increase is a decrease in commission expense due to the impact of the new revenue recognition accounting guidance.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased $8.4 million, or 8%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease is primarily due to the disposition of Chicago fiber assets.

Impairment Losses on Intangibles and Goodwill

As a result of a decline in the Company’s stock price during the three months ended March 31, 2018, we recorded a non-cash impairment charge of $143.2 million related to certain franchise operating rights and a $113.2 million non-cash impairment charge of goodwill in certain of our markets. The primary driver of the impairment charges was decline in the price of our common stock, which reduced the market multiples utilized to determine estimated fair market values of indefinite-lived intangible assets and goodwill in certain reporting units. See Note 6 — Franchise Operating Rights & Goodwill for discussion of non-cash impairment charges recognized for the six months ended June 30, 2018.

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

Interest expense

Interest expense decreased $28.0 million, or 31%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease is primarily due to lower overall debt and a lower blended interest rate mainly related to the redemption of the 10.25% Senior Notes on July 17, 2017.

Income tax benefit

We reported total income tax benefit of $50.0 million and $18.0 million for the six months ended June 30, 2018 and 2017, respectively. An income tax benefit recorded in the first quarter of the current year was primarily due to recording a non-cash impairment charge on certain franchise operating rights and goodwill which are indefinite lived assets. As a result of this impairment, we recorded an income tax benefit of approximately $46.1 million.

On January 12, 2017, the Company and MidCo consummated the Asset Purchase Agreement under which MidCo acquired the Company’s Lawrence, Kansas system, for gross proceeds of approximately $213.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the agreement. As a result of the Lawrence sale, the Company recorded $11.1 million of associated income tax expense in the first quarter of 2017. In addition, a deferred income tax benefit of $39.3 million was recognized in the first quarter of 2017 as a result of the change in valuation allowance. The change in valuation allowance was due primarily to the utilization of NOLs from the disposal of indefinite lived assets related to the Lawrence sale transaction.

Liquidity and Capital Resources

At June 30, 2018, we had $113.5 million in current assets, including $17.1 million in cash and cash equivalents, and $209.2 million in current liabilities. Our outstanding consolidated debt and capital lease obligations aggregated to $2,256.7 million, of which $23.9 million is classified as current in our unaudited condensed consolidated balance sheet as of such date.

On December 14, 2017, our Board of Directors authorized us to repurchase up to $50.0 million of our outstanding common stock. As of March 26, 2018, we completed such stock repurchase program with total common stock shares repurchased of 5.1 million for $50.0 million.

On May 10, 2018, the Board of Directors authorized the Company to repurchase up to $25.0 million of our outstanding common stock. As of June 30, 2018, the Company purchased 1,026,000 shares of common stock for approximately $9.6 million.

On December 14, 2017, we completed our asset purchase agreement with a subsidiary of Verizon and entered into a Construction Services Agreement pursuant to which we will complete the build-out of the network in exchange for $50.0 million. The $50.0 million will be payable as such network elements are completed and accepted. We have incurred expenses of approximately $23.7 million on the construction as of June 30, 2018.

We are required to prepay principal amounts under our Senior Secured Credit Facilities credit agreement if we generate excess cash flow, as defined in the credit agreement. As of June 30, 2018, we had borrowing capacity of $279.6 million under our Revolving Credit Facility and were in compliance with all our debt covenants. Accordingly, we believe that we have sufficient resources to fund our obligations and anticipated liquidity requirements in the foreseeable future.

Historical Operating, Investing, and Financing Activities

Operating Activities

Net cash provided by operating activities increased from $107.2 million for the six months ended June 30, 2017 to $135.8 million for the six months ended June 30, 2018. The increase is primarily due to working capital fluctuations regarding the timing of accrued liabilities and unearned service revenue related to our construction activities.

Investing Activities

Net cash provided by (used in) investing activities decreased from $62.2 million cash provided by investing activities for the six months ended June 30, 2017 to $133.3 million cash used in investing activities for the six months ended June 30, 2018. The decrease is attributable to net cash proceeds from the sale of our Lawrence, Kansas system in 2017 in the amount of $213.0 million partially offset by a decrease in capital expenditures of $18.5 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

We have ongoing capital expenditure requirements related to the maintenance, expansion and technological upgrades of our cable network. Capital expenditures are funded primarily through a combination of cash on hand and cash flow from operations. Our capital expenditures were $133.5 million and $152.0 million for the six months ended June 30, 2018 and 2017, respectively. The $18.5 million decrease from the six months ended June 30, 2017 to the six months ended June 30, 2018 is primarily due to the decrease in capital expenditures related to the Chicago fiber network.

The following table sets forth additional information regarding our capital expenditures for the periods presented:

	For the six months ended
	June 30,
	2018	2017
	(in millions)
Capital Expenditures
Customer premise equipment(1)	$54.3	$51.0
Scalable infrastructure(2)	17.6	15.5
Line extensions(3)	35.1	64.5
Upgrade / rebuild(4)	—	0.2
Support capital(5)	26.5	20.8
Total	$133.5	$152.0
Capital expenditures included in total related to:
Edge-outs(6)	$15.8	$26.4
Business services(7)	$23.1	$43.8

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
(7)

Business services represent costs associated with the build-out of our network to support business services customers, including the associated CPE, as well as the construction of the Chicago fiber network.

Financing Activities

Net cash  provided by (used in) financing activities decreased from $227.3 million provided by financing activities for the six months ended June 30, 2017 to $54.8 million used in financing activities for the six months ended June 30, 2018. The decrease is primarily due to the receipt of cash proceeds from our initial public offering of $334.7 million during the six months ended June 30, 2017 and a $20.3 million capital contribution from our former Parent.  Additionally, we completed a $57.7 million share repurchase associated with the stock buyback program during the six months ended June 30, 2018. These decreases are partially offset by lower cash payments on outstanding debt of $2,256.7 million for the six months ended June 30, 2018 compared to $2,755.7 million for the six months ended June 30, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of June 30, 2018, borrowings under our Term B Loans and Revolving Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate (which is subject to a minimum rate of 1.00% for Term B Loans) or an ABR (which is subject to a minimum rate of 1.00% for Term B Loans), plus the applicable margin. The applicable margins for the Term B Loans is 3.25% for adjusted LIBOR loans and 2.25% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility is 3.00% for adjusted LIBOR loans and 2.00% for ABR loans. A hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of June 30, 2018) would result in an annual interest expense change of up to approximately $9.2 million on our Senior Secured Credit Facility.

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

Changes in Internal Control over Financial Reporting

On January 1, 2018, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers, and as a result, we have incorporated internal controls over significant process changes for revenue recognition that we believe to be appropriate and necessary in consideration of the related integration of the new standard. There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a‑15 and 15d‑15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

In June and July of 2018, putative class action complaints were filed in the Supreme Court of the State of New York against WideOpenWest, Inc. and certain of the Company’s current and former officers and directors, as well as Crestview Advisors, L.L.C., Avista Capital Partners, and each of the underwriter banks involved with the Company’s IPO. The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the IPO.  The plaintiffs seek to represent a class of stockholders who purchased stock pursuant to or traceable to the IPO. The complaint seeks unspecified monetary damages and other relief. The Company believes the complaint and allegations to be without merit and intends to vigorously defend itself against these actions. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition, or cash flows.

On March 7, 2018, Sprint Communications Company L.P (“Sprint”) filed complaints in the U.S. District Court for the District of Delaware alleging that the Company (and other industry participants) infringe patents purportedly relating to Sprint’s Voice over Internet Protocol (“VoIP”) services. The lawsuit is part of a pattern of litigation that was initiated as far back as 2007 by Sprint against numerous broadband and telecommunications providers. The Company has multiple legal and contractual defenses and will vigorously defend against the claims. Although the outcome of the matter cannot be predicted and the impact of the final resolution of this matter on the Company’s results of operations in any particular subsequent reporting period is not known, at this time, management does not believe that the ultimate resolution of the matter will have a material adverse effect on the operations or financial position of the Company or the ability of the Company to meet its financial obligations as they become due.

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

Item 1A. Risk Factors

Our Annual Report on Form 10‑K for the year ended December 31, 2017 includes “Risk Factors” under Item 1A of Part 1. There have been no material changes from the updated risk factors described in our Form 10‑K.

Item 2. Unregistered Sales of Equity Proceeds and Use of Proceeds

Use of Proceeds from Initial Public Offering

The Registration Statement on Form S‑1 (File No. 333‑216894) for the initial public offering of our common stock was declared effective by the Securities and Exchange Commission on May 24, 2017.

Proceeds were used to pay off the aggregate principal amount of our former 10.25% Senior Notes due 2019. The remaining proceeds were used to pay fees and expenses associated with the IPO and for general corporate purposes.

Purchases of Equity Securities by the Issuer

The following table presents WOW’s purchases of equity securities completed during the second quarter of 2018 (dollars in millions, except per share amounts):

				Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet be
	Number of Shares	Average Price	Purchased as Part of Publicly	Purchased Under the Plans
Period	Purchased (1)	Paid per Share	Announced Plans or Programs(2)	or Programs(2)
April 1 - 30, 2018	19,077	$6.80	—	$—
May 1 - 31, 2018	138,000	$8.87	138,000	$23.8
June 1 - 30, 2018	1,165,056	$9.34	1,026,000	$15.4

(1)	Includes 19,077 and 277,056 shares withheld from employees for the payment of taxes upon the vesting of restricted stock awards for the months of April and June 2018, respectively.
(2)

As announced on May 11, 2018, on May 10, 2018, the Board of Directors authorized the Company to repurchase up to $25.0 million of outstanding common stock. During the three months ended June 30, 2018, the Company purchased 1,026,000 shares of common stock for approximately $9.6 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.1	Letter Agreement of Employment, dated April 6, 2018 between the Company and Matthew Bell	8-K	001-38101	April 23, 2018	10.1
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST, INC.

August 9, 2018	By:	/s/ TERESA ELDER
Teresa Elder
Chief Executive Officer

	By:	/s/ RICHARD E. FISH, JR.
Richard E. Fish, Jr.
Chief Financial Officer