Form 10-Q
period 2018-09-30
WideOpenWest, Inc.
filed 2018-11-08
CIK 1701051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T  (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non‑accelerated filer ☒	Smaller reporting company ☐
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

The number of outstanding shares of the registrant’s common stock as of November 6, 2018 was 82,694,850

WIDEOPENWEST, INC. AND SUBSIDIARIES

FORM 10‑Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2018

This Quarterly Report on Form 10‑Q is for the three and nine months ended September 30, 2018. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to “WOW,” “we,” “us,” “our”, or “the Company” are to WideOpenWest, Inc. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

i

PART I-FINANCIAL INFORMATION

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2018	2017
	(in millions, except share data)
Assets
Current assets
Cash and cash equivalents	$27.3	$69.4
Accounts receivable—trade, net of allowance for doubtful accounts of $6.0 and $5.8, respectively	83.8	81.5
Accounts receivable—other	5.9	2.1
Prepaid expenses and other	19.1	12.2
Total current assets	136.1	165.2
Plant, property and equipment, net	997.7	924.7
Franchise operating rights	809.2	952.4
Goodwill	270.9	384.1
Intangible assets subject to amortization, net	4.0	5.5
Other noncurrent assets	32.9	9.7
Total assets	$2,250.8	$2,441.6
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable—trade	$34.6	$26.1
Accrued interest	4.8	3.6
Accrued liabilities and other	90.9	94.5
Current portion of debt and capital lease obligations	24.2	24.0
Current portion of unearned service revenue	50.1	43.2
Total current liabilities	204.6	191.4
Long term debt and capital lease obligations—less current portion and debt issuance costs	2,275.0	2,227.2
Deferred income taxes, net	161.6	220.4
Other noncurrent liabilities	8.9	7.0
Total liabilities	2,650.1	2,646.0
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 90,573,690 and 88,887,915 issued as of September 30, 2018 and December 31, 2017, respectively; 82,694,850 and 88,426,742 outstanding as of September 30, 2018 and December 31, 2017, respectively	0.9	0.9
Additional paid-in capital	310.7	299.9
Accumulated other comprehensive income	5.4	—
Accumulated deficit	(638.3)	(500.4)
Treasury stock at cost, 7,878,840 and 461,173 shares as of September 30, 2018 and December 31, 2017, respectively	(78.0)	(4.8)
Total stockholders’ deficit	(399.3)	(204.4)
Total liabilities and stockholders’ deficit	$2,250.8	$2,441.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions, except share data)
Revenue	$291.6	$297.8	$868.4	$895.3
Costs and expenses:
Operating (excluding depreciation and amortization)	152.7	153.2	467.9	470.4
Selling, general and administrative	37.0	38.1	116.4	100.9
Depreciation and amortization	46.3	49.0	139.0	150.1
Impairment losses on intangibles and goodwill	—	—	256.4	—
Gain on sale of assets	(1.5)	—	(1.5)	—
Management fee to related party	—	—	—	1.0
	234.5	240.3	978.2	722.4
Income (loss) from operations	57.1	57.5	(109.8)	172.9
Other income (expense):
Interest expense	(35.0)	(32.2)	(96.8)	(122.0)
Gain on sale of Lawrence, Kansas system	—	—	—	38.4
Loss on early extinguishment of debt	—	(26.1)	—	(32.1)
Other income, net	0.5	0.3	1.7	1.7
Income (loss) before provision for income tax	22.6	(0.5)	(204.9)	58.9
Income tax benefit (expense)	7.9	(1.6)	57.9	16.4
Net income (loss)	$30.5	$(2.1)	$(147.0)	$75.3

Basic and diluted earnings (loss) per common shares
Basic	$0.38	$(0.02)	$(1.79)	$0.99
Diluted	$0.37	$(0.02)	$(1.79)	$0.99
Weighted-average common shares outstanding
Basic	80,663,128	86,973,345	82,319,223	76,014,568
Diluted	81,569,173	86,973,345	82,319,223	76,096,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Net income (loss)	$30.5	$(2.1)	$(147.0)	$75.3
Unrealized gain on interest rate derivative instrument	6.0	—	5.4	—
Comprehensive income (loss)	$36.5	$(2.1)	$(141.6)	$75.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(unaudited)

					Accumulated
		Common	Treasury	Additional	Other		Total
	Common	Stock	Stock at	Paid-in	Comprehensive	Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Income	Deficit	Deficit
	(in millions, except share data)
Balances at January 1, 2018	88,426,742	$0.9	$(4.8)	$299.9	$—	$(500.4)	$(204.4)
Impact of change in accounting policy	—	—	—	—	—	9.1	9.1
Changes in accumulated other comprehensive income	—	—	—	—	5.4	—	5.4
Stock-based compensation	—	—	—	11.0	—	—	11.0
Issuance of restricted stock, net	1,685,775	—	—	—	—	—	—
Purchase of shares	(7,417,667)	—	(73.2)	—	—	—	(73.2)
Other	—	—	—	(0.2)	—	—	(0.2)
Net loss	—	—	—	—	—	(147.0)	(147.0)
Balances at September 30, 2018(1)	82,694,850	$0.9	$(78.0)	$310.7	$5.4	$(638.3)	$(399.3)

(1)	Included in outstanding shares as of September 30, 2018 are 2,403,512 non-vested shares of restricted stock awards granted to employees and directors.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(147.0)	$75.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	139.0	150.1
Deferred income taxes	(59.0)	(25.0)
Provision for doubtful accounts	14.2	14.3
Gain on sale of Chicago fiber assets	(1.5)	—
Amortization of debt issuance costs and discount, net	3.6	3.8
Gain on sale of Lawrence, Kansas system	—	(38.4)
Loss on early extinguishment of debt	—	7.1
Impairment losses on intangibles and goodwill	256.4	—
Non-cash compensation	11.0	8.3
Other non-cash items	—	0.3
Changes in operating assets and liabilities:
Receivables and other operating assets	(23.4)	(23.4)
Payables and accruals	6.5	(56.0)
Net cash provided by operating activities	$199.8	$116.4
Cash flows from investing activities:
Capital expenditures	$(213.8)	$(224.3)
Proceeds from sale of Chicago fiber assets	3.4	—
Proceeds from sale of Lawrence, Kansas system	—	213.0
Other investing activities	—	0.4
Net cash used in investing activities	$(210.4)	$(10.9)
Cash flows from financing activities:
Proceeds from issuance of debt	$60.0	$2,454.3
Payments on debt and capital lease obligations	(18.1)	(2,896.2)
Proceeds from issuance of common stock, net of issuance costs	—	334.7
Contribution from former Parent	—	20.3
Payment of debt issuance costs	—	(3.7)
Repurchase of old management units	—	(8.8)
Purchase of treasury stock	(73.2)	—
Other	(0.2)	(0.5)
Net cash used in financing activities	$(31.5)	$(99.9)
(Decrease) increase in cash and cash equivalents	(42.1)	5.6
Cash and cash equivalents, beginning of period	69.4	30.8
Cash and cash equivalents, end of period	$27.3	$36.4
Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$92.0	$161.6
Cash paid during the periods for income taxes	$12.0	$4.4
Non-cash financing activities:
Capital lease additions	$2.5	$—
Capital expenditure accounts payable and accruals	$11.3	$15.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

The Company is a fully integrated provider of high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services. The Company serves customers in nineteen Midwestern and Southeastern markets in the United States. The Company manages and operates its Midwestern systems in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana and Baltimore, Maryland. The Southeastern systems are located in Augusta, Columbus, Newnan and West Point, Georgia; Charleston, South Carolina; Dothan, Auburn, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida.

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

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018 (January 1, 2019 for the Company). ASU 2016-02 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Targeted Improvements (“ASU 2018-11”).

The Company will adopt the new guidance on the effective date of January 1, 2019 and use the adoption date as the date of initial application as allowed under ASU 2018-11. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’, which permits the Company not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs, and the practical expedient pertaining to land easements, which allows the Company to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under current Topic 840. The Company does not expect to elect the use-of-hindsight transition practical expedient.

The Company’s adoption process of ASU 2016-02 is ongoing, including evaluating and quantifying the impact on the financial statements, identifying the population of leases, implementing a selected technology solution and collecting and validating lease data. While the Company continues to assess all of the effects of adoption, the Company currently believes the most significant effects relate to the recognition of new right-of-use assets and lease liabilities on the balance sheet for real estate operating leases, and providing significant new disclosures about the Company’s leasing activities.

The new standard also provides practical expedients for the Company’s ongoing accounting. The Company expects to elect the short-term lease recognition exemption for all leases that qualify, meaning the Company will not recognize right-of-use assets or lease liabilities for existing and new lease agreements that qualify. The Company also expects to elect the practical expedient to not separate lease and non-lease components for all of its leases, including those for which the Company is a lessee and those for which it is a lessor.

ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”), which requires a customer in a hosting arrangement that is a service contract to apply the guidance on internal-use software to determine which implementation costs to recognize as an asset and which costs to expense. Costs to develop or obtain internal-use software that cannot be capitalized under Subtopic 350-40, Internal-Use Software, such as training costs and certain data conversion costs, also cannot be capitalized for a hosting arrangement that is a service contract. The amendments require a customer in a hosting arrangement that is a service contract to determine whether an implementation activity relates to the preliminary project stage, the application development stage, or the post-implementation stage. Costs for implementation activities in the application development stage will be capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages will be expensed immediately. ASU 2018-15 is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the timing of adopting this guidance and the impact of adoption on its financial position, results of operations and cash flows.

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

The following tables summarize the impacts of adopting ASC 606 on the Company’s condensed consolidated balance sheet and statements of operations as of and for the three and nine months ended September 30, 2018.

Condensed Consolidated Balance Sheet

	As of September 30, 2018
			Without
			adoption of
	As reported	Adjustments	Topic 606
	(in millions)
Assets
Current assets:
Prepaid expenses and other	$19.1	$(5.0)	$14.1
Total current assets	136.1	(5.0)	131.1
Other noncurrent assets	32.9	(18.1)	14.8
Total assets	$2,250.8	$(23.1)	$2,227.7
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of unearned service revenue	$50.1	$(3.5)	$46.6
Total current liabilities	204.6	(3.5)	201.1
Deferred income taxes, net	161.6	(0.2)	161.4
Other noncurrent liabilities	8.9	(0.6)	8.3
Total liabilities	2,650.1	(4.3)	2,645.8
Accumulated deficit	(638.3)	(18.8)	(657.1)
Total stockholders’ deficit	(399.3)	(18.8)	(418.1)
Total liabilities and stockholders’ deficit	$2,250.8	$(23.1)	$2,227.7

Condensed Consolidated Statements of Operations

	Three months ended September 30, 2018			Nine months ended September 30, 2018
			Without			Without
			adoption of			adoption of
	As reported	Adjustments	Topic 606	As reported	Adjustments	Topic 606
	(in millions)
Revenue	$291.6	$—	$291.6	$868.4	$(2.0)	$866.4
Costs and expenses:
Selling, general and administrative	37.0	(4.3)	32.7	116.4	(11.7)	104.7
	234.5	(4.3)	230.2	978.2	(11.7)	966.5
Income (loss) from operations	57.1	4.3	61.4	(109.8)	9.7	(100.1)
Income (loss) before provision for income taxes	22.6	4.3	26.9	(204.9)	9.7	(195.2)
Net income (loss)	$30.5	$4.3	$34.8	$(147.0)	$9.7	$(137.3)

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

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which amends the recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 contains several amendments of which only the amendment to present financial assets and financial liabilities by measurement category and form of financial asset applies to the Company. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Revenue by Service Offering

Revenue by service offering is set forth in the table below:

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	(in millions)
	Residential	Business	Total	Residential	Business	Total
	Subscription	Subscription	Revenue	Subscription	Subscription	Revenue
HSD	$100.2	$18.8	$119.0	$293.5	$54.7	$348.2
Video	115.8	3.5	119.3	353.6	10.6	364.2
Telephony	18.3	10.7	29.0	56.5	31.7	88.2
Total subscription services revenue	$234.3	$33.0	$267.3	$703.6	$97.0	$800.6
Other business services revenue (a)	—	—	6.6	—	—	20.6
Other revenue	—	—	17.7	—	—	47.2
Total revenue	$234.3	$33.0	$291.6	$703.6	$97.0	$868.4

(a)	Includes wholesale and collocation revenue of $5.0 million and $16.0 million for the three and nine months ended September 30, 2018, respectively.

Costs of Obtaining Contracts with Customers

The Company recognizes an asset for incremental costs of obtaining contracts with customers when it expects to recover those costs. Costs which would be incurred regardless of whether a contract is obtained are expensed as they are incurred.  Costs of obtaining contracts with customers are amortized over the expected period of benefit, which generally ranges from three to four years for residential customers and six to seven years for business customers. As of September 30, 2018, the current portion of costs of obtaining contracts with customers of $5.0 million and non-current portion of costs of obtaining contracts with customers of $18.1 million are included in prepaid expenses and other noncurrent assets, respectively, in the Company’s condensed consolidated balance sheet. Amortization of costs of obtaining contracts with customers is included in selling, general and administrative expense in the Company’s condensed consolidated statement of operations.

Contract Liabilities

Monthly charges for residential and business subscription services are billed in advance and recorded as unearned service revenue. Residential and business customers may be charged non-recurring upfront fees associated with installation and other administrative activities. Charges for upfront fees associated with installation and other administrative activities are initially recorded as unearned services revenue and recognized as revenue over the expected period of benefit for residential customers, which has been estimated as five months, and over the contract term for business customers, which has been estimated as 30 months. The Company has estimated the expected period of benefit for residential customers based on consideration of quantitative and qualitative factors including the average installation fee charged, the average monthly revenue per customer, and customer behavior. As of September 30, 2018, the current portion of $3.5 million and the non-current portion of $0.6 million are included in current portion of unearned service revenue and other noncurrent liabilities, respectively, in the Company’s condensed consolidated balance sheet.

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

A summary of expected commercial revenue to be recognized in future periods related to performance obligations which have not been satisfied or are partially unsatisfied as of September 30, 2018 is set forth in the table below:

	2018	2019	2020	Thereafter	Total
	(in millions)
Subscription services	$22.6	$64.7	$33.6	$14.8	$135.7
Other business services	1.3	4.3	1.1	0.7	7.4
Total expected revenue	$23.9	$69.0	$34.7	$15.5	$143.1

Note 4. Plant, Property and Equipment, Net

Plant, property and equipment consists of the following:

	September 30,	December 31,
	2018	2017
	(in millions)
Distribution facilities	$1,489.2	$1,373.6
Customer premise equipment	439.5	414.5
Head-end equipment	320.2	320.4
Telephony infrastructure	90.7	92.4
Computer equipment and software	124.1	107.6
Vehicles	35.7	36.0
Buildings and leasehold improvements	46.0	44.6
Office and technical equipment	32.9	32.8
Land	6.2	6.2
Construction in progress (including material inventory and other)	138.8	95.2
Total plant, property and equipment	2,723.3	2,523.3
Less accumulated depreciation	(1,725.6)	(1,598.6)
	$997.7	$924.7

Depreciation expense for the three months ended September 30, 2018 and 2017 was $46.1 million and $48.4 million, respectively. Depreciation expense for the nine months ended September 30, 2018 and 2017 was $137.8 million and $148.6 million, respectively. Included in depreciation expense were gains (losses) on write-offs or sales of head-end and customer premise equipment totaling  $0.3 million and $nil for the three months ended September 30, 2018 and 2017, respectively; and $0.5 million and $0.3 million for the nine months ended September 30, 2018 and 2017, respectively.

Note 5. Asset Sales

Sale of Chicago Fiber Network

On August 1, 2017, the Company entered into a definitive agreement to sell a portion of its fiber network in the Company’s Chicago market to a subsidiary of Verizon for $225.0 million in cash. On December 14, 2017, the Company finalized the sale by entering into an Asset Purchase Agreement (“APA”) with a subsidiary of Verizon.

In addition to the APA, the Company and a subsidiary of Verizon entered into a Construction Services Agreement pursuant to which the Company will complete the build-out of the network in exchange for $50.0 million, which represents the estimated remaining build-out costs to complete the network. The $50.0 million will be recognized over time as such network elements are completed and accepted. The Company anticipates such network will be completed in the first half of 2019.

As a result of entering into the Construction Services Agreement, the Company concluded that the assets and liabilities associated with the build-out of the network met the criteria to be classified as held for sale. As of September 30, 2018, the Chicago fiber network has $23.5 million in total assets held for sale that are included in the Company’s condensed consolidated balance sheet which represents what the Company has spent on construction subsequent to the signing of the definitive agreement, less the costs of sites completed.

Sale of Lawrence, Kansas System

On January 12, 2017, the Company and Midcontinent Communications (“MidCo”) consummated an asset purchase agreement under which MidCo acquired the Company’s Lawrence, Kansas system for net proceeds of approximately $213.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the agreement. As a result of the asset purchase agreement, the Company recorded a gain on sale of assets of $38.4 million. The results of the Company’s Lawrence, Kansas system for the first 12 days of fiscal 2017 are included in the condensed consolidated financial statements for the nine months ended September 30, 2017, but not included in the three and nine months ended September 30, 2018 condensed consolidated financial statements. The Company and MidCo also entered into a transition services agreement under which the Company provided certain services to MidCo on a transitional basis. The transition services agreement, originally expiring on July 1, 2017, was extended to September 28, 2017. Charges for the transition services generally allowed the Company to fully recover all allowed costs and allocated expenses incurred in connection with providing these services, generally without profit.

Note 6. Franchise Operating Rights & Goodwill

Changes in the carrying amounts of the Company’s franchise operating rights and goodwill during the nine months ended September 30, 2018 are set forth below:

	December 31,				September 30,
	2017	Acquisitions	Sales	Impairment	2018
	(in millions)
Franchise operating rights	$952.4	$—	$—	$143.2	$809.2
Goodwill	384.1	—	—	113.2	270.9
	$1,336.5	$—	$—	$256.4	$1,080.1

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

Note 7. Accrued Liabilities and Other

Accrued liabilities and other consists of the following:

	September 30,	December 31,
	2018	2017
	(in millions)
Programming costs	$34.5	$32.2
Franchise and revenue sharing fees	11.4	12.2
Payroll and employee benefits	15.5	11.5
Property, income, sales and use taxes	8.0	18.9
Utility pole rentals	3.5	1.5
Other accrued liabilities	18.0	18.2
	$90.9	$94.5

Note 8. Long‑Term Debt and Capital Leases

The following table summarizes the Company’s long‑term debt and capital leases:

				December 31,
	September 30, 2018			2017
	Available
	borrowing	Effective	Outstanding	Outstanding
	capacity	interest rate (1)	balance	balance
	(in millions)
Long-term debt:
Term B Loans, net(2)	$—	5.5%	$2,246.0	$2,261.4
Revolving Credit Facility(3)	234.6	5.2%	60.0	—
Total long-term debt	$234.6		2,306.0	2,261.4
Capital lease obligations			4.3	2.8
Total long-term debt and capital lease obligations			2,310.3	2,264.2
Debt issuance costs, net(4)			(11.1)	(13.0)
Sub-total			2,299.2	2,251.2
Less current portion			(24.2)	(24.0)
Long-term portion			$2,275.0	$2,227.2

(1)	Represents the effective interest rate in effect for all borrowings outstanding as of September 30, 2018 pursuant to each debt instrument including the applicable margin.
(2)	At September 30, 2018 includes $11.2 million of net discounts.
(3)

Available borrowing capacity at September 30, 2018 represents $300.0 million of total availability less borrowing of $60.0 million on the Revolving Credit Facility and outstanding letters of credit of $5.4 million. Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company.

(4)	At September 30, 2018, debt issuance costs include $8.1 million related to Term B Loans and $3.0 million related to the Revolving Credit Facility.

Refinancing of the Term B Loans and Revolving Credit Facility

On July 17, 2017, the Company entered into an eighth amendment (“Eighth Amendment”) to its Credit Agreement, with JPMorgan Chase Bank, N.A., as the administrative agent and revolver agent. Under the Eighth Amendment, (i) the Company borrowed new Term B loans in an aggregate principal amount of $230.5 million, for a total outstanding Term B loan principal amount of $2.28 billion and (ii) the revolving credit commitments were increased by an aggregate principal amount of $100.0 million, for a total outstanding revolving credit commitment of $300.0 million available to the Company under the revolving credit facility. The new Term B loans will mature on August 19, 2023 and bear interest, at the Company’s option, at a rate equal to ABR plus 2.25% or LIBOR plus 3.25%. Loans under the revolving credit facility will mature on May 31, 2022 and bear interest, at the Company's option, at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%. The guarantees, collateral and covenants in the Eighth Amendment remain unchanged from those contained in the credit agreement prior to the Eighth Amendment. As of September 30, 2018, the Company was in compliance with all debt covenants.

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

The Company sold 20,970,589 shares of its common stock at a price of $17 per share (including the underwriters’ exercise of the overallotment option) for $356.5 million in gross proceeds.  The Company incurred costs directly associated with the IPO of $22.5 million, resulting in proceeds from the IPO (net of issuance costs) of $334.0 million. Outstanding shares and per-share amounts disclosed as of September 30, 2018 and for all other comparative periods presented have been retroactively adjusted to reflect the effects of the May 25, 2017, 66,498.762 to 1 stock-split.

Common Stock

The following represents the Company’s purchase of WOW common stock during the three and nine months ended September 30, 2018. The following shares are reflected as treasury stock in the Company’s condensed consolidated balance sheet.

	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
Share buybacks	1,447,600	7,098,637
Income tax withholding	11,265	319,030
	1,458,865	7,417,667

On December 14, 2017, the Company’s Board of Directors authorized the Company to purchase up to $50.0 million of its outstanding common stock. The Company completed the buyback program on March 26, 2018, with total common stock shares repurchased of 5.1 million.

On May 10, 2018, the Board of Directors authorized the Company to repurchase up to $25.0 million of its outstanding common stock. The Company completed the buyback program on August 8, 2018, with total common stock shares repurchased of 2.5 million.

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

The following table summarizes the restricted stock activity during the nine months ended September 30, 2018.

Number of Unvested
Restricted Stock
Shares
Outstanding January 1, 2018	1,914,570
Granted	2,074,469
Cancelled	—
Vested	(1,196,833)
Forfeited	(388,694)
Outstanding September 30, 2018 (1)	2,403,512

(1)	The total outstanding non-vested shares of restricted stock awards granted to employees and directors are included in total outstanding shares as of September 30, 2018.

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

The Company recorded $2.1 million and $5.2 million for the three months ended September 30, 2018 and 2017, respectively, and recorded $11.0 million and $8.3 million  for the nine months ended September 30, 2018 and 2017, respectively, of non-cash stock-based compensation expense which is reflected in selling, general and administrative expense and operating expenses (excluding depreciation and amortization), depending on the recipients’ duties, in the Company’s condensed consolidated statements of operations.

Note 11. Earnings (Loss) per Common Share

Basic earnings or loss per share attributable to the Company’s common stockholders is computed by dividing net earnings or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share attributable to common stockholders presents the dilutive effect, if any, on a per share basis of potential common shares (such as restricted stock units) as if they had been vested or converted during the periods presented.  No such items were included in the computation of diluted loss per share for the nine months ended September 30, 2018 because the Company incurred a net loss in the period and the effect of inclusion would have been anti-dilutive. All of the shares outstanding and per share amounts have been retroactively adjusted to reflect the stock-split in the Company’s condensed consolidated financial statements.

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions, except for per share data)
Net income (loss)	$30.5	$(2.1)	$(147.0)	$75.3

Basic weighted-average shares	80,663,128	86,973,345	82,319,223	76,014,568
Effect of dilutive securities:
Restricted stock awards	906,045	—	—	81,833
Diluted weighted-average shares	81,569,173	86,973,345	82,319,223	76,096,401

Basic net income (loss) per share	$0.38	$(0.02)	$(1.79)	$0.99
Diluted net income (loss) per share	$0.37	$(0.02)	$(1.79)	$0.99

Note 12. Fair Value Measurements

The fair values of cash and cash equivalents, receivables, trade payables and the current portions of long-term debt approximate carrying values due to the short-term nature of these instruments. For assets and liabilities of a long-term nature, the Company determines fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs. The Company applies the following hierarchy in determining fair value:

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018.

	Level 1	Level 2	Level 3	Total
Financial Assets	(in millions)
Interest rate swaps (1)	$—	$7.2	$—	$7.2
Total	$—	$7.2	$—	$7.2
Financial Liabilities
Interest rate swaps (1)	$—	$2.0	$—	$2.0
Long-term debt (2)	—	2,206.4	—	2,206.4
Total	$—	$2,208.4	$—	$2,208.4

(1)

Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curves as of September 30, 2018. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

(2)

Measured based on dealer quotes considering current market rates for the Company’s credit facility. The ratio of the Company’s aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets. Debt fair value does not include debt issuance costs and discount.

There were no transfers into or out of Level 1, 2 or 3 during the three or nine months ended September 30, 2018.

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

The Company’s exposure to interest rate risk results primarily from its variable rate borrowings. On May 9, 2018, the Company entered into variable to fixed interest rate swap agreements for a notional amount of $1,361.2 million to hedge the outstanding principal balance of its variable rate term loan debt.

As of September 30, 2018, the Company is the fixed rate payor on two interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $2,257.2 million, not including debt issuance costs and discount, of the Company’s LIBOR-based variable rate borrowings. These contracts carry fixed rates of 2.7% and have an expiration date of May 2021. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments. As all of the critical terms of each of the derivative instruments matched the underlying terms of the hedged debt and related forecasted interest payments, these hedges were considered highly effective. Based on LIBOR-based swap yield curves as of September 30, 2018, the Company expects to reclassify losses of $2.0 million out of accumulated other comprehensive income (“AOCI”) into earnings within the next 12 months.

The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the condensed consolidated balance sheet as of September 30, 2018. The Company did not have any derivative instruments as of December 31, 2017.

September 30, 2018
Fair Value
			Fair Value	Accrued
	Derivative	Notional	Non-Current	Liabilities
	Classification	Amount	Other Assets	and Other
Derivatives Designated as Hedging Instruments	(in millions)
Interest rate swap contracts	Cash Flow	$1,354.3	$7.2	$2.0

Losses recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 total $2.1 million and $3.4 million, respectively.

Gains and losses on derivatives designated as cash flow hedges included in the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2018 are shown in the table below. The Company did not have any derivative instruments for the three months or nine months ended September 30, 2017.

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest rate swap contracts(1)	(in millions)
Gain recorded in AOCI on derivatives	$6.0	$—	$5.4	$—
Gain (loss) reclassified from AOCI into income	—	—	—	—

(1)

Losses on derivatives reclassified from AOCI into income will be included in “Interest expense” in the condensed consolidated statements of operations, the same income statement line item as the earnings effect of the hedged item.

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

The Company assesses the available positive and negative evidence to estimate whether sufficient taxable income will be generated to permit the utilization of existing deferred tax assets. On the basis of this evaluation, as of September 30, 2018, a valuation allowance of $36.4 million remains recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The valuation allowance is based on the Company’s existing positive and negative evidence. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased based on the Company’s future operating results.

The Company reported total income tax benefit of $7.9 million and expense of $1.6 million for the three months ended September 30, 2018 and 2017, respectively and reported total income tax benefit of $57.9 million and $16.4 million for the nine months ended September 30, 2018 and 2017, respectively.

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

As of September 30, 2018, the Company recorded gross unrecognized tax benefits of $30.1 million, all of which, if recognized, would affect the Company’s effective tax rate. Interest and penalties related to income tax liabilities, if incurred, are included in income tax benefit (expense) in the condensed consolidated statement of operations. The Company has accrued gross interest and penalties of $1.8 million. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues are addressed in the Company’s tax audits in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

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

Note 15. Commitments and Contingencies

In June and July of 2018, putative class action complaints were filed in the Supreme Court of the State of New York and Colorado State Court against WideOpenWest, Inc. and certain of the Company’s current and former officers and directors, as well as Crestview Advisors, LLC (“Crestview”), Avista Capital Partners (“Avista”), and each of the underwriter banks involved with the Company’s IPO. The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the IPO.  The plaintiffs seek to represent a class of stockholders who purchased stock pursuant to or traceable to the IPO. The complaint seeks unspecified monetary damages and other relief. The Company believes the complaint and allegations to be without merit and intends to vigorously defend itself against these actions. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition, or cash flows.

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

Note 16. Related Party Transactions

Prior to the Company’s IPO, the Company paid a quarterly management fee of $0.4 million plus travel and miscellaneous expenses, if any, to Avista and Crestview, majority owners of the Company’s former Parent. In addition, pursuant to a consulting agreement dated as of December 18, 2015 by and among former Parent, Avista and Crestview, Crestview is entitled to 50% of any management fee actually received by Avista. The obligation to pay such fees terminated in connection with the IPO. The management fee paid by the Company for the nine months ended September 30, 2018 and 2017 amounted to $nil and $1.0 million, respectively.

As of September 30, 2018, approximately 66% of the Company’s outstanding common shares were held by Avista and Crestview.

Note 17. Subsequent Event

On October 10, 2018, the Company’s network infrastructure in the Panama City, FL market was impacted by Hurricane Michael. The Company is currently directing its resources toward remediation efforts to restore services to approximately 30,000 affected customers, which may take some time. It is not possible at this time to estimate the impact that the storm and the required remediation may have on the Company’s operating results for the fourth quarter of 2018.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not historical facts contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events. Such statements involve certain risks, uncertainties and assumptions. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to:

•	the wide range of competition we face;
•	competitors that are larger and possess more resources;
•	competition for the leisure and entertainment time of audiences;
•	whether our edge-out strategy will succeed;
•	dependence upon a business services strategy, including our ability to secure new businesses as customers;
•	conditions in the economy, including potentially uncertain economic conditions, unemployment levels and turbulent developments in the housing market;
•	demand for our bundled broadband communications services may be lower than we expect;
•	our ability to respond to rapid technological change;
•	increases in programming and retransmission costs;
•	a decline in advertising revenues;
•	the effects of regulatory changes in our business;
•	our substantial level of indebtedness;
•	certain covenants in our debt documents;
•	programming exclusivity in favor of our competitors;
•	inability to obtain necessary hardware, software and operational support;
•	loss of interconnection arrangements;
•	failure to receive support from various funds established under federal and state law;
•	exposure to credit risk of customers, vendors and third parties;

•	strain on business and resources from future acquisitions or joint ventures, or the inability to identify suitable acquisitions;
•	potential impairments to our goodwill or franchise operating rights;
•	the occurrence of natural disasters in one or more of our geographic markets;
•	our ability to manage the risks involved in the foregoing; and

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

Overview

We provide high-speed data (“HSD”), cable television (“Video”), digital telephony (“Telephony”), and business-class services to a service area that includes approximately 3.1 million homes and businesses. Our services are delivered across nineteen markets via our advanced HFC cable network. Our footprint covers the states of Alabama, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, Ohio, South Carolina and Tennessee. Led by our robust HSD offering, our products are available either as a bundle or as an individual service to residential and business services customers. As of September 30, 2018, approximately 805,300 customers subscribed to our services.

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

We are focused on efficient capital spending and maximizing adjusted earnings before income taxes, depreciation and amortization (“Adjusted EBITDA”) through an Internet-centric growth strategy while maintaining a profitable video subscriber base. Based on our per subscriber economics, we believe that HSD represents the greatest opportunity to enhance profitability across our residential and business markets. We believe that our advanced network is designed to meet our current and future customers’ HSD needs. We offer HSD speeds up to 1 GIG in approximately 95% of our footprint.

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

As of September 30, 2018, Crestview Advisors, LLC (“Crestview”) and Avista Capital Partners (“Avista”) hold approximately 66% of the Company’s outstanding shares of common stock.

Hurricane Michael

On October 10, 2018, the Company’s network infrastructure in the Panama City, FL market was significantly impacted by Hurricane Michael. The Company is currently directing its resources toward significant remediation efforts to restore services to approximately 30,000 affected customers, which may take some time. It is not possible at this time to estimate the impact that the storm and the required remediation may have on the Company’s operating results for the fourth quarter of 2018.

Stock Repurchase Programs

On December 14, 2017, the Board of Directors authorized the Company to repurchase up to $50.0 million of our outstanding common stock. As of March 26, 2018, we completed the stock repurchase program with total common stock shares repurchased of 5.1 million for $50.0 million.

On May 10, 2018, the Board of Directors authorized the Company to repurchase up to $25.0 million of our outstanding common stock. As of August 8, 2018, the Company completed the stock repurchase program with total common stock shares repurchased of 2.5 million for $25.0 million.

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

Sale of Chicago Fiber Network

On December 14, 2017, we finalized the sale of a portion of our fiber network in the Chicago market to a subsidiary of Verizon for $225.0 million in cash. In addition, we and a subsidiary of Verizon entered into a construction agreement pursuant to which we agreed to complete the build-out of the network in exchange for $50.0 million (which approximates our remaining estimate to complete the network build-out), recognized over time as the remaining network elements are completed and accepted. The final build-out of the network is expected to be completed during the first half of 2019.

Sale of Lawrence, Kansas System

On January 12, 2017, we and Midcontinent Communications (“MidCo”) consummated an asset purchase agreement under which MidCo acquired our Lawrence, Kansas system for net proceeds of approximately $213.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the agreement. The first 12 days of results of our Lawrence, Kansas system are included in the nine months ended September 30, 2017 unaudited condensed consolidated financial statements but not included in the three and nine months ended September 30, 2018 unaudited condensed consolidated financial statements.

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

Valuation of Plant, Property and Equipment and Intangible Assets

Carrying Value. The aggregate carrying value of our plant, property and equipment and intangible assets (including franchise operating rights and goodwill) comprised approximately 92% and 93% of our total assets at September 30, 2018 and December 31, 2017, respectively.

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

Homes Passed and Subscribers

We report homes passed as the number of serviceable addresses, such as single residence homes, apartments and condominium units, and businesses passed by our broadband network and listed in our database. We report total subscribers as the number of subscribers who receive at least one of our HSD, Video or Telephony services, without regard to which or how many services they subscribe. We define each of the individual HSD subscribers, Video subscribers and Telephony subscribers as a revenue generating unit (“RGU”). The following table summarizes homes passed, total subscribers and total RGUs for our services as of each respective date and does not make adjustment for any of the Company’s acquisitions or divestitures:

	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
	2017	2017	2017(1)	2018	2018	2018
Homes passed	3,072,500	3,097,500	3,109,200	3,129,300	3,149,200	3,160,400
Total subscribers	776,500	776,400	777,300	798,500	800,100	805,300
HSD RGUs	727,600	730,000	732,700	743,900	747,800	755,100
Video RGUs	458,200	442,500	432,600	429,000	419,900	412,800
Telephony RGUs	235,400	226,200	219,900	218,300	214,000	209,300
Total RGUs	1,421,200	1,398,700	1,385,200	1,391,200	1,381,700	1,377,200

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

The following table displays the homes passed and subscribers related to the Company’s edge-out activities:

	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
	2017	2017	2017	2018	2018	2018
Homes passed	75,000	96,200	104,800	107,400	116,600	122,200
Total subscribers	16,900	22,700	26,400	28,600	30,900	33,700
HSD RGUs	16,800	22,600	26,200	28,300	30,600	33,400
Video RGUs	9,700	12,500	14,400	15,200	16,100	17,200
Telephony RGUs	3,700	4,500	5,200	5,600	6,000	6,400
Total RGUs	30,200	39,600	45,800	49,100	52,700	57,000

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

Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our cable systems were 92% and 87% of total revenue for the nine months ended September 30, 2018 and 2017, respectively. The remaining percentage of non-subscription revenue is derived primarily from advertising revenues, cloud services and collocation.

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

Results of Operations

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017:

	Three months ended
	September 30,		Change
	2018	2017	$	%
	(in millions)
Revenue	$291.6	$297.8	$(6.2)	(2)%
Costs and expenses:
Operating (excluding depreciation and amortization)	152.7	153.2	(0.5)	*
Selling, general and administrative	37.0	38.1	(1.1)	(3)%
Depreciation and amortization	46.3	49.0	(2.7)	(6)%
Gain on sale of assets	(1.5)	—	(1.5)	*
	234.5	240.3	(5.8)	(2)%
Income from operations	57.1	57.5	(0.4)	(1)%
Other income (expense):
Interest expense	(35.0)	(32.2)	(2.8)	(9)%
Loss on early extinguishment of debt	—	(26.1)	26.1	*
Other income, net	0.5	0.3	0.2	*
Income (loss) before provision for income taxes	22.6	(0.5)	23.1	*
Income tax benefit (expense)	7.9	(1.6)	9.5	*
Net income (loss)	$30.5	$(2.1)	$32.6	*

*Not meaningful

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017:

	Nine months ended
	September 30,		Change
	2018	2017	$	%
	(in millions)
Revenue	$868.4	$895.3	$(26.9)	(3)%
Costs and expenses:
Operating (excluding depreciation and amortization)	467.9	470.4	(2.5)	(1)%
Selling, general and administrative	116.4	100.9	15.5	15%
Depreciation and amortization	139.0	150.1	(11.1)	(7)%
Impairment losses on intangibles and goodwill	256.4	—	256.4	*
Gain on sale of assets	(1.5)	—	(1.5)	*
Management fee to related party	—	1.0	(1.0)	*
	978.2	722.4	255.8	35%
(Loss) income from operations	(109.8)	172.9	(282.7)	*
Other income (expense):
Interest expense	(96.8)	(122.0)	25.2	21%
Gain on sale of Lawrence, Kansas system	—	38.4	(38.4)	*
Loss on early extinguishment of debt	—	(32.1)	32.1	*
Other income, net	1.7	1.7	—	*
(Loss) income before provision for income taxes	(204.9)	58.9	(263.8)	*
Income tax benefit	57.9	16.4	41.5	*
Net (loss) income	$(147.0)	$75.3	$(222.3)	*

*Not meaningful

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

Revenue

Revenue for the three months ended September 30, 2018 decreased $6.2 million, or 2%, as compared to revenue for the three months ended September 30, 2017 as follows:

	Three months ended
	September 30,		Change
	2018	2017	$	%
	(in millions)
Residential subscription	$234.3	$231.9	$2.4	1%
Business services subscription	33.0	29.6	3.4	11%
Total subscription	267.3	261.5	5.8	2%
Other business services	6.6	9.6	(3.0)	(31)%
Other	17.7	26.7	(9.0)	(34)%
	$291.6	$297.8	$(6.2)	(2)%

Total subscription revenue increased $5.8 million, or 2%, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Contributing to the increase was approximately $10.4 million related to adjustments for the new revenue recognition accounting guidance.

After accounting for this non-recurring change in revenue, the resulting decline of $4.6 million in subscription revenue is primarily due to a $8.2 million reduction in average total RGUs, partially offset by an $3.6 million increase in the average revenue per unit (“ARPU”) of our customer base, which is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period.

The decrease in other business services revenue of $3.0 million, or 31%, is primarily due to decreased revenue generated by network construction activities and the sale of the Chicago fiber assets and associated loss of wholesale customers.

The decrease in other revenue of $9.0 million, or 34%, is primarily due to the reclassification of franchise and installation fees to residential video subscription revenue in accordance with the new revenue recognition accounting guidance for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

The following table details subscription revenue by service offering for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,				Subscription
	2018		2017		Revenue
	Subscription	Average	Subscription	Average	Change
	Revenue	RGUs	Revenue	RGUs	$	%
	(in millions)	(in thousands)	(in millions)	(in thousands)
HSD subscription	$119.0	751.4	$103.9	728.8	$15.1	15%
Video subscription	119.3	416.4	124.9	450.4	(5.6)	(4)%
Telephony subscription	29.0	211.7	32.7	230.8	(3.7)	(11)%
	$267.3		$261.5		$5.8	2%

HSD Subscription

HSD subscription revenue increased $15.1 million, or 15%, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in HSD subscription revenue includes an increase of $2.3 million related to new revenue recognition accounting guidance.

After accounting for this non-recurring change in revenue, the remaining increase of $12.8 million in HSD subscription revenue is primarily due to a $3.5 million increase in average HSD RGUs and a $9.3 million increase in HSD ARPU.

Video Subscription

Video subscription revenue decreased $5.6 million, or 4%, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease includes an increase of $9.0 million related to new revenue recognition accounting guidance.

After accounting for this non-recurring change in revenue, the resulting decrease of $14.6 million in Video subscription revenue is primarily due to a $9.0 million decrease in average Video RGUs and a $5.6 million decrease in Video ARPU.

Telephony Subscription

Telephony subscription revenue decreased $3.7 million, or 11%, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease includes a decrease of $0.9 million related to new revenue recognition accounting guidance.

After accounting for this non-recurring change in revenue, the remaining $2.8 million decrease in Telephony subscription revenue is primarily due to a $2.7 million decrease in average Telephony RGUs and a $0.1 million decrease in Telephony ARPU.

Operating expenses (excluding depreciation and amortization)

Operating expenses (excluding depreciation and amortization) declined $0.5 million from the three months ended September 30, 2018 compared to the three months ended September 30, 2017. While operating expenses remained fairly consistent period over period, we experienced an increase in eligible capitalizable costs, partially offset by increases in employee related costs and repair and maintenance.

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

The following tables provide the most comparable GAAP measurements (i.e. income from operations) for the three months ended September 30, 2018 and 2017:

	Three months ended
	September 30,
	2018	2017
	(in millions)
Income from operations	$57.1	$57.5

Incremental contribution for the provision of such services for the three months ended September 30, 2018 and 2017 are as follows:

	Three months ended
	September 30,		Change
	2018	2017	$	%
	(in millions)
HSD subscription revenue	$119.0	$103.9	$15.1	15%
HSD expenses(1)	3.7	3.5	0.2	6%
HSD incremental contribution	$115.3	$100.4	$14.9

	Three months ended
	September 30,		Change
	2018	2017	$	%
	(in millions)
Video subscription revenue	$119.3	$124.9	$(5.6)	(4)%
Video expenses(2)	91.6	80.1	11.5	14%
Video incremental contribution	$27.7	$44.8	$(17.1)

	Three months ended
	September 30,		Change
	2018	2017	$	%
	(in millions)
Telephony subscription revenue	$29.0	$32.7	$(3.7)	(11)%
Telephony expenses(3)	3.1	1.7	1.4	82%
Telephony incremental contribution	$25.9	$31.0	$(5.1)

(1)	HSD expenses represent costs incurred from third-party vendors related to maintaining our network and internet connectivity fees.
(2)	Video expenses represent fees paid to content providers for programming.
(3)	Telephony expenses represent costs incurred from third-party providers for circuit rental, interconnectivity and switching costs.

The following table provides a reconciliation of incremental contribution to income from operations, which is the most directly comparable GAAP measure, for the three months ended September 30, 2018 and 2017:

	Three months ended
	September 30,
	2018	2017
	(in millions)
Income from operations	$57.1	$57.5
Revenue (excluding subscription revenue)	(24.3)	(36.3)
Other non-allocated operating expense (excluding depreciation and amortization)(1)	54.3	67.9
Selling, general and administrative(1)	37.0	38.1
Depreciation and amortization(1)	46.3	49.0
Gain on sale of assets(1)	(1.5)	—
	$168.9	$176.2
HSD incremental contribution	115.3	100.4
Video incremental contribution	27.7	44.8
Telephony incremental contribution	25.9	31.0
Total incremental contribution	$168.9	$176.2

(1)

Operating expenses (other than third-party direct expenses excluding depreciation and amortization); selling, general and administrative; depreciation and amortization; and gain on sale of assets are not allocated by product or location for either internal or external reporting.

Selling, general and administrative (SG&A) expenses

Selling, general and administrative expenses decreased $1.1 million, or 3%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease is primarily due to lower employee non-cash compensation cost as a result of the June 30, 2018 vesting of short-term restricted stock awards combined with a decrease in commission expense due to the impact of the new revenue recognition accounting guidance. The overall decrease is partially offset by increases in employee salaries and benefits.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased $2.7 million, or 6%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease is primarily due to the disposition of Chicago fiber assets.

Gain on sale of assets

On December 14, 2017, we sold a portion of our Chicago fiber network to a subsidiary of Verizon for $225.0 million in cash. In addition, we and a subsidiary of Verizon entered into a construction agreement pursuant to which we agreed to complete the build-out of the network in exchange for $50.0 million (which approximates our remaining estimate to complete the network build-out), recognized over time as the remaining network elements are completed and accepted. During the three months ended September 30, 2018, we completed several elements of the construction agreement. We recognized a $1.5 million gain as a result of the completion and acceptance of such elements.

Interest expense

Interest expense increased $2.8 million, or 9%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase is primarily due to the interest rate swap agreements entered into in May 2018 combined with increasing interest rates.

Income tax benefit (expense)

We reported an income tax benefit of $7.9 million and income tax expense of $1.6 million for the three months ended September 30, 2018 and 2017, respectively. The income tax benefit reported during the three months ended September 30, 2018 is primarily due to a change in the valuation allowance that was recorded. This change was the result of recording indefinite lived deferred tax assets related to a business interest expense limitation and net operating loss carryforwards. As a result of these indefinite lived deferred tax assets, we recorded an income tax benefit of approximately $7.4 million for the three months ended September 30, 2018.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Revenue

Revenue for the nine months ended September 30, 2018 decreased $26.9 million, or 3%, as compared to revenue for the nine months ended September 30, 2017 as follows:

	Nine Months Ended
	September 30,		Change
	2018	2017	$	%
	(in millions)
Residential subscription	$703.6	$695.6	$8.0	1%
Business services subscription	97.0	86.4	10.6	12%
Total subscription	800.6	782.0	18.6	2%
Other business services	20.6	31.3	(10.7)	(34)%
Other	47.2	82.0	(34.8)	(42)%
	$868.4	$895.3	$(26.9)	(3)%

Total subscription revenue increased $18.6 million, or 2%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Contributing to the increase was approximately $30.0 million related to adjustments for the new revenue recognition accounting guidance, partially offset by a decrease of $1.3 million related to the disposition of our Lawrence, Kansas system on January 12, 2017.

After accounting for these non-recurring changes in revenue, the resulting decline of $10.1 million in subscription revenue is primarily due to a $34.6 million reduction in average total RGUs, partially offset by an $24.5 million increase in ARPU of our customer base, which is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period.

The decrease in other business services revenue of $10.7 million, or 34%, is primarily due to decreased revenue generated by network construction activities and the sale of the Chicago fiber assets and associated loss of wholesale customers.

The decrease in other revenue of $34.8 million, or 42%, is primarily due to the reclassification of franchise and installation fees to residential video subscription revenue in accordance with the new revenue recognition accounting guidance for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

The following table details subscription revenue by service offering for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,				Subscription
	2018		2017		Revenue
	Subscription	Average	Subscription	Average	Change
	Revenue	RGUs	Revenue	RGUs(1)	$	%
	(in millions)	(in thousands)	(in millions)	(in thousands)
HSD subscription	$348.2	743.9	$300.7	738.7	$47.5	16%
Video subscription	364.2	422.7	379.6	472.0	(15.4)	(4)%
Telephony subscription	88.2	214.6	101.7	242.1	(13.5)	(13)%
	$800.6		$782.0		$18.6	2%

(1)	Average subscribers, presented in thousands, is calculated based on reported subscribers and is not adjusted for changes related to the disposition of our Lawrence, Kansas system.

HSD Subscription

HSD subscription revenue increased $47.5 million, or 16%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in HSD subscription revenue includes an increase of $5.8 million related to new revenue recognition accounting guidance, partially offset by a decrease of $0.6 million related to the disposition of our Lawrence, Kansas system on January 12, 2017.

After accounting for these non-recurring changes in revenue, the remaining increase of $42.3 million in HSD subscription revenue is primarily due to a $9.0 million increase in average HSD RGUs and a $33.3 million increase in HSD ARPU.

Video Subscription

Video subscription revenue decreased $15.4 million, or 4%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease includes an increase of $27.8 million related to new revenue recognition accounting guidance, partially offset by a decrease of $0.6 million related to the disposition of our Lawrence, Kansas system on January 12, 2017.

After accounting for these non-recurring changes in revenue, the resulting decrease of $42.6 million in Video subscription revenue is primarily due to a $33.3 million decrease in average Video RGUs and a $9.3 million decrease in Video ARPU.

Telephony Subscription

Telephony subscription revenue decreased $13.5 million, or 13%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease includes a $3.6 million decrease related to new revenue recognition accounting guidance and $0.1 million decrease related to the disposition of our Lawrence, Kansas system on January 12, 2017.

After accounting for these non-recurring changes in revenue, the remaining $9.8 million decrease in Telephony subscription revenue is primarily due to a $10.3 million decrease in average Telephony RGUs, partially offset by a $0.5 million increase in Telephony ARPU.

Operating expenses (excluding depreciation and amortization)

Operating expenses (excluding depreciation and amortization) declined $2.5 million, or 1%, from the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. While operating expenses remained fairly consistent period over period, we experienced an increase in eligible capitalizable costs and a decrease in compensation and commission cost. The overall decrease is partially offset by increases in direct expense, installation, and repair and maintenance costs.

Incremental contribution

A presentation of incremental contribution, a non-GAAP measure, is included below. See prior presentation of incremental contribution for the three months ended September 30, 2018 for an explanation of why we present this metric and the limitations thereof.

The following tables provide the most comparable GAAP measurements (i.e. income from operations) for the nine months ended September 30, 2018 and 2017:

	Nine months ended
	September 30,
	2018	2017
	(in millions)
(Loss) income from operations	$(109.8)	$172.9

Incremental contribution for the provision of such services for the nine months ended September 30, 2018 and 2017 are as follows:

	Nine months ended
	September 30,		Change
	2018	2017	$	%
	(in millions)
HSD subscription revenue	$348.2	$300.7	$47.5	16%
HSD expenses(1)	11.1	10.3	0.8	8%
HSD incremental contribution	$337.1	$290.4	$46.7

	Nine months ended
	September 30,		Change
	2018	2017	$	%
	(in millions)
Video subscription revenue	$364.2	$379.6	$(15.4)	(4)%
Video expenses(2)	279.5	255.0	24.5	10%
Video incremental contribution	$84.7	$124.6	$(39.9)

	Nine months ended
	September 30,		Change
	2018	2017	$	%

Telephony subscription revenue	$88.2	$101.7	$(13.5)	(13)%
Telephony expenses(3)	9.6	8.5	1.1	13%
Telephony incremental contribution	$78.6	$93.2	$(14.6)

(1)	HSD expenses represent costs incurred from third-party vendors related to maintaining our network and internet connectivity fees.
(2)	Video expenses represent fees paid to content providers for programming.
(3)	Telephony expenses represent costs incurred from third-party providers for circuit rental, interconnectivity and switching costs.

The following table provides a reconciliation of incremental contribution to income from operations, which is the most directly comparable GAAP measure, for the nine months ended September 30, 2018 and 2017:

	Nine months ended
	September 30,
	2018	2017
	(in millions)
(Loss) income from operations	$(109.8)	$172.9
Revenue (excluding subscription revenue)	(67.8)	(113.3)
Other non-allocated operating expense (excluding depreciation and amortization)(1)	167.7	196.6
Selling, general and administrative(1)	116.4	100.9
Depreciation and amortization(1)	139.0	150.1
Impairment losses on intangibles and goodwill(1)	256.4	—
Gain on sale of assets(1)	(1.5)	—
Management fee to related party(1)	—	1.0
	$500.4	$508.2
HSD incremental contribution	337.1	290.4
Video incremental contribution	84.7	124.6
Telephony incremental contribution	78.6	93.2
Total incremental contribution	$500.4	$508.2

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

Selling, general and administrative (SG&A) expenses

Selling, general and administrative expenses increased $15.5 million, or 15%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase is primarily due to higher employee related salary and non-cash compensation costs, an increase in third party professional fees, and an increase in hardware and software support costs. The overall increase partially offset by a decrease in commission expense due to the impact of the new revenue recognition accounting guidance.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased $11.1 million, or 7%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease is primarily due to the disposition of Chicago fiber assets.

Impairment losses on intangibles and goodwill

As a result of a decline in the Company’s stock price during the three months ended March 31, 2018, we recorded a non-cash impairment charge of $143.2 million related to certain franchise operating rights and a $113.2 million non-cash impairment charge of goodwill in certain of our markets. The primary driver of the impairment charges was decline in the price of our common stock, which reduced the market multiples utilized to determine estimated fair market values of indefinite-lived intangible assets and goodwill in certain reporting units. See Note 6 — Franchise Operating Rights & Goodwill for discussion of non-cash impairment charges recognized for the nine months ended September 30, 2018.

Gain on sale of assets

On December 14, 2017, we sold a portion of our Chicago fiber network to a subsidiary of Verizon for $225.0 million in cash. In addition, we and a subsidiary of Verizon entered into a construction agreement pursuant to which we agreed to complete the build-out of the network in exchange for $50.0 million (which approximates our remaining estimate to complete the network build-out), recognized over time as the remaining network elements are completed and accepted. During the three months ended September 30, 2018, we completed several elements of the construction agreement. We recognized a $1.5 million gain as a result of the completion and acceptance of such elements.

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

Interest expense

Interest expense decreased $25.2 million, or 21%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease is primarily due to lower overall debt and a lower blended interest rate mainly related to the redemption of the 10.25% Senior Notes on July 17, 2017.

Income tax benefit

We reported total income tax benefit of $57.9 million and $16.4 million for the nine months ended September 30, 2018 and 2017, respectively. An income tax benefit recorded in the first quarter of the current year was primarily due to recording a non-cash impairment charge on certain franchise operating rights and goodwill which are indefinite lived assets. As a result of this impairment, we recorded an income tax benefit of approximately $45.9 million for the nine months ended September 30, 2018.

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

Liquidity and Capital Resources

At September 30, 2018, we had $136.1 million in current assets, including $27.3 million in cash and cash equivalents, and $204.6 million in current liabilities. Our outstanding consolidated debt and capital lease obligations aggregated to $2,299.2 million, of which $24.2 million is classified as current in our unaudited condensed consolidated balance sheet as of such date.

On December 14, 2017, our Board of Directors authorized us to repurchase up to $50.0 million of our outstanding common stock. As of March 26, 2018, we completed such stock repurchase program with total common stock shares repurchased of 5.1 million for $50.0 million.

On May 10, 2018, the Board of Directors authorized the Company to repurchase up to $25.0 million of our outstanding common stock. As of August 8, 2018, we completed such stock repurchase program with total common stock shares repurchased of 2.5 million for $25.0 million.

On December 14, 2017, we completed our asset purchase agreement with a subsidiary of Verizon and entered into a Construction Services Agreement pursuant to which agreed to complete the build-out of the network in exchange for $50.0 million. The $50.0 million will be recognized over time as such network elements are completed and accepted. We have incurred expenses of approximately $30.4 million on the construction as of September 30, 2018.

We are required to prepay principal amounts under our Senior Secured Credit Facilities credit agreement if we generate excess cash flow, as defined in the credit agreement. As of September 30, 2018, we had borrowing capacity of $234.6 million under our Revolving Credit Facility and were in compliance with all our debt covenants. Accordingly, we believe that we have sufficient resources to fund our obligations and anticipated liquidity requirements in the foreseeable future.

Historical Operating, Investing, and Financing Activities

Operating Activities

Net cash provided by operating activities increased from $116.4 million for the nine months ended September 30, 2017 to $199.8 million for the nine months ended September 30, 2018. The increase is primarily due to working capital fluctuations regarding the timing of accrued liabilities and interest associated with the redemption of the 10.25% Senior Notes and Term B loan restructuring in July 2017.

Investing Activities

Net cash used in investing activities increased from $10.9 million for the nine months ended September 30, 2017 to $210.4 million for the nine months ended September 30, 2018. The increase in cash used is attributable to net cash proceeds from the sale of our Lawrence, Kansas system in 2017 in the amount of $213.0 million which offset capital expenditures in 2017. The overall increase is partially offset by cash received associated with the construction services agreement with a subsidiary of Verizon and a decrease in capital expenditures of $10.5 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

We have ongoing capital expenditure requirements related to the maintenance, expansion and technological upgrades of our cable network. Capital expenditures are funded primarily through a combination of cash on hand and cash flow from operations. Our capital expenditures were $213.8 million and $224.3 million for the nine months ended September 30, 2018 and 2017, respectively. The $10.5 million decrease from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 is primarily due to the decrease in capital expenditures related to the Chicago fiber network.

The following table sets forth additional information regarding our capital expenditures for the periods presented:

	For the nine months ended
	September 30,
	2018	2017
	(in millions)
Capital Expenditures
Customer premise equipment(1)	$89.6	$77.9
Scalable infrastructure(2)	24.9	27.2
Line extensions(3)	55.2	83.8
Upgrade / rebuild(4)	—	0.3
Support capital(5)	44.1	35.1
Total	$213.8	$224.3
Capital expenditures included in total related to:
Edge-outs(6)	$23.9	$38.7
Business services(7)	$38.3	$55.9

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

Financing Activities

Net cash used in financing activities decreased from $99.9 million for the nine months ended September 30, 2017 to $31.5 million for the nine months ended September 30, 2018. The decrease is primarily due to the redemption of the 10.25% Senior Notes during the nine months ended September 30, 2017. The redemption of the 10.25% Senior Notes was partially offset by the receipt of cash proceeds from our initial public offering of $334.7 million and a $20.3 million capital contribution from our former Parent during the same period ended September 30, 2017. Additionally, we completed $73.2 million of share repurchases associated with stock buyback programs during the nine months ended September 30, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of September 30, 2018, borrowings under our Term B Loans and Revolving Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate (which is subject to a minimum rate of 1.00% for Term B Loans) or an ABR (which is subject to a minimum rate of 1.00% for Term B Loans), plus the applicable margin. The applicable margins for the Term B Loans is 3.25% for adjusted LIBOR loans and 2.25% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility is 3.00% for adjusted LIBOR loans and 2.00% for ABR loans. A hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of September 30, 2018) would result in an annual interest expense change of up to approximately $9.6 million on our Senior Secured Credit Facility.

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

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, we believe that our controls and procedures provide such reasonable assurances.

Changes in Internal Control over Financial Reporting

On January 1, 2018, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers, and as a result, we have incorporated internal controls over significant process changes for revenue recognition that we believe to be appropriate and necessary in consideration of the related integration of the new standard. There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a‑15 and 15d‑15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

In June and July of 2018, putative class action complaints were filed in the Supreme Court of the State of New York and Colorado State Court against WideOpenWest, Inc. and certain of the Company’s current and former officers and directors, as well as Crestview Advisors, L.L.C., Avista Capital Partners, and each of the underwriter banks involved with the Company’s IPO. The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the IPO.  The plaintiffs seek to represent a class of stockholders who purchased stock pursuant to or traceable to the IPO. The complaint seeks unspecified monetary damages and other relief. The Company believes the complaint and allegations to be without merit and intends to vigorously defend itself against these actions. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition, or cash flows.

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

Item 2. Unregistered Sales of Equity Proceeds and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table presents WOW’s purchases of equity securities completed during the third quarter of 2018 (dollars in millions, except per share amounts):

				Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet be
	Number of Shares	Average Price	Purchased as Part of Publicly	Purchased Under the Plans
Period	Purchased (1)	Paid per Share	Announced Plans or Programs(2)	or Programs(2)
July 1 - 31, 2018	1,196,046	$10.60	2,221,000	$2.7
August 1 - 31, 2018	254,393	$10.88	2,473,600	$—
September 1 - 30, 2018	8,426	$11.21	—	$—

(1)

Includes 1,046 shares, 1,793 shares, and 8,426 shares withheld from employees for the payment of taxes upon the vesting of restricted stock awards for the months of July, August, and September 2018, respectively.

(2)

As announced on May 11, 2018, on May 10, 2018, the Board of Directors authorized the Company to repurchase up to $25.0 million of outstanding common stock. As of August 8, 2018, we completed such stock repurchase program with total common stock shares repurchased of 2.5 million for $25.0 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Adoption of CIC Severance Plan

On November 6, 2018, the Board of Directors (the “Board”) of the Company approved a Change in Control Severance Plan (the “CIC Plan”) applicable to each of the Company’s “officers” as defined in Rule 16a-1(f) under the Securities and Exchange Act of 1934 (each such officer referred to herein as an “Executive Officer”), effective immediately. Under the terms of the CIC Plan, in the event the employment of any Executive Officer is terminated by the Company for cause or by the Executive Officer for good reason within two years of a change in control of the Company, such Executive Officer would be entitled to cash severance as follows.  The chief executive officer would be entitled to receive (a) 2.5 times the sum of (i) the then applicable base salary plus (ii) the target bonus of the chief executive officer applicable to the year in which such termination occurs, plus (b) a prorated portion of the target bonus applicable to the year in which such termination occurs.  Each other Executive Officer would be entitled to receive (a) 2.0 times the sum of (i) the then applicable base salary plus (ii) the target bonus of such Executive Officer applicable to the year in which such termination occurs, plus (b) a prorated portion of the target bonus applicable to the year in which such termination occurs.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.1	Letter Agreement of Employment, dated August 23, 2018 between the Company and Donald Schena	8-K	001-38101	August 29, 2018	10.1
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST, INC.

November 8, 2018	By:	/s/ TERESA ELDER
Teresa Elder
Chief Executive Officer

	By:	/s/ RICHARD E. FISH, JR.
Richard E. Fish, Jr.
Chief Financial Officer