Form 10-K
period 2018-12-31
WideOpenWest, Inc.
filed 2019-03-07
CIK 1701051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐	Smaller reporting company ☐
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

As of December 31, 2018, the aggregate market value of the registrant’s common stock held by non‑affiliates of the Registrant was $201.4 million based on the closing price of $7.13 reported on the New York Stock Exchange.

As of February 28, 2019, the number of outstanding shares of common stock was of the registrant was 82,660,073.

Documents Incorporated By Reference

Information required by Part III is incorporated by reference from Registrant’s proxy statement or an amendment to this Annual Report on Form 10-K to be filed by April 30, 2019.

WIDEOPENWEST, INC. AND SUBSIDIARIES

FORM 10‑K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

This Annual Report on Form 10‑K is for the fiscal year ended December 31, 2018. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Annual Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. References in this Annual Report to “WOW,” “we,” “us,” or “our” are to WideOpenWest, Inc. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

This Annual Report on Form 10-K for the fiscal year ended December 31, 2018 includes (i) audited restated consolidated financial statements for the years ended December 31, 2017 and 2016, (ii) unaudited restated condensed consolidated financial statements for the periods ended June 30, 2017, September 30, 2017, March 31, 2018, June 30, 2018 and September 30, 2018, and (iii) footnotes reconciling previously filed annual and quarterly consolidated financial statements to the restated consolidated financial statements, which we refer to as the restatement (the “Restated Periods”).  Refer to Part II – Item 8 Financial Statements and Supplementary Data, Note 1, “Ownership and Basis of Presentation” for further discussion.

We believe that presenting all of this information regarding the Restated Periods in this Annual Report allows investors to review all pertinent data in a single presentation. We therefore do not plan to amend our previously filed

Form 10-K and Form 10-Qs for the periods mentioned above. The financial information that has been previously filed or otherwise reported for the Restated Periods is superseded by the information in this Annual Report on Form 10-K.

Cautionary Statement Regarding Forward‑Looking Statements

This Annual Report contains forward‑looking statements that are subject to risks and uncertainties. All statements other than statements of historical facts included in this Annual Report contain “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward‑looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events. These statements identify prospective information and can generally be identified by the use of forward‑looking terminology, including the terms “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may,” “might,” “should,” “could,” “would,” “project,” “predict,” “potential” or similar expressions or the negative of these terms. The foregoing is not an exclusive list of all forward‑looking statements we make. Forward‑looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward‑looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward‑looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward‑looking statements contained in this Annual Report may not in fact occur. We caution you therefore against relying on any of these forward‑looking statements. Important factors that could cause actual results to differ materially from those in the forward‑looking statements include, without limitation, regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	the wide range of competition we face;
•	competitors that are larger and possess more resources;
•	competition for the leisure and entertainment time of audiences;
•	whether our edge‑out strategy will succeed;
•	dependence upon a business services strategy, including our ability to secure new businesses as customers;
•	conditions in the economy, including potentially uncertain economic conditions, unemployment levels, and turbulent developments in the housing market;
•	demand for our bundled broadband communications services may be lower than we expect;
•	our ability to respond to rapid technological change;
•	increases in programming and retransmission costs;
•	declines in advertising revenue;
•	the effects of regulatory changes in our business;
•	our substantial level of indebtedness;
•	certain covenants in our debt documents;
•	programming exclusivity in favor of our competitors;

•	inability to obtain necessary hardware, software and operational support;
•	loss of interconnection agreements;
•	failure to receive support from various funds established under federal and state law;
•	exposure to credit risk of customers, vendors and third parties;
•	strain on business and resources from future acquisitions or joint ventures, or the inability to identify suitable acquisitions;
•	potential impairments to our goodwill or franchise operating rights;
•	the occurrence of natural disasters in one or more of our geographic markets;
•	other risks referenced in the section of this Annual Report entitled “Risk Factors”;
•	our ability to manage the risks involved in the foregoing;

and other factors described from time to time in our reports filed or furnished with the U.S. Securities and Exchange Commission (the “SEC”), and in particular those factors set forth in the section entitled “Risk Factors” and other reports subsequently filed with the SEC.

All forward‑looking statements are expressly qualified in their entirety by these cautionary statements. We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences we anticipate or affect us or our operations in the way we expect.

All forward‑looking statements speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update any forward‑looking statement, whether as a result of new information, future developments or otherwise, except as required by law. If we do update one or more forward‑looking statements, there should be no inference that we will make additional updates with respect to those or other forward‑looking statements.

PART I

Item 1.  Business

Overview

We are a fully integrated provider of high‑speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential customers and offer a full range of products and services to business customers. Led by our robust HSD offering, our products are available either as a bundle or as an individual service to residential and business service customers. Our service area includes approximately 3.2 million homes and businesses in nineteen Midwestern and Southeastern markets in the United States. In the Midwest, the Company offers services in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana and Baltimore, Maryland. The Southeastern markets include Augusta, Columbus, Newnan and West Point, Georgia; Charleston, South Carolina; Dothan, Auburn, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida.

Since commencing operations in 2001, our focus has been to offer a competitive alternative cable service and establish a brand with a strong market position. We have built our business through (i) organic subscriber growth and increased penetration within our existing markets and footprint, (ii) network expansion to grow our footprint, (iii) upgrades to introduce enhanced broadband services to networks we have acquired, (iv) entry into business services, with a full range of HSD, Video and Telephony products and (v) acquisitions and integration of cable systems. At December 31, 2018, our networks passed 3.2 million homes and businesses and served 808 thousand total customers, reflecting a total customer penetration rate of approximately 25%.

We operate primarily in economically stable suburbs that are adjacent to large metropolitan areas as well as secondary and tertiary markets, which we believe have favorable competitive and demographic profiles and include businesses operating across a range of industries. We benefit from the ability to augment our footprint by pursuing value‑accretive network extensions, or edge‑outs, to increase our addressable market and grow our customer base. We have historically made selective capital investments in edge‑outs to facilitate growth in residential and business services.

We are focused on efficient capital spending and maximizing adjusted earnings before income taxes, depreciation and amortization (“Adjusted EBITDA”) through an Internet‑centric growth strategy while maintaining a profitable video subscriber base. Based on our per subscriber economics, we believe that HSD represents the greatest opportunity to enhance profitability across our residential and business markets. We believe that our advanced network is designed to meet our current and future customers’ HSD needs. We offer HSD speeds up to 1 GIG (1000 Mbps) in approximately 95% of our footprint.

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

On May 25, 2017, we completed an initial public offering (“IPO”), whereby we registered shares of our common stock, which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “WOW”. Prior to our IPO, WOW was wholly owned by Racecar Acquisition, which is a wholly owned subsidiary of the Parent. Subsequent to the IPO, Racecar Acquisition and Parent were liquidated and our shares distributed to their respective members. In the following context, the terms “we”, “us”, “WOW”, or “the Company” may refer, as the context requires, to WOW or, collectively, WOW and its subsidiaries.

Certain employees of WOW participated in equity plans administered by the Company’s former Parent. The management units from the equity plan were issued from the former Parent’s ownership structure, the management units’ value directly correlated to the results of WOW, as the primary asset of the former Parent’s investment in WOW. The management units for the equity plan have been “pushed down” to the Company, as the management units had been utilized as equity‑based compensation for WOW management. Immediately prior to the Company’s IPO, these management units were cancelled. For information regarding securities issued under our equity compensation plans, see Note 14 to our accompanying consolidated financial statements contained in Part II—Item 8. Financial Statements and Supplementary Data.

Our Systems and Markets

Our systems deliver services in the Midwestern and Southeastern regions of the United States. Within these markets, we typically have a customer base with income levels above the national average, unemployment rates below the national average, and a propensity to purchase higher‑margin bundled services. An overview of our markets as of December 31, 2018 is shown below:

		Network	Network
	Homes	Miles	Miles	Fiber	Total
Market	Passed	< 859 MHz	> 860 MHz	Miles	Network Miles
Detroit, MI	701,723	5,396	874	2,134	8,404
Chicago, IL	484,658	2,856	350	1,068	4,274
Columbus, OH	432,488	4,259	420	1,690	6,369
Pinellas, FL	290,381	3,385	—	568	3,953
Cleveland, OH	215,320	1,209	1,125	729	3,063
Huntsville, AL	124,501	1,871	35	443	2,349
Baltimore, MD	110,806	1,225	—	427	1,652
Montgomery, AL	106,210	1,292	—	333	1,625
Evansville, IN	103,187	—	1,292	441	1,733
Augusta, GA	94,972	1,323	—	418	1,741
Charleston, SC	92,284	1,195	—	554	1,749
Lansing, MI	90,552	1,702	327	725	2,754
Columbus, GA	85,494	1,027	—	279	1,306
Panama City, FL	81,518	949	—	217	1,166
Knoxville, TN	53,768	735	—	308	1,043
Newnan, GA	43,308	831	—	350	1,181
Dothan, AL	32,181	536	—	214	750
West Point, GA	18,219	324	—	324	648
Auburn, AL	14,977	—	179	187	366
	3,176,547	30,115	4,602	11,409	46,126

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

Our Operating Philosophy and Commitment to Customer Service

We believe that our operating philosophy “to deliver an employee and customer experience that lives up to our name” is central to our success. This philosophy influences how we are organized and informs the process we employ to acquire and retain customers. For example, we use a needs‑based selling process to recommend packages that best fit customers’ service and pricing needs. We seek to keep our customer response activities closely coordinated with all operational aspects of our business, so that resources are appropriately allocated and operating efficiencies are optimized. We believe in offering customers an experience that is convenient for them by generally providing installation and service appointments within a two hour window, seven days a week.

We use targeted marketing modeling to drive profitable growth and minimize risk of non‑pay churn. This analysis is performed at the node level in our network so that marketing and sales tactics drive penetration in a highly targeted manner. We also believe that the responsibility for winning new customers extends beyond the sales and marketing department to our entire company.

We have demonstrated our ability to grow by delivering a strong customer experience, offering high value bundles and packages, and smartly and selectively introducing new competitive offerings. We believe our philosophy of providing value based pricing differentiates WOW in the market. We strive to ensure our customers can enjoy a seamless experience of one installation, one bill, and one service provider. Our strategy has led to bundled customers accounting for approximately 51% of our total customer mix. Bundling has allowed us to maximize the revenue generating capability of our networks through increased penetration, increased revenue per customer, greater pricing flexibility and increased customer retention.

Our operating philosophy and commitment to customer service have translated into numerous independent awards and significant recognition for our focus on the customer experience. For example, WOW has:

•	been rated highest by Consumer Reports Magazine across multiple categories 15 times over the last 10 years;
•	received the J.D. Power and Associates recognition for highest customer satisfaction across multiple categories 21 times in the last 14 years;
•	been recognized by PC Magazine with the Reader’s Choice Award 5 times in the last 8 years.

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

Residential Data Services

We offer tiered HSD services to residential customers that include always‑on high‑speed connections to the Internet using cable modems. We offer a connection up to 1 GIG service (1000 Mbps) in approximately 95% of our footprint. We offer month to month and term-based pricing to provide customers the most flexibility. We intend to continue developing additional features to complement our high-speed data offering such as our Whole Home Wi-Fi product which leverages technology to improve Wi-Fi coverage, eliminate dead spots and continually update network security. This product comes with a complimentary easy-to-use network and device management application.

Our data packages generally include the following:

•	specialized technical support 24 hours a day, seven days a week;
•	a home portal page with customizable access to local content, weather, news, sports and financial reports;
•	value‑added features such as e‑mail accounts;
•	advanced wireless home networking; and
•	a DOCSIS‑compliant modem installed by a trained professional.

As a result of evolving customer preferences, we are experiencing an increase in customers who purchase only HSD services.

Video Services

We offer our customers a full array of video services and programming choices. Customers generally pay initial connection charges and fixed monthly fees for video service.

Our video service offering is comprised of the following:

•

Basic Cable Service:  All of our video customers receive a package of limited basic programming, which generally consists of local broadcast television and local community programming, including public, educational and government access channels. The expanded basic level of programming includes approximately 75 channels of satellite‑delivered or non‑broadcast channels, such as ESPN, MTV, USA, CNN, The Discovery Channel, Nickelodeon and various home shopping networks.

•

Digital Cable Service, HD channels, and Premiums:  This digital level of service includes over 275 channels of digital programming, including our expanded basic cable service, and over 40 music channels. We have introduced new service offerings to strengthen our competitive position and generate additional revenues, including HD TV, digital video recording (“DVR”), VOD and subscription VOD. VOD permits customers to order movies and other programming on demand with DVD‑like functions, with thousands of hours of content available for free and on a pay‑per‑view basis. Subscription VOD is a similar service that has specific content available to customers who subscribe to the underlying associated channel.

•

Ultra:  We offer our Ultra video product in select markets. Ultra provides customers an enriched user experience with advanced features and is an all-in-one solution for our customers. Ultra’s advanced feature set includes whole‑home DVR, remote DVR management, wireless home networking, ability to access Netflix without switching inputs on TV, the ability to view personal content from a PC on TV, parental control from anywhere and a smart menu user interface.

•

Premium Channels:  These channels, such as HBO, Showtime, Starz, Encore and Cinemax, provide commercial‑free movies, TV shows, sports and other special event entertainment programming and are available as part of a bundle or at an additional charge above our expanded basic and digital tiers of service.

Our platform enables us to provide an attractive service offering of extensive programming as well as interactive services.

Telephony Services

We provide residential voice services using VoIP. Our telephony services include local and long‑distance telephone services. We offer telephone packages that include different combinations of the following core services:

•	local area calling plans;
•	flat‑rate local and long‑distance plans;
•	unlimited local and long‑distance plans;
•	popular calling features such as caller ID, call waiting and voicemail; and
•	measured and fixed rate toll packages based on usage.

Business Telephony and Data Services

Our broadband network also supports services to business customers and we have developed a full suite of products for small, medium and large local enterprises. We offer the traditional bundled product offering and have also developed new products to meet the more complex high‑speed data and telephony needs of medium and large local enterprises. We offer fiber based services, which enable our customers to have enhanced telephony services, data speeds of up to 10 gigabit per second on our fiber network, and office‑to‑office metro Ethernet services that provide a secure and managed connection between customer locations. We have introduced our Hosted Voice product offering, which can replace customers’ aging private branch exchange (“PBX”) products with telephony and data service that offers more flexible features at a lower cost. In addition, we have a Session Initiated Protocol (“SIP”) trunking service. This service is a direct replacement for the traditional telephone service used by large PBX customers and is delivered over our fiber network and terminated via an Ethernet connection at the customer’s premise. We have a complete line of colocation infrastructure services, cloud computing, managed backup and recovery services. We serve our business customers from locally based business offices with customer service and network support 24 hours a day, seven days a week.

Pricing for Our Products and Services

We employ value based pricing strategies for our services to promote sales of bundled packages, as well as the option to purchase Internet à la carte. We offer bundles of two or more services with tiered features and prices to meet the demands of a variety of customers. The bundle approach simplifies our customers’ experience, while creating operational efficiencies by reducing the number of plans handled by our sales and call center personnel and by reducing the number of packages supported in our billing system. We also sell individual services at prices competitive to à la carte services sold by our competitors. An installation fee may be charged to new and reconnected customers. We charge monthly fees for customer premise equipment.

Our Interactive Broadband Network

Our network is critical to the implementation of our operating strategy, allowing us to offer bundled HSD, Video, Telephony, Metro Ethernet, and other enterprise class services to our customers in an efficient manner and with a high level of quality. In addition to providing high capacity and scalability, our network has been specifically engineered to have increased reliability, including features, where available, such as:

•	redundant fiber routing which enables the rapid, automatic redirection of network traffic in the event of a fiber cut;
•	back‑up power supplies in our network which ensure continuity of our service in the event of a power outage; and
•	network monitoring to the customer premise for all digital HSD, Video and Telephony services.

Technical Overview

Our interactive broadband network consists primarily of an advanced hybrid fiber coaxial cable network. Fiber‑optic cable is a communications medium that uses glass fibers to transmit signals over long distances with minimum signal loss or distortion. In most of our network, our system’s owned high capacity fiber‑optic cables connect to our technical facilities and multiple nodes throughout our network. These nodes are connected to individual homes and buildings by fiber and coaxial cable and are shared by a number of customers. We have sufficient fiber and cable capacity to subdivide our nodes if growth so dictates. Our HFC network has excellent broadband frequency characteristics and physical durability, which is conducive to providing HSD, Video and Telephony transmission.

As of December 31, 2018, our network consisted of approximately 46 thousand miles of network, passed over 3.2 million homes and businesses and served approximately 808 thousand total customers. Our interactive broadband network is designed using redundant fiber‑optic cables. Our fiber rings, where deployed, are “self‑healing,” which means that they provide for very rapid, automatic redirection of network traffic so that our service will continue even if there is a single point of failure on a fiber ring.

We distribute our bundled services from our technical facilities called head-ends, hub sites, and data centers each of which is equipped with a generator and battery back‑up power source to allow service to continue during a power outage. Additionally, individual nodes that are served by the facilities are equipped with back‑up generators or batteries. Our redundant fiber‑optic cables and network powering systems allow us to provide telephony services consistent with industry reliability standards for traditional telephone systems.

We monitor our network 24 hours a day, seven days a week from our network operations centers. Technicians in each of our service areas schedule and perform installations and repairs and monitor the performance of our interactive broadband network. We actively maintain the quality of our network to minimize service interruptions and extend the network’s operational life.

High‑Speed Data Services

We provide Internet access using high‑speed cable modems in the same way customers receive Internet services over modems linked to the local telephone network. We provide our customers with a high level of data transfer rates through multiple peering arrangements with tier‑one Internet facility providers.

Video Services

Our network is designed for digital two‑way interactive transmission with fiber‑optic cable carrying signals from the headend to hubs and to distribution points (nodes) within our customers’ neighborhoods, where the signals are transferred to our coaxial cable network for delivery to our customers.

Telephony Services

We offer telephony service over our broadband network. We install a network interface box outside a customer’s home or an Embedded Multimedia Terminal Adapter in the home to provide dial tone service. Our network interconnects with those of other local phone companies. In addition, we serve our telephony customers using Voice over Internet Protocol (“VoIP”) switching technology. This newer architecture allows for the same enhanced custom calling services as traditional time division multiplexing switching systems, as well as additional advanced business services such as SIP, hosted PBX services and other services.

Business Services

In addition to the Data, Video and Telephony outlined above, we also utilize our network to provide other business services, including SIP, web hosting, metro Ethernet and wireless backhaul services. We also provide advanced colocation and cloud infrastructure services including private cage or cabinet with high availability power, virtual and physical compute, high performance storage, dedicated firewall/load balancers, private virtual local area network segmentation, disaster recovery to the cloud and backup and archive as a service.

Programming

We purchase some of our programming directly from the program networks by entering into affiliation agreements with the programming suppliers. We also benefit from our membership with the National Cable Television Cooperative (“NCTC”), which enables us to take advantage of volume discounts. As of December 31, 2018, approximately 65% of our programming was sourced from the NCTC, which also handles our contracting and billing arrangements for this programming.

Competition

We operate in a highly competitive and rapidly-changing environment, competing with both existing communications providers and new entrants that provide similar HSD, Video and Telephony services to subscribers within our operating footprint. We have at least one major cable competitor (typically Comcast Corporation (“Comcast”) or Charter Communications Inc. (“Charter”)) in most of our markets and our largest telecommunications competitor is AT&T, Inc. (“AT&T”). Additionally, we face increasing competition from content owners that utilize internet‑based delivery of content directly to consumers. We believe our consistent recognition for having a strong commitment to customer service provides meaningful differentiation versus our competitors.

High Speed Data Services

We primarily face competition from multiple system operators (“MSO”), fiber-to-the-home ("FTTH"), wireless broadband offerings, incumbent local exchange carriers (“ILECs”) that provide dial-up and DSL services, and other Internet access service providers, including fixed wireless and satellite-based broadband services. We offer HSD speeds up to 1 GIG (1000 Mbps) in approximately 95% of our footprint. Several of our competitors, including AT&T and Google, have announced similar offerings in their service areas which overlaps with a portion of our footprint. We face increasing competition from mobile phone companies, such as AT&T and Verizon Communications, Inc. (“Verizon”), which offer fixed or unlimited access to the Internet as a part of mobile service packages. These same mobile phone companies have announced that they plan to offer fifth generation (“5G”) services in the future Due to rapidly changing technologies, consumers will continue to have a variety of options to obtain access to the Internet.

Video Services

Cable television systems are operated under non‑exclusive franchises granted by local authorities, which may result in more than one cable operator providing video services in a particular market. Our primary competitors are other fiber and hybrid fiber coaxial providers, including Charter, Comcast and AT&T U-verse, and direct broadcast satellite systems, including DirecTV (a subsidiary of AT&T) and Dish Network, which transmit signals to small dish antennas owned by the end‑user.

We face increasing competition from companies that deliver video content over Internet connections, referred to as “over-the-top” or “OTT”, directly to consumers on televisions, computers, tablets, gaming and mobile devices. These competitors include virtual multichannel video programming distributors (“V-MVPD”), which aggregate live and on-demand linear television, and direct content distributors, which provide and distribute content directly to customers through an internet connected device for a subscription fee. Examples of V-MVPD providers include Sling TV, DirecTV Now, YouTube Live, PlayStation Vue, and Hulu Live.  Examples of direct content distributors include Netflix, Roku, Apple TV, Amazon Prime, and Hulu. Additionally, some programmers, such as HBO and CBS, are choosing to deliver content directly to the consumer over the Internet.

We believe the movement away from traditional video subscription services will continue and negatively impact our video subscriber base. However, we believe that we are positioned to benefit as these customers will require robust Internet connection in order to efficiently access such OTT content, which could lead to increased demand for our HSD services.

Telephony Services

We mainly compete against wireless, VoIP, and wireline telephone providers. VoIP places and transmits telephone calls over an IP network, such as the Internet, instead of the traditional public switched telephone network. Our primary wireless and VoIP competitors include AT&T, Verizon, Charter, Comcast and Frontier. We expect Internet based technology, including video conferencing, instant messaging, smart speakers, home automation and email, to rapidly evolve to include or displace the need for telephony services. Given the continuously changing technology and various communications options, competition will continue to intensify for telephony service subscribers.

Employees

As of December 31, 2018, we had approximately 2,600 full‑time employees. We consider our relationship with our employees to be good and we structure our compensation and benefit plans in order to attract and retain high‑performing employees. We will continue to recruit employees to meet the needs of our strategic plans. We recruit from several major industries for employees with skills in high‑speed data, video and telephony technologies. None of our employees are subject to collective bargaining agreements.

Legislation and Regulation

We operate in highly regulated industries and both our cable television and telecommunications services are subject to broad regulation at the federal, state and local levels. Our Internet services have historically been subject to more limited regulation, although the Federal Communications Commission’s (“FCC”) 2015 Open Internet Order expanded regulation of Internet services as more fully described below. The following is a summary of laws and regulations affecting the cable television and telecommunications industries. It does not purport to be a complete summary of all present and proposed legislation and regulations pertaining to our operations.

Regulation of Cable Services

The FCC is the principal federal regulatory agency with jurisdiction over cable television operators and services, and has promulgated regulations covering many aspects of cable television operations. The composition of the FCC changed in January 2017. The newly composed FCC has modified some regulations applicable to our business; however, the full impact of these changes on our business is unknown. The FCC enforces its regulations through the imposition of monetary fines, the issuance of cease‑and‑desist orders and/or the imposition of other administrative sanctions. Cable franchises, the principal instrument of governmental authority for our cable television operations, are not issued by the FCC but by states, cities, counties or political subdivisions. A brief summary of certain key federal regulations follows.

Rate Regulation

The Cable Television Consumer Protection and Competition Act of 1992 (“1992 Cable Act”) authorized rate regulation for certain cable services and equipment in certain markets. It also eliminated direct oversight of rates by the FCC and local franchising authorities of all but the basic service tier of cable service. Rate regulation of the basic tier does not apply, however, when a cable operator is subject to effective competition in the relevant community. Under an order issued by the FCC in 2015, cable operators are presumed to be subject to effective competition. That Order was appealed to the D.C. Circuit Court, which denied the petition for review. Moreover, some local franchising authorities that could otherwise regulate basic rates for cable systems that are not subject to effective competition choose not to do so. We are not currently subject to cable service rate regulation in any of our markets.

Program Access

To promote competition between incumbent cable operators and independent cable programmers, the 1992 Cable Act placed restrictions on dealings between certain cable programmers and cable operators. Satellite video programmers affiliated with cable operators are prohibited in most cases from favoring those cable operators over competing distributors of multi‑channel video programming, such as satellite television operators and unaffiliated competitive cable operators such as us. Specifically, the program access regulations generally prohibit exclusive contracts for satellite cable programming or satellite broadcast programming between any cable operator and any cable‑affiliated programming vendor. On October 5, 2012, the FCC adopted and released a Further Notice of Proposed Rulemaking in the Matter of Revision of the Commission’s Program Access Rules (“Program Access FNPRM”). The FCC declined to extend the exclusive contract prohibition section of the program access rules beyond its October 5, 2012 sunset date. The prohibition applies only to programming that is delivered via satellite; it does not apply to programming delivered via terrestrial facilities. The FCC determined that a preemptive prohibition on exclusive contracts is no longer “necessary to preserve and protect competition and diversity in the distribution of video programming” considering that a case‑by‑case process will remain in place after the prohibition expires to assess the impact of individual exclusive contracts. In the Program Access FNPRM, the FCC also requested comment on revisions to the program access rules pertaining to buying groups and rebuttable presumptions in program access complaint proceedings challenging certain exclusive contracts. The Program Access FNPRM is still pending.

Commercial Leased Access

The Communications Act requires that cable systems with 36 or more channels make available a portion of their channel capacity for commercial leased access by third parties to facilitate competitive programming efforts. We have not been subject to many requests for carriage under the leased access rules.

Carriage of Broadcast Television Signals

The 1992 Cable Act established broadcast signal carriage (so‑called “must carry”) requirements that allow local commercial television broadcast stations to elect every three years whether to require the cable systems in the relevant area to carry the station’s signal or whether to require the cable system to negotiate for consent to carry the station. The most recent election by broadcasters became effective January 1, 2018. Cable systems are also subject to must‑carry obligations for local, non-commercial stations. We now carry most commercial stations pursuant to retransmission consent agreements and pay fees for such consents.

Franchise Authority

Cable television systems operate pursuant to non‑exclusive franchises issued by franchising authorities, which, depending on the specific jurisdiction, can be the states, cities, counties or political subdivisions in which a cable operator provides cable service. Franchising authority is premised upon the cable operator crossing and using public rights‑of‑way to construct and maintain its system. The terms of franchises, while variable, typically include requirements concerning services, franchise fees, construction timelines, mandated service areas, customer service standards, technical requirements, public, educational and government access channels and support, and channel capacity. Franchise authorities may terminate a franchise or assess penalties if the franchised cable operator fails to adhere to the conditions of the franchise. Although largely discretionary, the exercise of state and local franchise authority is limited by federal statutes and regulations adopted pursuant thereto. We believe that the requirements imposed by our franchise agreements are fairly typical for the industry. Although they do vary, our franchises generally provide for the payment of fees to the applicable franchise authority of up to 5% of our gross cable service revenues, which is the current maximum authorized by federal law. Many of our franchises also require that we pay a percentage of our gross revenue in support of public, educational and governmental (“PEG”) channels. These so‑called PEG fees vary, but generally do not exceed 2% of our gross cable services revenues.

On December 20, 2006, the FCC established rules and provided guidance (“2006 Order”) pursuant to the Communications Act that prohibit local franchising authorities from unreasonably refusing to award competitive franchises for the provision of cable services. In order to eliminate certain barriers to entry into the cable market, and to encourage investment in broadband facilities, the FCC preempted local laws, regulations, and requirements, including local level‑playing‑field provisions, to the extent they impose greater restrictions on market entry than those adopted under the order. This order has the potential to benefit us by facilitating our ability to obtain and renew cable service franchises. On January 21, 2015, the FCC issued an Order on Reconsideration of the Second Report and Order. The FCC clarified that the franchising rules and findings it extended to incumbent cable operators in the 2006 Order do not apply to state laws governing cable television operators, or to any state‑level cable franchising process. In its Second Further Notice of Proposed Rulemaking released September 25, 2018, the FCC has sought comment on this conclusion.

Many state legislatures have enacted legislation streamlining the franchising process, including having the state, instead of local governments, issue franchises. Of particular relevance to us, states with laws streamlining the franchising process or authorizing state‑wide or uniform franchises currently include Florida, Georgia, Indiana, Illinois, Michigan, Ohio, South Carolina and Tennessee. In some cases, these laws enable us to expand our operations more rapidly by providing for a streamlined franchising process. At the same time, they enable easier entry by additional providers into our service territories.

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

Pole Attachments

The Communications Act requires all local telephone companies and electric utilities, except those owned by municipalities and co‑operatives, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and rights‑of‑way at just and reasonable rates, except where states have certified to the FCC that they regulate pole access and pole attachment rates. The right to access poles, ducts, conduits and rights‑of‑way pursuant to regulated rates and set timeframes is highly beneficial to facilities‑based providers such as us. Federal law also establishes principles to govern the pricing and terms of such access. Currently, 20 states and the District of Columbia have made certifications to the FCC, which leaves pole attachment matters to be regulated by those states. Of the states in which we operate, Illinois, Michigan and Ohio have made certifications to the FCC. The FCC has clarified that the provision of Internet services by a cable operator does not affect the agency’s jurisdiction over pole attachments by that cable operator, nor does the provision of such non‑cable services affect the rate formula otherwise applicable to the cable operator.

In April 2011, the FCC adopted an order that examined a number of issues involving access to pole attachments by telecommunications carriers, including the rights of ILECs to demand nondiscriminatory access in certain situations, and which attempted to bring the rates that cable operators and telecommunications carriers charge closer to parity. In November 2015, the FCC released another order taking further steps to balance the rates paid by cable operators and telecommunications carriers. Part of the order addresses some industry members’ concerns that pole attachment rates might increase sharply after the FCC reclassified broadband service as telecommunications service as discussed further below. The 2015 order was appealed to the U.S. Court of Appeals for the 8th Circuit, which rejected the petition. It is uncertain, however, how the Open Internet Order and the Internet Freedom Order discussed below might impact attachment rights and costs.

Internet Service

To date, the FCC has rejected requests by some Internet service providers to require cable operators to provide unaffiliated Internet service providers with direct access to the operators’ broadband facilities. On December 23, 2010, the FCC adopted “net neutrality” rules requiring fixed and mobile providers of broadband Internet access to comply with certain disclosure and other rules designed to maximize consumer access to broadband services (“2010 Open Internet Order”). In summary, the rules impose obligations related to ensuring provider transparency and preventing unreasonable blocking and discrimination of content, applications or services. In general, the requirements, which took effect on November 20, 2011, permit reasonable network management practices by broadband providers. Challenges to the “net neutrality” rules, including the FCC’s jurisdiction to adopt the rules, were filed in federal appellate court. On January 14, 2014, a D.C. Circuit panel struck down the portions of the FCC’s 2010 Open Internet Order rules that had banned blocking or discriminatory treatment of websites or other online applications by retail broadband Internet access providers such as incumbent telephone companies and cable operators (“D.C. Circuit Order”). At the same time, the court approved the agency’s requirement that broadband providers adequately disclose their policies regarding blocking and “network management” (that is, practices for avoiding network congestion, giving priority to some classes of traffic over others, etc.).

On February 26, 2015, the FCC announced that it reclassified broadband Internet access as a telecommunications service under Title II of the Communications Act (“Open Internet Order”). The FCC announced that its Open Internet Order prohibits: (i) broadband providers from blocking access to legal content, applications, services, or non‑harmful devices; (ii) broadband providers from impairing or degrading lawful Internet traffic on the basis of content, applications, services, or non‑harmful devices; and (iii) broadband providers from favoring some lawful Internet traffic over other lawful traffic in exchange for consideration of any kind—in other words, no “fast lanes.” This rule also bans ISPs such as us from prioritizing content and services of their affiliates. The FCC further announced that its Open Internet Order will require additional disclosure and network management practices, and will extend a number of the Title II regulatory requirements to broadband Internet access services, such as compliance with the privacy provisions of Section 222 of the Communications Act.

The legality of the Open Internet Order was challenged in court by a number of parties. On June 14, 2016, the D.C. Circuit upheld the Open Internet Order.

The composition of the FCC changed in January 2017. On December 14, 2017, the Commission adopted the Restoring Internet Freedom Declaratory Ruling, Report and Order (the “Internet Freedom Order”), which repealed the Open Internet Order and reclassified broadband Internet access as an information service, not subject to Title II of the Communications Act. The Internet Freedom Order is subject to a pending court challenge, the outcome of which is uncertain. In addition, some states have adopted or are considering the adoption of net neutrality principles. It is unknown at this time how the Internet Freedom Order may affect our business.

Tier Buy‑through

The tier buy‑through prohibition contained in the 1992 Cable Act generally prohibits cable operators from requiring subscribers to purchase a particular service tier, other than the basic service tier, in order to obtain access to video programming offered on a per‑channel or per‑program basis. In general, a cable television operator has the right to select the channels and services that are available on its cable system. With the exception of certain channels that are required to be carried by federal law as part of the basic tier, such as certain local broadcast television channels, the cable operator has broad discretion in choosing the channels that will be available and how those channels will be packaged and marketed to subscribers. In order to maximize the number of subscribers, the cable operator selects channels that are likely to appeal to a broad spectrum of viewers. If Congress or the FCC were to place more stringent requirements on how we package our services, such requirements could have an adverse effect on our profitability.

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

Regulation of Telecommunication Services

Our telecommunications services are subject to varying degrees of federal, state and local regulation. Pursuant to the Communications Act, as amended by the 1996 Act, the FCC generally exercises jurisdiction over the facilities of, and the services offered by, telecommunications carriers that provide interstate or international communications services. The FCC has extended many of its regulations that apply to traditional telecommunications service to Internet based, or interconnected VoIP phone services. Barring federal preemption, state regulatory authorities retain jurisdiction over the same facilities to the extent that they are used to provide intrastate communications services, as well as facilities solely used to provide intrastate services. Local regulation is largely limited to the management of the occupation and use of county or municipal public rights‑of‑way. Various international authorities may also seek to regulate the provision of certain services. As addressed in more detail above, in the Internet Freedom Order, the FCC reversed the Open Internet Order and re‑characterized broadband Internet access services as information services no longer subject to various Title II requirements.

Regulation of Local Exchange Operations

Our ILEC subsidiaries are regulated by both federal and state agencies. Our interstate products and services and the regulated telecommunications earnings of all of our subsidiaries are subject to federal regulation by the FCC, and our local and intrastate products and services and the regulated earnings are subject to regulation by state public service commissions (“PSC”). The FCC has principal jurisdiction over matters including, but not limited to, interstate switched and special access rates. The FCC also regulates the rates that ILECs and CLECs may charge for the use of their local networks in originating or terminating interstate and international transmissions. PSCs have jurisdiction over matters including local service rates, intrastate access rates and the quality of service.

The Communications Act places certain obligations, including those described below, on ILECs to open their networks to competitive providers, as well as heightened interconnection obligations and a duty to make their services available to resellers at a wholesale discount rate. The following are certain obligations that the Communications Act and the 1996 Act, as implemented by the FCC, place on ILECs, which gives us important rights in the areas where we operate as competitors, and actual or potential obligations where our ILEC subsidiaries operate:

•

Interconnection. Establishes requirements and standards applicable to ILECs that receive requests from other carriers for network interconnection, unbundling of network elements, colocation of equipment and resale, and requires all local exchange carriers (“LECs”) to enter into mutual compensation arrangements with other for transport and termination of local calls on each other’s networks.

•	Reciprocal Compensation. Requires all ILECs and CLECs to complete calls originated by competing local exchange carriers under reciprocal arrangements.
•	Colocation of Equipment. Allows CLECs to install and maintain their own network equipment in ILEC central offices.
•

Number Portability. Requires all providers of telecommunications services, as well as providers of interconnected VoIP services, to permit users of telecommunications services to retain their existing telephone numbers without impairment of quality, reliability or convenience when switching from one telecommunications provider to another.

•	Access to Rights‑of‑Way. Requires telecommunications carriers to permit other carriers access to poles, ducts, conduits and rights‑of‑way at regulated prices and set time frames.

We have entered into PSC approved local interconnection agreements with a variety of telecom providers for, among other things, the transport and termination of our local and toll telephone traffic. Some of these agreements have expired; however, we continue to operate on the same rates, terms, and conditions in the interim as we seek to enter into successor agreements. These agreements are subject to changes as a result of changes in laws, regulations and technology, and there is no guarantee that the rates and terms concerning our interconnection agreements with ILECs under which we operate today will be available in the future.

Inter‑Carrier Compensation

Our ILEC subsidiaries currently receive compensation from other telecommunications providers, including long distance companies, for origination and termination of interexchange traffic through network access charges that are established in accordance with state and federal laws. Accordingly, we benefit from the receipt and termination of intrastate and interstate long distance traffic.

Several of our subsidiaries are classified by the FCC as non‑dominant carriers with respect to both interstate and international long‑distance services and competitive local exchange services. As non‑dominant carriers, these subsidiaries’ rates presently are not generally regulated by the FCC, although the rates are still subject to general statutory requirements applicable to all carriers that the rates be just, reasonable and nondiscriminatory. We may file tariffs for interstate access charges for these carriers on a permissive basis, but otherwise our interstate services are mandatorily detariffed and subject to our ability to enter into relationships with our customers through contracts. Our interstate access services are tariffed and fall within FCC‑established benchmarks for such services.

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

Regulatory Treatment of VoIP Services

A significant part of our telephony line of business is classified by the FCC as VoIP. At this time, the FCC and state regulators have not classified most IP‑enabled services as regulated telecommunications services. The FCC, for example, has applied to providers of “interconnected VoIP” services some of its rules applicable to traditional circuit switched telephone providers, but has yet to issue a ruling determining whether interconnected VoIP providers are to be regulated as providers of information services or telecommunications services. The FCC initiated a rulemaking proceeding in 2004 to examine issues relating to the appropriate regulatory classification of IP‑enabled services, including VoIP services. We cannot predict when or if the FCC will issue a final decision in this proceeding, though it has issued several decisions in the interim applying certain regulatory requirements to providers of interconnected VoIP services. These requirements include, among others, regulations relating to federal universal service contributions, the confidentiality of customer data and communications, cooperation with law enforcement, discontinuation of service, numbering and number portability, outage reporting, 911 emergency access and disability access. The FCC has also established certain other requirements that impact our VoIP services. For example, the FCC requires that we provide certain notices to our VoIP customers concerning the limitations of the services, particularly in connection with the ability of the service (including access to E911) to function in the event of a power outage. We are also required to offer our customers a back‑up power solution to enable the services to continue to function in the event of a power outage. Within our VoIP line of business, we currently comply with all applicable regulations that have been issued by the FCC or state regulatory agencies. Decisions and regulations from similar proceedings in the future could lead to an increase in the costs associated with providing VoIP services. At this time, we are unable to predict the impact, if any, that additional regulatory action on these issues will have on our business.

Universal Service

The Federal Universal Service Fund (“USF”) is the support mechanism established by the FCC to ensure that high quality, affordable telecommunications service is available to all Americans. Pursuant to the FCC’s universal service rules, all telecommunications providers and interconnected VoIP providers, including us, must contribute a percentage of their interstate and international end‑user telecommunications and interconnected VoIP revenues to the USF. The FCC establishes an industry‑wide quarterly contribution factor, which sets the exact percentage that applies for the given quarter. The contribution factor for the first quarter of 2019 is 20% of gross assessable interstate and international telecommunications and interconnected VoIP revenues. The contribution rate is reviewed quarterly and may increase or decrease, which would either increase or decrease our contributions to the USF. This is not materially adverse to our business as we currently choose to recover the cost of the contributions from our end user customers. However, climbing USF contributions may negatively impact our end users because they effectively make our products more expensive.

Forbearance and Other Relief to Dominant Carriers

The Communications Act permits the FCC to forbear from requiring telecommunications carriers to comply with certain of its regulations and provisions of the Communications Act if certain conditions are present that make enforcement of the regulations or statutory provisions unnecessary. Future reduction or elimination of federal regulatory and statutory requirements could free us from regulatory burdens, but might also increase the relative flexibility of our major competitors. As a result of grants of forbearance, our costs (and those of our competitors) of purchasing broadband services from carriers could increase significantly, as the rates, terms and conditions offered in non‑tariffed “commercial agreements” may become less favorable and we may not be able to purchase services from alternative vendors.

Multiple Tenant Properties

The FCC has prohibited telecommunications carriers from entering into exclusive access agreements (or enforcing pre‑existing exclusive arrangements) with building owners or managers in both commercial and residential multi‑tenant environments. The FCC has also adopted rules requiring utilities (including ILEC’s) to provide telecommunications carriers (and cable operators) with reasonable and non‑discriminatory access to utility‑owned or ‑controlled conduits and rights‑of‑way in all multiple tenant environments (e.g., apartment buildings, office buildings and campuses) in those states where the state government has not certified to the FCC that it regulates utility pole attachments and rights‑of‑way matters. These requirements may facilitate our access (as well as the access of competitors) to customers in multi‑tenant environments, at least with regard to our provision of telecommunications services.

In an order released November 13, 2007, the FCC found that contractual agreements between multiple dwelling unit (“MDU”) owners and cable operators that grant exclusive access to the cable operator are proscribed as “unfair methods of competition.” Under the rule, the Commission prohibits the enforcement of existing exclusivity clauses and the execution of new ones by cable operators and others subject to the relevant statutory provisions. MDUs include a multiple dwelling unit building and any other centrally managed residential real estate development (such as a gated community, mobile home park, or garden apartment complex). These requirements facilitate our access (as well as the access of competitors) to customers in MDU environments, at least with regard to our provision of cable services. They also, however, invalidate any of our existing exclusive access agreements covered by the rules.

Customer Proprietary Network Information and Personally Identifiable Information

We are subject to specific customer privacy obligations with respect to our telecommunications and video services. FCC rules protect the privacy of certain information about customers that telecommunications providers, including us, acquire in the course of providing voice telecommunications services. Such protected information, known as Customer Proprietary Network Information (“CPNI”), includes information related to the quantity, technological configuration, type, destination and the amount of use of a telecommunications offering. Certain states have also adopted state‑specific CPNI rules. The FCC’s rules require affected providers to implement policies to notify customers of their rights, take reasonable precautions to protect CPNI and notify law enforcement agencies if a breach of CPNI occurs. If a federal or state regulatory body determines that we have breached the applicable regulations or implemented the FCC’s requirements incorrectly, we could be subject to fines or penalties.

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

In addition, statutory protections in Section 222 of the Communications Act, apply to our VoIP services. In the Internet Freedom Order, the FCC returned jurisdiction to regulate broadband privacy and data security to the Federal Trade Commission.

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

Environmental Regulation

We are subject to a variety of federal, state, and local environmental, safety and health laws, and regulations, including those governing such matters as the generation, storage, reporting, treatment, handling, remediation, use, disposal and transportation of and exposure to hazardous materials, the emission and discharge of hazardous materials into the atmosphere, the emission of electromagnetic radiation, the protection of wetlands, historic sites and threatened and endangered species, and health and safety. We also may be subject to laws requiring the investigation and cleanup of contamination at sites we own or operate or at third‑party waste disposal sites. Such laws often impose joint and strict liability even if the owner or operator did not know of, or was not responsible for, the contamination. We operate several sites in connection with our operations. Our switch sites and some customer premise locations are equipped with backup power sources in the event of an electrical failure. Each of our switch site locations has battery and diesel fuel powered backup generators, and we use batteries to back up some of our customer premise equipment. In addition, some of our sites may have potential contamination risks from historical and surrounding activities. We are not aware of any liability or alleged liability at any owned or operated sites or third‑party waste disposal sites that would be expected to have a material adverse effect on us.

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

Prior to the scheduled expiration of franchises, we may initiate renewal proceedings with the relevant franchising authorities. The Cable Communications Policy Act of 1984 provides for an orderly franchise renewal process in which the franchising authorities may not unreasonably deny renewals. If a renewal is withheld and the franchising authority takes over operation of the affected cable system or awards the franchise to another party, the franchising authority must pay the cable operator the “fair market value” of the system. The Cable Communications Policy Act of 1984 also established comprehensive renewal procedures requiring that the renewal application be evaluated on its own merit and not as part of a comparative process with other proposals.

Corporate Information

WOW’s principal executive offices are located at 7887 East Belleview Avenue, Suite 1000, Englewood, Colorado 80111. WOW’s telephone number is (720) 479‑3500 and we have a website accessible at www.wowway.com. Our annual reports on Form 10‑K, quarterly reports on Form 10‑Q and current reports on Form 8‑K, and all amendments thereto, are available on our website free of charge as soon as reasonably practicable after they have been filed. The information posted on our website is not incorporated into this Annual Report. These reports are also available on the Securities and Exchange Commission’s website, www.sec.gov.

Item 1A.  Risk Factors

RISK FACTORS

The material risks and uncertainties that we believe affect our business are described below. These risks and uncertainties may not be the only ones we face. Additional risks and uncertainties that we are not aware of or focused on, or risks currently deemed immaterial, may also impair business operations. You should consider carefully the risks and uncertainties described below together with all of the other information included in this Annual Report on Form 10‑K, including our consolidated financial statements and related notes. If any of the risks and uncertainties described below actually occurs, our business, financial condition, operating results or liquidity could be materially adversely affected.

We face a wide range of competition, which could negatively affect our business and financial results.

Our industry is, and will continue to be, highly competitive. Some of our principal residential services competitors, including other cable and local telephone companies, offer services that provide features and functions comparable to the residential high‑speed data, video, and/or telephony that we offer, and these competitors offer these services in bundles similar to ours. In most of our markets, cable competitors have invested in their networks and are able to offer a product suite which is comparable to ours. In addition, in some of our operating areas, AT&T, Verizon or other incumbent telephone providers have upgraded their networks to carry two‑way video, high‑speed data with substantial bandwidth and IP‑based telephony services, which they market and sell in bundles, in some cases, along with their wireless services. These telephone incumbents may also offer satellite video as a part of their bundle, either in partnership with a satellite provider or directly as is the case with AT&T/DirecTV. Consequently, there are more than two providers of “triple‑play” services in some of our markets.

In addition, each of our residential services faces competition from other companies that provide residential services on a stand‑alone basis. Our residential video service faces competition from other cable and direct broadcast satellite providers that seek to distinguish their services from ours by offering aggressive promotional pricing, exclusive programming, and/or assertions of superior service or offerings. Increasingly, our residential video service also faces competition from companies that deliver content to consumers over the Internet and on mobile devices. This trend could negatively impact customer demand for our residential video service, especially premium channels and VOD services, and could encourage content owners to seek higher license fees from us in order to subsidize their free distribution of content. Our residential high‑speed data and telephony services also face competition from wireless Internet and voice providers, and our residential voice service faces competition from other cable providers, “over‑the‑top” (“OTT”) phone service and other communication alternatives, including texting, social networking and email. In recent years, a trend known as “wireless substitution” has developed whereby certain customers have chosen to utilize a wireless telephone service as their sole phone provider. We expect this trend to continue in the future.

We also compete across each of our commercial high‑speed data, networking and telephony services with ILECs, CLECs and other cable companies.

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

The industry in which we operate is highly competitive and has become more so in recent years. In some instances, we compete against companies with fewer regulatory burdens, better access to financing, greater personnel resources, greater resources for marketing, greater brand name recognition, and long‑established relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain ownership rules have provided additional benefits to certain of our competitors, either through access to financing, resources or efficiencies of scale.

In providing video service, our primary competitors are Charter, Comcast, and AT&T. We also compete with satellite television providers, including AT&T’s DirecTV and Dish Networks. Satellite television providers typically offer local broadcast television stations, which further reduces our current advantage over satellite television providers and our ability to attract and maintain customers.

In providing local and long‑distance telephone services and data services, we compete with the incumbent local phone company in each of our markets as well as other cable providers in our markets. AT&T, CenturyLink, Frontier and Verizon are the primary ILECs in our targeted regions. They offer both local and long‑distance services in our markets and are particularly strong competitors. We seek to attract customers away from other telephone companies and cable television service operators offering telephone services with Internet‑based telephony. Cable operators offering voice services and data services in our markets increase competition for our bundled services.

We face risks relating to competition for the leisure and entertainment time of audiences, which has intensified in part due to advances in technology.

Our business is subject to risks relating to increasing competition for the leisure and entertainment time of consumers. Our business competes with all other sources of entertainment and information delivery. Technological advancements, such as new video formats and Internet streaming and downloading, many of which have been beneficial to our business, have nonetheless increased the number of entertainment and information delivery choices available to consumers and have intensified the challenges posed by audience fragmentation. Increasingly, content owners are delivering their content directly to consumers over the Internet. Furthermore, due to consumer electronics innovations, consumers are more readily able to watch such Internet‑delivered content on television sets and mobile devices, which could lead to additional “cord‑cutting”. Although the increase of delivery content through the Internet could be beneficial to demand for our HSD products, the increasing number of choices available to audiences could negatively impact not only consumer demand for our other products and services, but also advertisers’ willingness to purchase advertising from us. If we do not respond appropriately to the increasing leisure and entertainment choices available to consumers, our competitive position could deteriorate, which could adversely affect our operations, business, financial condition or results of operations.

A prolonged economic downturn, especially any downturn in the housing market, may negatively impact our ability to attract new subscribers and generate increased revenues.

We are exposed to risks associated with prevailing economic conditions, which could adversely impact demand for our products and services and have a negative impact on our financial results. In addition, the global financial markets have displayed uncertainty, and at times the equity and credit markets have experienced unexpected volatility, which could cause economic conditions to worsen. A continuation or further weakening of these economic conditions could lead to reductions in consumer demand for our services, especially premium video services and enhanced features, such as DVRs, and a continued increase in the number of homes that replace their wireline telephone service with wireless service or OTT phone service and their video service with Internet‑delivered and/or over‑air content, which would negatively impact our ability to attract customers, maintain or increase rates and maintain or increase revenue. The expanded availability of free or lower cost competitive services, such as video streaming over the Internet, or substitute services, such as wireless phones, may further reduce consumer demand for our services during periods of weak economic conditions. In addition, providing video services is an established and highly penetrated business. Our ability to gain new video subscribers is partially dependent on growth in occupied housing in our service areas, which is influenced by both national and local economic conditions. If the number of occupied homes in our operating areas declines and/or the number of home foreclosures significantly increases, we may be unable to maintain or increase the number of our video subscribers.

Our future growth is partially dependent upon our edge‑out strategy, which may or may not be successful.

We are strategically focused on driving growth by constructing additional cable networks in order to sell our products and services within communities (generally near or adjacent to our cable network) which we do not currently serve. Generally, residents and enterprises within these communities can already purchase a bundled triple‑play offering from other providers, or purchase high‑speed data, video and telephony services from other operators on an à la carte basis. Therefore, we are expanding into competitive environments. This effort requires considerable financial and management resources, including reducing the near‑term cash generation profile of our business. Additionally, we must obtain pole attachment agreements, franchises, construction permits, telephone numbers and other regulatory approvals to commence operations in these communities. Delays in entering into pole attachment agreements, receiving the necessary franchises and construction permits and conducting the construction itself have adversely affected our scheduled construction plans in the past and could do so again in the future. Difficulty in obtaining necessary resources may also adversely affect our ability to expand into new markets. We may face resistance from competitors who are already in markets we wish to enter. If our expectations regarding our ability to attract customers in these communities are not met, the capital requirements to complete the network investment or the time required to attract our expected level of customers are incorrect, our financial performance may be negatively impacted.

The demand for our bundled broadband communications services may be lower than we expect.

The demand for high‑speed data, video and telephony services, either alone or as part of a bundle, cannot readily be determined. Our business could be adversely affected if demand for bundled broadband communications services is materially lower than we expect. Our ability to generate revenue will suffer if the markets for the services we offer, including telephony and high‑speed data services, fail to develop, grow more slowly than anticipated or become saturated with competitors.

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

We operate in a highly competitive, consumer‑driven, rapidly changing environment and our success is, to a large extent, dependent on our ability to acquire, develop, adopt and exploit new and existing technologies to distinguish our services from those of our competitors. We have invested in advanced technology platforms that support advanced communications services and multiple emerging interactive services, such as VOD, DVR, interactive television, VoIP and pure fiber network services. If we choose technologies or equipment that are less effective, cost‑efficient or attractive to our customers than those chosen by our competitors, or if we offer services that fail to appeal to consumers, are not available at competitive prices or that do not function as expected, our competitive position could deteriorate, and our business and financial results could suffer. In addition, we may be required to select one technology over another and may not choose the technology that is the most economic, efficient or attractive to customers. We may also encounter difficulties in implementing new technologies, products and services and may encounter disruptions in service as a result.

The ability of our competitors to acquire or develop and introduce new technologies, products and services more quickly than us may adversely affect our competitive position. Furthermore, advances in technology, decreases in the cost of existing technologies or changes in competitors’ product and service offerings also may require us to make additional future research and development expenditures or to offer at no additional charge, or at a lower price, certain products and services that we currently offer to customers separately or at a premium. In addition, the uncertainty of the costs for obtaining intellectual property rights from third parties could impact our ability to respond to technological advances in a timely manner.

Increases in programming and retransmission costs or the inability to obtain popular programming could adversely affect our operations, business, financial condition or results of operations.

Programming has been and is expected to continue to be, our largest single operating expense. In recent years, the cable industry has experienced rapid increases in the cost of cable programming, retransmission consent charges for local commercial television broadcast stations and regional sports programming. We expect these trends to continue. As compared to large national providers, our relatively modest base of subscribers limits our ability to negotiate lower programming costs. In addition, as we increase the channel capacity of our systems and add programming to our expanded basic and digital programming tiers, we may face additional market constraints on our ability to pass programming cost increases on to our customers. Furthermore, content providers may be unwilling to enter into distribution arrangements on acceptable terms and owners of non‑broadcast video programming content may enter into exclusive distribution arrangements with our competitors. Any inability to pass programming cost increases on to our customers would have an adverse impact on our results of operations and a failure to carry programming that is attractive to our subscribers could adversely impact subscription and advertising revenues.

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

Federal “must carry” rules require us to carry some local broadcast television signals on our cable systems that we might not otherwise carry. If the FCC seeks to revise or expand the “must carry” rules, for example by requiring carriage of multicast signals, we would be forced to carry video programming that we would not otherwise carry, potentially drop more popular programming in order to free capacity for the required programming, decrease our ability to manage our bandwidth efficiently and/or increase our costs, which could make us less competitive. As a result, cable operators, including us, could be placed at a disadvantage versus other multichannel video providers. Potential federal legislation regarding programming packaging, bundling or à la carte delivery of programming could fundamentally change the way in which we package and price our services. We cannot predict the outcome of any current or future FCC proceedings or legislation in this area, or the impact of such proceedings on our business at this time.

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

We depend on third‑party suppliers and licensors to supply some of the hardware, software and operational support necessary to provide our services. Some of these vendors represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If demand exceeds these vendors’ capacity, they experience operating or financial difficulties, they significantly increase the amount we pay for necessary products or services, or they cease production of any necessary product due to lack of demand, our ability to provide some services may be materially adversely affected. Any of these events could materially and adversely affect our ability to retain and attract subscribers, and have a material negative impact on our operations, business, financial condition or results of operations.

Loss of interconnection arrangements could impair our telephone service.

We rely on other companies to connect the calls made by our local telephone customers to the customers of other local telephone providers. These calls are completed because our network is interconnected with the networks of other telecommunications carriers. These interconnection arrangements are mandated by the Communications Act of 1934, as amended (the “Communications Act”), and the FCC’s implementing regulations. It is generally expected that the Communications Act will continue to undergo considerable interpretation and modification, including the FCC’s potential forbearance from continuing to enforce carriers’ statutory and regulatory interconnection obligations, which could have a negative impact on our interconnection agreements. It is also possible that further amendments to the Communications Act may be enacted, which could have a negative impact on our interconnection agreements. The contractual arrangements for interconnection generally contain provisions for incorporation of changes in governing law. Thus, future FCC, state PSC and/or court decisions may negatively impact the rates, terms and conditions of the interconnection services that we have obtained and may seek to obtain under these agreements, which could adversely affect our operations, business, financial condition or results of operations. Our ability to compete successfully in the provision of services will depend on the nature and timing of any such legislative changes, regulations and interpretations and whether they are favorable to us or to our competitors.

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

In November 2011, the FCC adopted an order reforming core parts of the USF and that also broadly recast the existing intercarrier compensation (“ICC”) scheme. The order, which became effective December 29, 2011, established the Connect America Fund (“CAF”) to replace support revenues provided by the current USF and redirected support from voice services to broadband services. The order also broadly altered the manner in which affected companies will have to operate their businesses.

In March 2016, the FCC released its Report and Order (“Order”) regarding universal service support program reform for rate‑of‑return incumbent local exchange carriers. The Order focuses on broadband, including stand‑alone broadband, and seeks to direct federal support to areas lacking broadband. It also reforms legacy support mechanisms to ensure that carriers have the incentives and support to continue investing in robust broadband networks. Rate‑of‑return incumbent local exchange carriers can choose from two paths for USF support: 1) a model‑based option (A‑CAM); and 2) a broadband loop support mechanism that will provide support for stand‑alone broadband and replace interstate common line support (legacy support). In November 2016, the FCC released a Public Notice announcing that 216 rate‑of‑return companies elected the A‑CAM Cost Model, which exceeded the available A‑CAM budget by more than $160 million annually. To contend with the oversubscription, the FCC intends to take “other measures that may be necessary” in order to prioritize among electing carriers or modify A‑CAM parameters. While our affected subsidiaries did not choose the A‑CAM option, we cannot anticipate what changes may come to the A‑CAM model and if those changes might impact those carriers like us that have chosen the legacy support path.

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

Additionally, ongoing consolidation in our industry may reduce the number of attractive acquisition targets. Our failure to successfully identify and consummate acquisitions or to manage and integrate the acquisitions we make could adversely affect our operations, business, financial condition or results of operations.

We could be negatively impacted by future interpretation or implementation of regulations or legislation.

Our video and telephony services are subject to extensive regulation at the federal, state and local levels. In addition, the federal government has extended some regulation to high‑speed data services. We are also subject to regulation of our video services relating to rates, equipment, technologies, programming, levels and types of services, taxes and other charges. The current telecommunications and cable legislation and regulations are complex and in many areas set forth policy objectives to be implemented by regulation at the federal, state and local levels. It is generally expected that the Communications Act and implementing regulations and decisions, as well as applicable state laws and regulations, will continue to undergo considerable interpretation and modification. From time to time, federal legislation, FCC and PSC decisions, and court decisions interpreting legislation, FCC or PSC decisions, are made that can affect our business. We cannot predict the timing or the future financial impact of legislation or administrative decisions. Our ability to compete successfully will depend on the nature and timing of any such legislative changes, regulations or interpretations, and whether they are favorable to us or to our competitors.

Compliance with, and changes to, environmental, safety and health laws and regulations could result in significant costs or adversely affect us.

We are subject to a variety of federal, state, and local environmental safety and health laws and regulations, including those governing such matters as the generation, storage, reporting, treating, handling, remediation, use, transportation and disposal of, and exposure to hazardous materials, the emission and discharge of hazardous materials into the atmosphere, the emission of electromagnetic radiation, the protection of wetlands, historic sites, and threatened and endangered species. Noncompliance with such laws and regulations can result in, among other things, imposition of civil or criminal penalties or fines, suspension or cessation of our operations. Such laws and regulations are becoming increasingly more stringent and there can be no assurances that we will not incur significant costs to comply with, or liabilities under, such laws and regulations. Some of our sites have battery and diesel fuel powered backup generators or sources, or may have potential contamination risks from historical or surrounding activities. Under certain environmental laws and regulations, we may be liable for the costs of remediating contamination, regardless of fault, and these costs could be significant.

“Net neutrality” legislation or regulation could limit our ability to operate our high‑speed data service business profitably and manage our broadband facilities efficiently.

On December 21, 2010, the FCC adopted rules imposing “net neutrality” obligations on broadband Internet access providers. The rules, which became effective on November 20, 2011, were based on the principles of (i) transparency, (ii) no blocking and (iii) no unreasonable discrimination, and are applicable to fixed and wireless broadband Internet access providers to different extents. Under the rules, fixed and wireless broadband Internet access providers were required to make their practices transparent to both consumers and providers of Internet content, services, applications and devices on both their website and at the point‑of‑sale. In addition, subject to “reasonable network management,” fixed broadband Internet access providers were prohibited from blocking lawful content, applications, services and non‑harmful devices, and from engaging in unreasonable discrimination in transmitting lawful traffic. Verizon and other parties filed for additional FCC review, and filed an appeal challenging the FCC’s authority to issue such rules, which was heard by the U.S. Court of Appeals for the D.C. Circuit. On January 14, 2014, a D.C. Circuit panel struck down the portions of the FCC’s 2010 rules that banned blocking or discriminatory treatment of websites or other online applications by retail broadband Internet access providers such as incumbent telephone companies and cable operators. At the same time, the court approved the agency’s requirement that broadband providers adequately disclose their policies regarding blocking and “network management” (that is, practices for avoiding network congestion, giving priority to some classes of traffic over others, etc.).

On February 26, 2015, the FCC announced that it reclassified broadband Internet access as a telecommunications service under Title II of the Communications Act (the “Open Internet Order”). The FCC announced that its Open Internet Order prohibits: (i) broadband providers from blocking access to legal content, applications, services, or non‑harmful devices; (ii) broadband providers from impairing or degrading lawful Internet traffic on the basis of content, applications, services, or non‑harmful devices; and (iii) broadband providers from favoring some lawful Internet traffic over other lawful traffic in exchange for consideration of any kind—in other words, no “fast lanes.” This rule also bans ISPs, such as us, from prioritizing content and services of their affiliates. The FCC further announced that its Open Internet Order will require additional disclosure and network management practices and will extend a number of the Title II regulatory requirements to broadband Internet access services, such as compliance with the privacy provisions of Section 222 of the Communications Act.

The legality of the Open Internet Order was challenged in court by a number of parties. On June 14, 2016, the D.C. Circuit upheld the Open Internet Order.

The composition of the FCC changed in January 2017. On December 14, 2017, the Commission adopted the Restoring Internet Freedom Declaratory Ruling, Report and Order (the “Internet Freedom Order”), which repealed the Open Internet Order and reclassified broadband Internet access as an information service, not subject to Title II of the Communications Act. The December 14, 2017 Internet Freedom Order is subject to a pending court challenge, the outcome of which is uncertain. In addition, some states have adopted or are considering the adoption of net neutrality principles.

It is unknown at this time how the Internet Freedom Order may affect our business.

Regulation may limit our ability to make required investments or adopt business models that are needed to continue to provide robust high‑speed data service.

The rising popularity of bandwidth‑intensive Internet‑based services increases the demand for, and usage of, our high‑speed data service. Examples of such services include the delivery of video via streaming technology and by download, peer‑to‑peer file sharing services and gaming services. We need flexibility to develop pricing and business models that will allow us to respond to changing consumer uses and demands and, if necessary, to invest more capital than currently expected to increase the bandwidth capacity of our systems. Our ability to do so could be restricted by legislative or regulatory efforts associated with “net neutrality” requirements.

Offering telephony service may subject us to additional regulatory burdens, causing us to incur additional costs.

We offer telephony services over our broadband network and continue to develop and deploy VoIP services. The FCC has ruled that competitive telephone companies that support VoIP services, such as those we offer our customers, are entitled to interconnect with incumbent providers of traditional telecommunications services, which ensure that our VoIP services can compete in the telephony market. The FCC has also declared that certain VoIP services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear. Expanding our offering of these services may require us to obtain certain additional authorizations. We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us. Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers. If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs. The FCC has already extended certain traditional telecommunications carrier requirements, such as 911 emergency calling, USF collection, Communications Assistance for Law Enforcement Act, privacy, customer proprietary network information, number porting, disability and discontinuance of service requirements to many VoIP providers such as us.

Rate regulation could materially adversely impact our operations, business, financial results or financial condition.

Under current FCC rules, rates for basic service tier (“BST”) video service and associated equipment may be regulated where there is no effective competition. Under current FCC rules, cable operators are presumed to be subject to effective competition. In all of the communities we serve, we are not subject to BST video rate regulation, either because the local franchising authority has not asked the FCC for permission to regulate rates due to the lack of effective competition or because of the presumed presence of effective competition. Except for telephony services provided by our operating companies that are ILECs (which are subject to certain rate regulations), there is currently no rate regulation for our other services, including high‑speed data and non‑ILEC telephony services. It is possible, however, that the FCC or Congress will adopt more extensive rate regulation for our video services or regulate the rates of other services, such as high‑speed data, business data (or special access) services and telephony services, which could impede our ability to raise rates, or require rate reductions, and therefore could adversely affect our operations, business, financial condition or results of operations.

We operate our network under franchises that are subject to non‑renewal or termination.

Our network generally operates pursuant to franchises, permits or licenses typically granted by a municipality or state agency with the authority to grant franchises. Additionally, other state or local governmental entities may exercise control over the use of public rights‑of‑way. Often, franchises are terminable if the franchisee fails to comply with material terms of the franchise agreement or the local franchise authority’s regulations. Although none of our existing franchise or license agreements have been terminated, and we have received no threat of such a termination, one or more local authorities may attempt to take such action. We may not prevail in any judicial or regulatory proceeding to resolve such a dispute.

Further, franchises generally have fixed terms and must be renewed periodically. Local franchising authorities may resist granting a renewal if they consider either past performance or the prospective operating proposal to be inadequate. In a number of jurisdictions, local authorities have attempted to impose rights‑of‑way fees on providers that have been challenged as violating federal law. A number of FCC and judicial decisions have addressed the issues posed by the imposition of rights‑of‑way fees on CLECs and on video distributors. To date, the state of the law is uncertain and may remain so for some time. We may become subject to future obligations to pay local rights‑of‑way fees that are excessive or discriminatory.

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

We rely on patent, copyright, trademark and trade secret laws and licenses that are proprietary to our business, as well as our key vendors, along with other agreements with our employees, customers, suppliers and other parties, to establish and maintain our intellectual property rights in technology and the products and services used in our operations. However, any of our intellectual property rights could be challenged or invalidated, or such intellectual property rights may not be sufficient to permit us to take advantage of current industry trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product or service offerings or other competitive harm. Claims of intellectual property infringement by third parties under applicable agreements, laws and regulations (including the Digital Millennium Copyright Act of 1998) could require us to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question, which could require us to change our business practices or offerings and limit our ability to compete effectively. Even claims without merit can be time‑consuming and costly to defend and may divert management’s attention and resources away from our business. Also, because of the rapid pace of technological change, we rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses from these third parties on reasonable terms, if at all.

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

Under federal law, we have the right to attach cables carrying video and other services to telephone and similar poles of privately‑owned utilities at regulated rates. However, because these cables may carry services other than video services, such as high‑speed data services or new forms of telephony services, some utility pole owners have sought to impose additional fees for pole attachment. If these rates were to increase significantly or unexpectedly, it would cause our network to be more expensive to operate. It could also place us at a competitive disadvantage with respect to video and telecommunications service providers who do not require or who are less dependent upon pole attachments, such as satellite providers and wireless telephony service providers.

On June 8, 2011, the FCC enacted revised pole attachment rules to improve the efficiency and reduce the costs of deploying telecommunications, cable and broadband networks in order to accelerate broadband deployment. The formula for calculating the telecommunications attachment rate was revised, lowering the rate and bringing it in‑line to the video rate. Many utilities seek to impose the telecommunications rate on us when they carry our services, other than video services, over their attachments. The order is being challenged before the FCC and federal courts. In November 2015, the FCC released another order taking further steps to balance the rates paid by cable operators and telecommunications carriers. Part of the order addressed some industry members’ concerns that pole attachment rates might increase sharply now that the FCC has reclassified broadband service as a telecommunications service as discussed further above. Moreover, the appropriate method for calculating pole attachment rates for cable operators that provide VoIP services remains unclear, and an August 2009 petition from a coalition of electric utility companies asking the FCC to declare that the pole attachment rate for cable companies’ digital telephone service should be assessed at the telecommunications service rate is still pending.

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

Subject to applicable pole attachment access and rate regulations, the entities that own the poles that we attach to and conduits that we access may not renew our existing agreements when they expire, and they may require us to pay substantially increased fees. Some of these pole and conduit owners have recently imposed or are currently seeking to impose substantial rate increases. Any increase in our pole attachment or conduit access rates or inability to secure continued pole attachment and access agreements on commercially reasonable terms could adversely affect our operations, business, financial condition or results of operations.

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

As a provider of high‑speed data, video and telephony services, we are subject to an array of privacy‑related laws and regulations that are constantly evolving and can be subject to significant change. In the course of providing service, we collect certain information about our subscribers and their use of our services. Our collection and use of personally identifiable information about our subscribers is subject to a variety of federal and state privacy requirements, including those imposed specifically on cable operators by Section 631 of the Communications Act. That section generally restricts the nonconsensual collection and disclosure to third parties of cable customers’ personally identifiable information by cable operators, subject to certain specified exceptions. Several states and numerous local jurisdictions have enacted privacy laws or franchise privacy provisions that apply to cable services.

Section 222 of the Communications Act also governs our use of customer proprietary network information related to our telecommunications services. In addition, FCC regulations apply to our use, disclosure, and protection of CPNI associated with our VoIP telephone service. In the Internet Freedom Order, the FCC returned jurisdiction to regulate broadband privacy and data security to the Federal Trade Commission. As we continue to provide interactive and other advanced services, additional privacy considerations may arise. Privacy continues to be a major focus of Congress, the Federal Trade Commission, the FCC, the U.S. Department of Commerce, and the states. Additional laws, regulations, or advisory guidelines could affect our ability to use and share customer information under various additional circumstances.

We are also subject to state and federal regulations and laws regarding information security. Most of these regulations and laws apply to customer information that could be used to commit identity theft. Nearly all U.S. states and the District of Columbia have enacted security breach notification laws. These laws generally require that we give notice to customers whose personal account information has been disclosed because of a security breach. Congress is considering legislation to enact additional security breach notification requirements at the federal level, which may preempt or supplement these state laws and impose additional restrictions on us. The Communications Act and FCC rules also impose breach notification and information security requirements, which may require that we give notice to customers of breaches in some circumstances where notice would not be required by state law. Our efforts to protect customer information may be unsuccessful due to the actions of third parties, technical malfunctions, employee error, employee malfeasance or other factors. If any of these events occur, our customers’ information could be used, accessed or disclosed improperly.

Claims resulting from actual or purported violations of these or other federal or state privacy laws could impact our business. For example, litigation related to our now‑discontinued use of the NebuAd online advertising service was filed in federal court. Although that litigation was dismissed, adverse rulings in privacy‑related litigation or regulatory proceedings could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Moreover, any actual or purported incidents involving unauthorized access to or improper use of the information of our customers could damage our reputation and our brand and diminish our competitive position.

A phase‑out of the compulsory copyright license for broadcast programming could adversely affect our ability to carry the programming transmitted by broadcast stations or could increase our programming costs.

In exchange for filing reports and contributing a percentage of revenue to a federal copyright royalty pool, we obtain a compulsory copyright license allowing us to retransmit copyrighted material contained in broadcast television signals. The U.S. Copyright Office, the U.S. Government Accountability Office and the FCC all issued reports to Congress in 2011 that generally supported an eventual phase‑out of the compulsory licenses. Such a change, if made, could adversely affect the ability of our cable television systems to obtain programming carried by broadcast television stations, and could increase the cost of such programming.

Regulation of the set‑top box market could materially and adversely impact our operations and impose additional costs on us.

The FCC has adopted regulations to permit consumers to connect televisions and other consumer electronics equipment through a separate security device directly to digital cable television systems to enable receipt of one‑way digital programming without requiring a set‑top box. Additional FCC regulations promote the manufacture of plug‑and‑play TV sets and other equipment that can connect directly to a cable system through these separate security devices. Cable operators must provide a credit to customers who use this plug‑and‑play equipment and allow them to self‑install independent security devices rather than having to arrange for professional installation. Additionally, the FCC has considered further action to promote a retail market for cable service navigation devices, including requirements to facilitate access to non‑cable multichannel video provider systems and Internet video distributors, which may entail further mandates in connection with the support and deployment of set‑top boxes. Although we generally require less up‑front capital when our customers buy and self‑install their own set‑top box, these proposals could impose substantial costs on us and impair our ability to innovate.

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

Our success depends on the efficient and uninterrupted operation of our communications services. Our network is attached to poles and other structures in many of our service areas, and our ability to provide service depends on the availability of electric power. A tornado, hurricane, flood, mudslide, earthquake or other natural catastrophe in one of these areas could damage our network, interrupt our service and harm our business in the affected area, as experienced in our Panama City, FL market in 2018. In addition, many of our markets are close together, and a single natural catastrophe could damage our network in more than one market.

We rely on network and information systems and other technology, and a disruption or failure of such networks, systems or technology as a result of computer viruses, “cyber‑attacks,” misappropriation of data or other malfeasance, as well as outages, accidental releases of information or similar events, may disrupt our business.

Because network and information systems and other technologies are critical to our operating activities, network or information system shutdowns caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, “cyber‑attacks,” denial of service attacks and other malicious activity pose increasing risks. Our network and information systems are also vulnerable to damage or interruption from power outages, terrorist attacks and other similar events which could have an adverse impact on us and our customers, including degradation of service, service disruption, excessive call volume to call centers and damage to our network, equipment, data and reputation. The occurrence of such an event also could result in large expenditures necessary to repair or replace such networks or information systems or to protect them from similar events in the future. Significant incidents could result in a disruption of our operations, customer dissatisfaction or a loss of customers or revenues.

Furthermore, our operating activities could be subject to risks caused by misappropriation, misuse, leakage, falsification and accidental release or loss of information maintained in our information technology systems and networks, including customer, personnel and vendor data. We could be exposed to significant costs if such risks were to materialize, and such events could damage the reputation and credibility of our business and have a negative impact on our revenue. We also could be required to expend significant capital and other resources to remedy any such security breach. As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information, information‑related risks are increasing, particularly for businesses like ours that handle a large amount of personal customer data.

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

In addition, we regularly evaluate our senior management capabilities in light of, among other things, our business strategy, and changes to our capital structure in connection with the acquisition, developments in our industry and markets and our ongoing financial performance. Accordingly, we may consider, where appropriate, supplementing, changing or otherwise enhancing our senior management team and operational and financial management capabilities in order to maximize our performance. We experienced significant executive transitions in 2017 and 2018, and our organizational structure and senior management team may undergo additional changes in the future. Changes to our senior management team could result in a material business interruption and material costs, including severance or other termination payments. Any of the foregoing could affect our ability to successfully operate the combined company, implement our strategy, and could adversely affect our operations, business, financial condition or results of operations.

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

We are subject to income and other taxes in the U.S. and our operations, plans and results are affected by tax and other initiatives. On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”) was signed into law by the President. The Tax Act contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of earnings (except for certain small businesses), limitation of the deduction for net operating losses generated subsequent to December 31, 2017 to 80% of current year taxable income, elimination of net operating loss carrybacks, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. It is also unknown if and to what extent various states will conform to the newly enacted federal tax law.

We also need to comply with new, evolving or revised tax laws and regulations. The enactment of, or increases in tariffs, or other changes in the application or interpretation of the Tax Act, or on specific products that we sell or with which our products compete, may have an adverse effect on our business or on our results of operations.

Tax legislation and administrative initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

We operate cable systems in locations throughout the United States and, as a result, we are subject to the tax laws and regulations of federal, state and local governments. From time to time, various legislative and/or administrative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. As a result of state and local budget shortfalls, certain states and localities have imposed or are considering imposing new or additional taxes or fees on our services or changing the methodologies or base on which certain fees and taxes are computed. Such potential changes include additional taxes or fees on our services which could impact our customers, and combined reporting and other changes to general business taxes, central/unit‑level assessment of property taxes and other matters, which could increase our income, franchise, sales, use and/or property tax liabilities. In addition, federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. In addition, we have significant NOL carryforwards that are available to offset future operating results, but the availability and value of the NOLs may be impacted by future changes in federal or state law.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2018, we had NOL carryforwards, for federal income tax purposes, of approximately $736.6 million, which may be available to offset federal income tax liabilities in the future. In general, under Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre‑change NOLs to offset future taxable income. Our initial public offering resulted in a change of ownership under Section 382 for federal and state income tax purposes. Section 382 provides limitations on the utilization of NOL carryforwards after an ownership change and we have analyzed the potential Section 382 impacts on our NOL carryforwards in the event of a Section 382 ownership change. We determined that our fair market value and our net unrealized built‑in gain (“NUBIG”) position resulted in a significant increase in our Section 382 limitation. Accordingly, we believe that our Section 382 limitation will not result in any significant impacts on our ability to utilize our NOL carryforwards to offset future taxable income or will have any significant impact on future operating cash flows. Future changes in our stock ownership, some of which are outside of our control, could result in an additional ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities, including for state tax purposes. The generation of NOLs subsequent to December 31, 2017 are subject to the Tax Cut and Jobs Act, which removes NOL expirations, but limits utilization against taxable income to 80%. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we continue to remain profitable.

The FCC and local franchising authorities exercise authority over cable television systems and the FCC and state PSCs exercise authority over telecommunications services.

The FCC has promulgated regulations covering many aspects of cable television operations. Failure to comply with those regulations could lead the FCC to impose on us monetary fines, cease‑and‑desist orders and/or other administrative sanctions. The cable franchises that our systems operate under, which are issued by states, cities, counties or other political subdivisions, may contain similar enforcement mechanisms in the event of any failure to comply with the terms of those franchises.

The FCC also has promulgated regulations covering the interstate aspects and the regulated telecommunications earnings of our ILEC and CLEC operations. Our local and intrastate products and services and the regulated earnings are subject to regulation by state PSCs. Failure to comply with these regulations could lead the FCC to impose on us monetary fines, cease‑and‑desist orders and/or other administrative sanctions.

These fines, cease‑and‑desist order and/or other administrative sanctions may adversely affect our operations, business, financial condition or results of operations.

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

In addition, our variable rate indebtedness can, at our option, use London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the rate, or alternatively we may pivot to an alternate base rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be predicted, but could adversely affect the cost of our variable rate indebtedness, particularly if our alternative base rate were to materially increase.

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

From time to time we may need to access the long‑term and short‑term capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including our financial performance, our credit ratings or absence of a credit rating, the liquidity of the overall capital markets and the state of the economy. There can be no assurance that we will have access to the capital markets on terms acceptable to us.

The anticipated benefits of acquisitions may not be realized fully and may take longer to realize than expected and we may experience integration and transition difficulties.

In order to obtain all of the anticipated benefits of future acquisitions, management will be required to devote significant attention and resources to integrating the businesses and assets acquired. Delays in this process could adversely affect the combined company’s business, financial results and financial condition. Even if we are able to integrate our business operations successfully, there can be no assurance that the integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we expect to realize or that these benefits will be achieved within a reasonable period of time.

There is a risk that integration difficulties may cause us not to realize expected benefits from acquisitions and may affect our results, including adversely impacting the carrying value of the acquisition premium or goodwill. The long‑term success of the acquisitions will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the two businesses.

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

We experienced net losses in the past and may continue to report net losses in the future. In general, these prior net losses have principally resulted from interest expense related to our indebtedness, acquisitions and depreciation and amortization expenses associated with capital expenditures related to expanding and upgrading of our cable systems, as well as impairment charges to certain intangible assets. If we continue to report net losses in the future, these losses may limit our ability to attract needed financing, and to do so on favorable terms, as such losses may prevent some investors from investing in our securities.

The accounting treatment of goodwill and other identified intangibles could result in future asset impairments, which would be recorded as operating losses.

Authoritative guidance issued by the Financial Accounting Standards Board requires that goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and other intangible assets deemed to have indefinite useful lives, such as cable franchise operating rights be tested annually for impairment or upon the occurrence of a triggering event. If the carrying value of goodwill or a certain intangible asset exceeds its estimated fair value, an impairment charge is recognized in an amount equal to that excess. During the year ended December 31, 2018, we recorded a non‑cash impairment charge to earnings on intangibles and goodwill of $216.3 million. If our goodwill or other intangible assets are determined to be further impaired in the future, we may be required to record a non‑cash charge to earnings during the period in which the impairment is determined, which would reduce our stockholders’ equity.

Our stock price may be volatile or may decline regardless of our operating performance.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control. In addition to the other risk factors described herein, these factors include:

•	actual or anticipated fluctuations in our revenue and other operating results;
•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnership, joint venture or capital commitments;
•	changes in operating performance and stock market valuations of other companies in our industry;
•	the addition or loss of significant customers;
•	fluctuations in trading volumes of our common stock or size of public float;
•	price and volume fluctuations in overall stock market, including as a result of trends in the economy as a whole; and
•	lawsuits threatened or filed against us.

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

Avista and Crestview own, in the aggregate, approximately 68% of our outstanding shares of common stock. They may have interests that are different from or adverse to our other stockholders. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests or which adversely impact the value of our common stock. These stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions and, through our Board of Directors, the ability to control decision‑making with respect to our business direction and policies. This control could have the effect of delaying or preventing a change of control in us or changes in management and could also make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. We have a total of approximately 82.7 million shares of common stock outstanding as of December 31, 2018. Of these shares, all common stock sold in our initial public offering, except for any shares held by our affiliates, are eligible for sale in the public.

All of our shares of common stock currently outstanding may be sold in the public market by existing stockholders subject to applicable volume and other limitations imposed under federal securities laws. Further, holders of approximately 68% of our outstanding common stock have demand and/or piggyback registration rights to require us to register our common stock with the SEC. If we register these shares, the stockholders would be able to sell those shares freely in the public market. In addition, we filed a registration statement registering under the Securities Act the common stock reserved for issuance in respect of incentive awards to our directors, officers and employees. If any of these holders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise capital in the future.

Stockholders may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.

We have approximately 609 million shares of common stock authorized but unissued under our amended and restated certificate of incorporation. We will be authorized to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for consideration and on terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our equity incentive plans, would dilute the percentage ownership held by investors.

In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then‑outstanding shares of common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution.

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

We incur significant costs as a result of being a publicly‑traded company.

As a public company, we are now subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the Sarbanes‑Oxley Act of 2002 (the “Sarbanes‑Oxley Act”), the Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations of the NYSE. Being subject to these rules and regulations results in legal, accounting and financial compliance costs, makes some activities more difficult, time‑consuming and costly and can also place significant strain on our personnel, systems and resources.

We have identified a material weakness in our internal control over financial reporting which, if not remediated, could adversely affect our business, reputation and stock price.

On May 1, 2006, an agreement and plan of merger (the “2006 Merger Transaction”) was consummated whereby proceeds from new equity and debt financing were utilized by Racecar Acquisition, LLC (the “Buyer”) to indirectly acquire 100% of the outstanding ownership interests of WideOpenWest, Inc. and the other existing members at that time (collectively, the “Members”) of WideOpenWest Finance, LLC (“WOW Finance”) from the Company’s previous ultimate Parent company, WideOpenWest Holdings, LLC (the “Seller”). As part of preparing our 2018 consolidated financial statements, we identified past errors in the accounting for deferred income tax liabilities and goodwill that resulted from the 2006 Merger Transaction. Specifically, we have determined that a distribution, which occurred as part of the 2006 Merger Transaction, was not properly reflected as a reduction to the Members’ outside tax basis in WOW Finance resulting in an understatement of deferred income tax liabilities and goodwill at the time of the 2006 Merger Transaction.

Following the 2006 Merger Transaction, WOW Finance continued as a partnership for tax purposes until 2016, at which point the Restructuring occurred creating a change in tax status for WOW Finance. Upon the change in tax status, the Members were deemed to have exchanged the deferred tax liability associated with their investment in WOW Finance for separate deferred tax positions in the underlying assets and liabilities of WOW Finance. As a result of the above, the Company determined that the deferred tax liabilities and deferred tax expense associated with its remeasurement of its interest in WOW Finance at the time of the 2016 Restructuring was incorrectly calculated as it was based upon the incorrect outside tax basis calculation made at the time of the 2006 Merger Transaction.

As part of our review and assessment of the deferred income tax matter described above, we identified a past error in the allocation of corporate goodwill to individual reporting units at the time of 2006 Merger Transaction. Specifically, goodwill was allocated in a manner consistent with the partnership agreement for the allocation of profits and losses to the Members, but not recorded and tested at the reporting unit level. Historically, the Company has had an excess of estimated fair value over carrying value of goodwill in certain of its reporting units that were ultimately impacted by the first quarter 2018 non-cash impairment charge and as such, a quantitative impairment analysis was not required. Accordingly, this error was not discovered until further investigation of the deferred tax matter discussed above.  Refer to Part II – Item 8 Financial Statements and Supplementary Data, Note 1, “Ownership and Basis of Presentation” for further discussion.

The cumulative impacts of the above described historical errors on our consolidated balance sheet as of December 31, 2018, prior to giving effect to the restatements, are understatements of goodwill of approximately $138.0 million, deferred tax liabilities of approximately $41.0 million and stockholders’ equity of approximately $97.0 million.

As a result of these errors, management identified a material weakness in internal control over financial reporting as of December 31, 2018, related to designing and maintaining effective internal controls over the completeness and accuracy of accounting for, and disclosure of, the income tax effects and goodwill allocation associated with complex tax transactions involving partnership interests. This material weakness resulted in the inability to identify and correct the impact of material errors resulting from our 2006 Merger Transaction that were corrected through the restatement of the consolidated and combined consolidated financial statements as of and for the years ended December 31, 2017 and December 31, 2016, as described in Part II – Item 8 Financial Statements and Supplementary Data, Note 1, “Ownership and Basis of Presentation” to the consolidated financial statements and the correction of the unaudited quarterly financial information for fiscal years 2018 and 2017.

Additionally, this material weakness could result in misstatements to the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. As a result of the material weakness in internal control over financial reporting, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018, based on the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in “Internal Control – An Integrated Framework (2013)”. We cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future related to income tax, goodwill or other controls. If the steps we take do not correct the material weakness in a timely manner, we may be unable to conclude in the future that we maintain effective internal control over financial reporting. The occurrence of or failure to remediate this or future material weaknesses may adversely affect our reputation and business and the market price of our common stock.

Item 1B.  Unresolved Staff Comments

Not Applicable.

Item 2.  Properties

We lease our executive corporate offices in Englewood, Colorado. All of our other real or personal property is owned or leased by our subsidiaries.

Our subsidiaries own or lease the fixed assets necessary for the operation of their respective businesses, including office space, headend facilities, cable television and telecommunications distribution equipment, telecommunications switches and customer premise equipment and other property necessary for our subsidiaries’ operations. The physical components of our broadband networks require maintenance and periodic upgrades to support the new services and products we introduce. Our management believes that our current facilities are suitable and adequate for our business operations for the foreseeable future.

Item 3.  Legal Proceedings

In June and July of 2018, putative class action complaints were filed in the Supreme Court of the State of New York and Colorado State Court against WideOpenWest, Inc. and certain of the Company’s current and former officers and directors, as well as Crestview Advisors, L.L.C., Avista Capital Partners, and each of the underwriter banks involved with the Company’s IPO. The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the IPO.  The plaintiffs seek to represent a class of stockholders who purchased stock pursuant to or traceable to the IPO. The complaint seeks unspecified monetary damages and other relief. The Company believes the complaint and allegations to be without merit and intends to vigorously defend itself against these actions. The Colorado actions have been stayed while the New York cases have been consolidated with the court staying discovery until after a determination has been made with respect to the Company’s Motion to Dismiss. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on our financial position, results of operations or cash flows.

On March 7, 2018, Sprint Communications Company L.P (“Sprint”) filed complaints in the U.S. District Court for the District of Delaware alleging that the Company (and other industry participants) infringed on patents purportedly relating to Sprint’s VoIP services. The lawsuit is part of a pattern of litigation that was initiated as far back as 2007 by Sprint against numerous broadband and telecommunications providers. The Company has multiple legal and contractual defenses and will vigorously defend against the claims. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on our financial position, results of operations or cash flows.

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

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we accrue an expense for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Legal defense costs are expensed as incurred. None of the Company’s existing accruals for pending matters is material. We are constantly monitoring pending litigation for the purpose of adjusting accruals and revising disclosures accordingly, in accordance with GAAP, when required. Litigation is, however, subject to uncertainty, and the outcome of any particular matter is not predictable. The Company will vigorously defend its interest for pending litigation, and as of this date, we believe that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which we are entitled, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows.

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the New York Stock Exchange (“NYSE”) under the symbol “WOW” since May 25, 2017. Prior to that date, there was no public trading for our common stock. Our IPO was priced at $17.00 per share on May 25, 2017.

Holders of our Common Stock

As of December 31, 2018, there were 57 holders of record of WOW’s common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees. The transfer agent and registrar for our common stock is American Stock Transfer and Trust.

Dividend Policy

No dividends have been declared or paid on our shares of common stock. We currently intend to retain all available funds and any future earnings for use in operations of our business, and therefore we do not anticipate paying any cash dividend in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5(d) is incorporated by reference in our proxy statement to be filed with respect to the 2019 annual meeting of stockholders (the “Proxy Statement”). For information regarding securities issued under our equity compensation plans, see Note 14 to our accompanying consolidated financial statements contained in “Part II. Financial Statements and Supplementary Data”.

Performance Graph

The graph below shows the cumulative total return on WOW’s common stock for the period of May 26, 2017 through December 31, 2018, in comparison to the cumulative total return on Standard & Poor’s 500 Index and a peer group consisting of the national cable operators that are most comparable to us in terms of size and nature of operations. The Company’s 2018 peer group consists of Comcast, Charter, Cable One, Inc. and Altice USA, Inc. The results shown assume that $100 was invested on May 26, 2017. These indices are included for comparative purposes only and do not reflect whether it is management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, nor are they intended to forecast or be indicative of future performance of WOW’s common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN

WideOpenWest, Inc.
S&P 500 - Total Return
Peer Group
$140
$120
$100
$80
$60
$40
$20
$0
5/26/2017
5/31/2017
6/30/2017
7/31/2017
8/31/2017
9/30/2017
10/31/2017
11/30/2017
12/31/2017
1/31/2018
2/28/2018
3/31/2018
4/30/2018
5/31/2018
6/30/2018
7/31/2018
8/31/2018
9/30/2018
10/31/2018
11/30/2018
12/31/2018

ASSUMES $100 INVESTED ON MAY 26, 2017
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2018

Recent Sales of Unregistered Securities

During 2018, there were no unregistered sales of securities of the registrant.

Purchases of Equity Securities by Issuer

The following table presents WOW’s purchases of equity securities completed during the fourth quarter of 2018 (dollars in millions, except per share data).

				Approximate Dollar Value of
	Total		Total Number of Shares	Shares that May Yet be
	Number of Shares	Average Price	Purchased as Part of Publicly	Purchased Under the Plans
Period	Purchased (1)	Paid per Share	Announced Plans or Programs	or Programs
October 1 - 31, 2018	826	$9.74	—	$—
November 1 - 30, 2018	189	$9.34	—	$—
December 1 - 31, 2018	12,458	$7.98	—	$—

(1)	Represents shares withheld from employees for the payment of taxes upon the vesting of restricted stock awards.

Item 6.  Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA OF WOW

The following table sets forth selected historical consolidated financial data for WideOpenWest, Inc. and its subsidiaries (“WOW”) for the periods presented. The balance sheet data as of December 31, 2018 and 2017, and the statement of operations data for the years ended December 31, 2018, 2017 and 2016 set forth below are derived from the audited consolidated and combined consolidated financial statements of WOW included elsewhere in this Annual Report on Form 10‑K. The balance sheet data as of December 31, 2016, 2015 and 2014 and the statement of operations data for the years ended December 31, 2015 and 2014 are derived from the audited combined consolidated financial statements of WOW not included in this Annual Report. The financial statement information for the years ended December 31, 2017 and 2016 has been restated due to the correction of past errors related to deferred income liabilities and goodwill. Refer to further discussion at Part II – Item 8 Financial Statements and Supplementary Data, Note 1, “Ownership and Basis of Presentation”. The financial statement information for the years ended December 2015 and 2014 has been revised to correct these errors.

The selected financial data below should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated and combined consolidated financial statements included elsewhere in this Annual Report. WOW’s historical operating results are not necessarily indicative of future operating results.

	Year Ended December 31,
		2017	2016(2)	2015	2014(3)(4)
	2018	As Restated	As Restated	As Revised	As Revised
Statement of Operations Data:
Revenue	$1,153.8	$1,188.1	$1,237.0	$1,217.1	$1,264.3
Costs and expenses:
Operating (excluding depreciation and amortization)	619.0	626.5	668.3	678.6	737.0
Selling, general and administrative	154.1	138.5	116.4	110.6	135.8
Depreciation and amortization	186.9	198.1	207.0	221.1	251.3
Impairment loss on intangibles and goodwill	216.3	147.4	—	—	—
Gain on sale of assets, net	(0.9)	(94.1)	—	—	—
Management fee to related party	—	1.0	1.7	1.9	1.7
	1,175.4	1,017.4	993.4	1,012.2	1,125.8
Income (loss) from operations	(21.6)	170.7	243.6	204.9	138.5
Other income (expense):
Interest expense	(132.5)	(151.6)	(211.1)	(226.0)	(237.0)
Realized and unrealized gain on derivative instruments	—	—	2.3	5.6	4.1
Gain on sale of system dispositions	—	38.4	—	—	52.9
Loss on early extinguishment of debt	—	(32.1)	(38.0)	(22.9)	—
Other income (expense), net	1.7	1.6	2.2	(0.4)	3.4
Income (loss) before provision for income tax	(152.4)	27.0	(1.0)	(38.8)	(38.1)
Income tax benefit (expense)(1)(5)	61.8	157.2	(32.6)	(9.9)	10.8
Net income (loss)	$(90.6)	$184.2	$(33.6)	$(48.7)	$(27.3)
Basic earnings (loss) per common share	$(1.11)	$2.34	$(0.51)	$(0.76)	$(0.43)
Dilutive earnings (loss) per common share	$(1.11)	$2.34	$(0.51)	$(0.76)	$(0.43)
Balance Sheet Data:
Total assets	$2,419.6	$2,539.4	$2,868.6	$2,782.5	$2,972.5
Total debt, including capital lease obligations	$2,295.5	$2,251.2	$2,871.2	$2,882.2	$3,019.3
Total liabilities	$2,709.9	$2,681.2	$3,548.7	$3,550.7	$3,690.9
Other Financial Data:
Capital expenditures	$314.1	$301.3	$287.5	$231.9	$251.9

(1)

On April 1, 2016, WOW Finance consummated a restructuring where it became wholly owned by WideOpenWest Kite, Inc. The restructuring is treated as a change in tax status since a single member LLC is required to record current and deferred income taxes on a separate return basis reflecting the results of its operations. The change in tax status related to the restructuring resulted in a net deferred tax expense of $27.5 million during the fiscal year ended December 31, 2016.

(2)

Includes balance sheet data, financial results and operations data relating to NuLink for the period subsequent to our acquisition of substantially all of the operating assets of NuLink on September 9, 2016.

(3)

Includes balance sheet data, financial results and operations data relating to Anne Arundel Broadband (“AAB”), or our Baltimore, MD system, for the periods subsequent to our increased investment in AAB on April 30, 2014.

(4)	Excludes balance sheet data, financial results and operations data relating to our South Dakota systems for the periods subsequent to our divestiture of such assets on September 30, 2014.
(5)

The 2017 income tax benefit is primarily attributed to the passing of the Tax Cut and Jobs Act, which was signed by the President on December 22, 2017. The Tax Cut and Jobs Act made significant changes to the tax laws applicable to the Company, including a reduction in the corporate tax rate to 21%. Re‑measuring the ending balance of the Company’s deferred tax assets and deferred tax liabilities as of December 31, 2017 resulted in a $124.1 million deferred tax benefit.

Comparability of the above information from year to year is affected by acquisitions and dispositions completed by us. See Part II – Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion regarding acquisitions and dispositions.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided to assist in understanding our Company, operations and current business environment and should be considered a supplement to, and read in conjunction with, the accompanying consolidated and combined consolidated financial statements and notes included within Part II – Item 8 Financial Statements and Supplementary Data, as well as the discussion of our business and related risk factors in Part I – Item 1 Business and Part I – Item 1A Risk Factors, respectively. We have restated our financial statements for 2017 and 2016 due to the correction of past errors in the accounting for deferred tax liabilities and goodwill that resulted from the 2006 Merger Transaction. Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below reflect the effects of the restatements. Refer to further discussion at Part II – Item 8 Financial Statements and Supplementary Data, Note 1, “Ownership and Basis of Presentation”.

Overview

We provide high‑speed data (“HSD”), cable television (“Video”), digital telephony (“Telephony”), and business‑class services to a service area that includes approximately 3.2 million homes and businesses. Our services are delivered across nineteen markets via our advanced HFC cable network. Our footprint includes the states of Alabama, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, Ohio, South Carolina and Tennessee. Led by our robust HSD offering, our products are available either as a bundle or as an individual service to residential and business services customers. As of December 31, 2018, 808 thousand customers subscribed to our services.

Since commencing operations in 2001, our focus has been to offer a competitive alternative cable service and establish a brand with a strong market position. We have scaled our business through (i) organic subscriber growth and increased penetration within our existing markets and footprint, (ii) edge‑outs to grow our footprint, (iii) upgrades to introduce enhanced broadband services to networks we have acquired, (iv) entry into business services, with a broad range of HSD, Video and Telephony products, and (v) acquisitions and integration of cable systems.

We operate primarily in economically stable suburbs that are adjacent to large metropolitan areas as well as secondary and tertiary markets, which we believe have favorable competitive and demographic profiles and include businesses operating across a range of industries. We benefit from the ability to augment our footprint by pursuing value‑accretive network extensions, or edge‑outs, to increase our addressable market and grow our customer base. We have historically made selective capital investments in edge‑outs to facilitate growth in residential and business services.

We are focused on efficient capital spending and maximizing adjusted earnings before income taxes, depreciation and amortization (“Adjusted EBITDA”) through an Internet‑centric growth strategy while maintaining a profitable video subscriber base. Based on our per subscriber economics, we believe that HSD represents the greatest opportunity to enhance profitability across our residential and business markets. We believe that our advanced network is designed to meet our current and future customers’ HSD needs. We offer HSD speeds up to 1 GIG (1000 Mbps) in approximately 95% of our footprint.

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

In the following context, the terms “we”, “us”, “WOW” or “the Company” may refer, as the context requires, to WOW or, collectively, WOW and its subsidiaries. See further discussion in “Part I. Item 1. Business”.

Hurricane Michael

On October 10, 2018, Hurricane Michael made landfall in the Florida Panhandle, resulting in significant damage to our network infrastructure and widespread power outages and service disruptions for the majority of our customers in this service area. As a result, we issued service outage credits to impacted customers totaling $5.4 million as of December 31, 2018. In addition, we incurred $0.7 million of additional expenses primarily related to repair and maintenance costs associated with the restoration of the network and customer service, net of programming and other savings and insurance proceeds.

For several weeks after the storm, a portion of our workforce was dedicated to restoring services to our customers as quickly as possible. In less than 90 days, we restored approximately 430 miles of network infrastructure and as of January 4, 2019, completed our restoration of the Panama City, FL network. As of December 31, 2018, we incurred capital expenditures related to restoration of the network of approximately $26.4 million.

Sale of Chicago Fiber Network

On December 14, 2017, the Company sold a portion of its fiber network in the Chicago market to a subsidiary of Verizon for $225.0 million in cash. In addition, the Company and a subsidiary of Verizon entered into a construction service agreement pursuant to which we agreed to complete the build‑out of the network in exchange for $50.0 million (which approximates our remaining estimate to complete the network build‑out), recognized over time as the remaining network elements are completed and accepted. The final build‑out of the network is expected to be completed during the first half of 2019.

Stock Repurchase Program

On December 14, 2017, our Board of Directors authorized us to repurchase up to $50.0 million of our outstanding common stock. As of March 26, 2018, we completed the stock repurchase program with total common stock shares repurchased of 5.1 million for $50.0 million.

On May 10, 2018, our Board of Directors authorized us to repurchase up to $25.0 million of our outstanding common stock. As of August 8, 2018, we completed the stock repurchase program with total common stock shares repurchased of 2.5 million for $25.0 million.

Interest Rate Swap

On May 9, 2018, we entered into interest rate swap agreements for a notional amount covering approximately 60% of the outstanding principal balance of our floating rate debt to mitigate the risk of rising interest rates.

Redemption of 10.25% Senior Notes

On March 20, 2017, we utilized cash on hand to redeem $95.1 million in aggregate principal amount outstanding of our previously issued 10.25% Senior Notes (the “Senior Notes”). In addition to the partial redemption, we paid accrued interest on the Senior Notes of $1.7 million and a call premium of $4.9 million. We recorded a loss on early extinguishment of debt of $5.0 million, primarily representing the cash call premium paid.

On July 17, 2017, we used the proceeds of the new Term B loans, borrowed $180.0 million under our revolving credit facility, proceeds from the IPO, and cash on hand to fully redeem all of the Company’s remaining outstanding Senior Notes and to pay certain fees and expenses. In connection with the redemption of the Senior Notes, we satisfied and discharged the indenture governing the Senior Notes. We paid $729.9 million in principal amount, incurred prepayment fees of $18.7 million and paid accrued interest of $37.6 million. We recorded a loss on early extinguishment of debt of $19.8 million related to the write‑off of deferred issuance costs, premium, and prepayment fees.

Redemption of 13.38% Senior Subordinated Notes

During the year ended December 31, 2016, we made two payments to partially redeem our previously issued 13.38% Senior Subordinated Notes. The final redemption payment was made on December 18, 2016.

Refinancing of the Term B Loans and Revolving Credit Facility

On July 17, 2017, we entered into an eighth amendment (“Eighth Amendment”) to our Credit Agreement, with JPMorgan Chase Bank, N.A., as the administrative agent and revolver agent. Under the Eighth Amendment, (i) we borrowed new Term B loans in an aggregate principal amount of $230.5 million, for a total outstanding Term B loan principal amount of $2.28 billion and (ii) the revolving credit commitments were increased by an aggregate principal amount of $100.0 million, for a total outstanding revolving credit commitment of $300.0 million available to us under the revolving credit facility. The new Term B loans will mature on August 19, 2023 and bear interest, at our option, at a rate equal to ABR plus 2.25% or LIBOR plus 3.25%. Loans under the revolving credit facility will mature on May 31, 2022 and bear interest, at our option, at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%. The guarantees, collateral and covenants in the Eighth Amendment remain unchanged from those contained in the credit agreement prior to the Eighth Amendment. As a result of the refinancing, we recorded a $6.3 million loss on early extinguishment of debt related to the write-off of unamortized debt issuance costs and third party costs.

On May 31, 2017, we entered into a seventh amendment (“Seventh Amendment”) to our Credit Agreement. The Seventh Amendment (i) refinanced the then existing $200.0 million of borrowings available to us under the revolving credit facility and (ii) extended the maturity date of the revolving credit facility to May 31, 2022, unless an earlier date was triggered under certain circumstances. The interest rate margins applicable to the revolving credit facility bore interest at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%. Additionally, we entered into an Incremental Commitment Letter to our revolving credit facility that increased the available borrowings to $300.0 million that became available upon compliance with certain conditions (see discussion of the redemption of Senior Notes above, whereby such conditionality was subsequently achieved as a result of the Eighth Amendment). The guarantees, collateral and covenants in the Seventh Amendment remained unchanged from those contained in the credit agreement prior to the Seventh Amendment. As a result of the refinancing, we recorded a $1.0 million loss on early extinguishment of debt, primarily related to the write-off of unamortized deferred issuance costs and third party costs.

Sale of Lawrence, Kansas Systems

On January 12, 2017, we and Midcontinent Communications (“MidCo”) entered into an agreement under which MidCo acquired our Lawrence, Kansas systems, for net proceeds of approximately $213.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the agreement. We and MidCo also entered into a Transition Services Agreement pursuant to which we provided certain services to MidCo on a transitional basis. Charges for the transition services allowed us to fully recover all allowed costs and allocated expenses incurred in connection with providing such services, generally without profit. The results of our Lawrence, Kansas system are included for the year ended December 31, 2016, and the first 12 days for the year ended December 31, 2017.

NuLink Acquisition

On September 9, 2016, we finalized our acquisition of HC Cable Opco, LLC d/b/a NuLink in Newnan, Georgia for $54.3 million, all of which we paid in cash. The acquisition extended our HSD, Video and Telephony service and award-winning customer support experience to more than 34 thousand additional homes and businesses. The results of our NuLink acquisition are included in our consolidated financial statements for the period September 9, 2016 through December 31, 2018.

Avista and Crestview Investment

On December 18, 2015, Crestview Advisors, LLC (“Crestview”) and our former Parent consummated a transaction whereby Crestview Partners III GP, L.P. became the beneficial owner of approximately 35% of the membership units of our former Parent. Under terms of the agreement, Crestview’s funds purchased units held by Avista Capital Partners (“Avista”) and other unit holders, and made a $125.0 million primary investment in newly‑issued units.

On April 29, 2016, funds managed by Avista and Crestview made an additional $40.0 million investment in newly‑issued membership units in our former Parent.

As of December 31, 2017, all the proceeds from the funds’ investments of Avista and Crestview in the amount of $143.3 million, net of transaction costs, had been contributed to the Company.

As of December 31, 2018, Crestview and Avista hold approximately 68% of the Company’s outstanding shares of common stock.

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

Valuation of Plant, Property and Equipment and Intangible Assets

Carrying Value.  The aggregate carrying value of our plant, property and equipment and intangible assets (including franchise operating rights and goodwill) comprised approximately 94% and 93% of our total assets at December 31, 2018 and December 31, 2017, respectively.

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

Intangible assets consist primarily of acquired franchise operating rights, franchise‑related customer relationships and goodwill. Franchise operating rights represent the value attributable to agreements with local franchising authorities, which allows access to homes in the public right of way. Our franchise operating rights were acquired through business combinations. We do not amortize cable franchise operating rights as we have determined that they have an indefinite life. Costs incurred in negotiating and renewing cable franchise agreements are expensed as incurred. Franchise‑related customer relationships represent the value of the benefit to us of acquiring the existing cable subscriber base and are amortized over the estimated life of the subscriber base, generally four years, on a straight‑line basis. Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets we acquired in business combinations.

We conduct our cable operations under the authority of state cable television franchises, except in Alabama and parts of Michigan where we continue to operate under local franchises. Our franchises generally have service terms that last from five to 15 years, but we operate in some states that have perpetual terms. All of our term‑limited franchise agreements are subject to renewal. The renewal process for our state franchises is specified by state law and tends to be a simple process, requiring the filing of a renewal application with information no more burdensome than that contained in our original application. Although renewal is not assured, there are provisions in the law that protect the Company from arbitrary or unreasonable denial. This is especially true for competitive cable providers like us. In most areas in which we operate, we are a “competitive” operator, meaning that we compete directly in the service area with at least one other franchised cable operator. The Cable Television Consumer Protection and Competition Act of 1992 (“1992 Cable Act”) says that “a franchising authority may not...unreasonably refuse to award an additional competitive franchise.” The 1992 Cable Act also provides a formal renewal process that protects cable operators against arbitrary or unreasonable refusals to renew a franchise. In those few areas where we operate under local franchises, we can use this formal renewal process if needed.

In our experience, state and local franchising authorities encourage our entry into the market, as our competitive presence often leads to overall better service, more service options and lower prices. In our and our expert advisors’ experience, it has not been the practice for a franchising authority to deny a cable franchise renewal. We have never had a renewal denied.

Asset Impairments.  Long‑lived assets, including plant, property and equipment and intangible assets subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

Franchise Operating Rights. The net carrying value of franchise operating rights as of December 31, 2018 and 2017 was $809.2 million and $952.4 million, respectively. See Note 7 to the accompanying consolidated and combined consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for further discussion of how we value and evaluate franchise operating rights for impairment.

The estimates and assumptions made in our analysis are inherently subject to significant uncertainties, many of which are beyond our control, and there is no assurance that these results can be achieved. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would significantly affect the measurement value include the assumptions regarding revenue growth, programming expense growth rates, the amount and timing of capital expenditures and the discount rate utilized.

We evaluate the recoverability of our franchise operating rights at least annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. During the first quarter of 2018, we identified a triggering event that indicated our assets might be impaired. As a result of the interim impairment test, we recognized non-cash impairment charges of $143.2 million.

For the annual assessment, we performed a qualitative and quantitative assessment which resulted in the fair value exceeding the carrying value for each of our reporting units. As such, no further impairment charges were recognized.

Goodwill. The net carrying value of goodwill as of December 31, 2018 and 2017 was $408.8 million and $481.9 million, respectively. See Note 7 to the accompanying consolidated and combined consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for further discussion of how we value and evaluate goodwill for impairment.

Similar to franchise operating rights, we evaluate the recoverability of our goodwill annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. During the first quarter of 2018, we identified a triggering event that indicated our assets might be impaired. As a result of the interim impairment test, we recognized non-cash impairment charges of $73.1 million.

For the annual assessment, we performed a qualitative and quantitative assessment which resulted in the fair value exceeding the carrying value of our goodwill. As such, no further impairment charges were recognized.

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

We record our interest rate swaps at fair value on the balance sheet and perform recurring fair value measurements with respect to these derivative financial instruments. The fair value measurements of our interest rate swaps are determined using cash flow valuation models. The inputs to the cash flow models consist of, or are derived from, observable data for substantially the full term of the swaps. This observable data includes interest and swap rates, yield curves and credit ratings, which are retrieved from available market data. The valuations are then adjusted for our own nonperformance risk as well as the counterparty as required by the provisions of the authoritative guidance. See Note 11 to the accompanying consolidated and combined consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for further discussion of our derivative instruments and hedging activities.

We also have non‑recurring valuations primarily associated with (i) the application of acquisition accounting and (ii) impairment assessments, both of which require that we make fair value determinations as of the applicable valuation date. In making these determinations, we are required to make estimates and assumptions that affect the recorded amounts, including, but not limited to, expected future cash flows, market comparables and discount rates, remaining useful lives of long‑lived assets, replacement or reproduction costs of property and equipment and the amounts to be recovered in future periods from acquired NOL’s and other deferred tax assets. To assist us in making these fair value determinations, we may engage third‑ party valuation specialists. Our estimates in this area impact, among other items, the amount of depreciation and amortization, and any impairment charges that we may report. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. A significant portion of our long‑lived assets were initially recorded through the application of acquisition accounting and all of our long‑lived assets are subject to periodic or event‑driven impairment assessments.

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

Programming Agreements

We exercise significant judgment in estimating programming expense associated with certain video programming contracts. Our policy is to record video programming costs based on our contractual agreements with our programming vendors, which are generally multi‑year agreements that provide for us to make payments to the programming vendors at agreed upon market rates based on the number of customers to which we provide the programming service. If a programming contract expires prior to the parties’ entry into a new agreement and we continue to distribute the service, we estimate the programming costs during the period there is no contract in place. In doing so, we consider the previous contractual rates, inflation and the status of the negotiations in determining our estimates. When the programming contract terms are finalized, an adjustment to programming expense is recorded, if necessary, to reflect the terms of the new contract. We also make estimates in the recognition of programming expense related to other items, such as the accounting for free periods, timing of rate increases and credits from service interruptions, as well as the allocation of consideration exchanged between the parties in multiple‑element transactions.

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

Post‑Restructuring Valuation Allowance Calculation

As a result of the Restructuring, the Company files a single federal consolidated income tax return that reflects WideOpenWest, Inc. as the consolidated group parent. The Company’s deferred taxes include income tax attributes of the legacy Members which merged into the Company as part of the Restructuring. These deferred taxes also include the recalculated tax basis differences of the assets and liabilities of WOW Finance that occurred as a result of the change in tax status of WOW Finance.

The Company’s consolidated financial statements include a reported net deferred tax liability, excluding valuation allowance, of $176.7 and $194.8 million as of December 31, 2018 and 2017, respectively. Included in this deferred tax liability are indefinite‑lived credit items totaling $184.3 million and $247.1 million, respectively. The portion of the deferred tax liability related to indefinite‑lived intangibles cannot be assured and thus will not be available as a source of taxable income to utilize the deferred tax assets. The Company recorded a deferred tax valuation allowance of $24.8 million and $60.5 million as of December 31, 2018 and 2017, respectively.

Homes Passed and Customers

We report homes passed as the number of serviceable addresses, such as single residence homes, apartments and condominium units, and businesses passed by our broadband network and listed in our database. We report total subscribers as the number of subscribers that receive at least one of our HSD, Video or Telephony services, without regard to which or how many services they subscribe. We define each of the individual HSD subscribers, Video subscribers and Telephony subscribers as a revenue generating unit (“RGU”). The following table summarizes homes passed, total subscribers and total RGUs for our services as of each respective date and does not make adjustment for any of the Company’s acquisitions or divestitures:

							Increase/
							(decrease)
							Dec 31, 2018
	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31	vs.
	2017	2017(1)	2018	2018	2018	2018	Dec 31, 2017
Homes passed	3,097,500	3,109,200	3,129,300	3,149,200	3,160,400	3,176,500	67,300
Total subscribers	776,400	777,300	798,500	800,100	805,300	807,900	30,600
HSD RGUs	730,000	732,700	743,900	747,800	755,100	759,600	26,900
Video RGUs	442,500	432,600	429,000	419,900	412,800	406,100	(26,500)
Telephony RGUs	226,200	219,900	218,300	214,000	209,300	204,400	(15,500)
Total RGUs	1,398,700	1,385,200	1,391,200	1,381,700	1,377,200	1,370,100	(15,100)

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

The following table displays the homes passed and subscribers related to the Company’s edge-out activities:

	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31
	2017	2017	2018	2018	2018	2018
Homes passed	96,200	104,800	107,400	116,600	122,200	138,100
Total subscribers	22,700	26,400	28,600	30,900	33,700	35,500
HSD RGUs	22,600	26,200	28,300	30,600	33,400	35,300
Video RGUs	12,500	14,400	15,200	16,100	17,200	17,600
Telephony RGUs	4,500	5,200	5,600	6,000	6,400	6,400
Total RGUs	39,600	45,800	49,100	52,700	57,000	59,300

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

Financial Statement Presentation

Revenue

Our operating revenue is primarily derived from monthly recurring charges for HSD, Video, Telephony and other business services to residential and business customers, in addition to other revenues.

•	HSD revenue consists primarily of fixed monthly fees for data service and rental of modems.
•

Video revenue consists primarily of fixed monthly fees for basic, premium and digital cable television services and rental of video converter equipment, as well as charges from optional services, such as pay‑per‑view, video‑on‑demand and other events available to the customer. The Company is required to pay certain cable franchising authorities an amount based on the percentage of gross revenue derived from video services. The Company generally passes these fees on to the customer, which is included in video revenue.

•	Telephony revenue consists primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long‑distance service.
•

Other business service revenue consists primarily of monthly recurring charges for session initiated protocol, web hosting, metro Ethernet, wireless backhaul, broadband carrier and cloud infrastructure services provided to business customers.

•	Other revenue consists primarily of revenue from line assurance warranty services provided to residential and business customers and revenue from advertising placement.

Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our cable systems were 92%, 88% and 87% for the years ended December 31, 2018, 2017 and 2016, respectively. Historically, these customer subscriptions may be discontinued by the customer at any time without penalty. Beginning in March 2016, we began offering one and two year contracts that contain early termination fees upon cancellation prior to the contract terms. The remaining approximately 10% of non‑subscription revenue is derived primarily from other business services, line assurance warranty services and advertising placement.

Costs and Expenses

Our expenses primarily consist of operating, selling, general and administrative expenses, depreciation and amortization expense, and interest expense.

Operating expenses primarily include programming costs, data costs, transport costs and network access fees related to our HSD, Video and Telephony services, costs of dark fiber sales, network operations and maintenance services, customer service and call center expenses, bad debt, billing and collection expenses and franchise and other regulatory fees.

Selling, general and administrative expenses primarily include salaries and benefits of corporate and field management, sales and marketing personnel, human resources and related administrative costs.

Depreciation and amortization expenses include depreciation of our broadband networks and equipment, buildings and leasehold improvements and amortization of other intangible assets with definite lives primarily related to acquisitions. Depreciation and amortization expense is presented separately from operating and selling, general and administrative expenses in the accompanying consolidated statement of operations.

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

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Year Ended
	December 31,		Change
		2017
	2018	As Restated	$	%
	(in millions)
Revenue	$1,153.8	$1,188.1	$(34.3)	(3)%
Costs and expenses:
Operating (excluding depreciation and amortization)	619.0	626.5	(7.5)	(1)%
Selling, general and administrative	154.1	138.5	15.6	11%
Depreciation and amortization	186.9	198.1	(11.2)	(6)%
Impairment losses on intangibles and goodwill	216.3	147.4	68.9	47%
Gain on sale of assets, net	(0.9)	(94.1)	93.2	99%
Management fee to related party	—	1.0	(1.0)	*
	1,175.4	1,017.4	158.0	16%
(Loss) income from operations	(21.6)	170.7	(192.3)	(113)%
Other income (expense):
Interest expense	(132.5)	(151.6)	19.1	13%
Gain on sale of Lawrence, Kansas system	—	38.4	(38.4)	(100)%
Loss on early extinguishment of debt	—	(32.1)	32.1	100%
Other income, net	1.7	1.6	0.1	*
(Loss) income before provision for income taxes	(152.4)	27.0	(179.4)	*
Income tax benefit	61.8	157.2	(95.4)	(61)%
Net (loss) income	$(90.6)	$184.2	$(274.8)	*

*     Not meaningful

Revenue

Revenue for the year ended December 31, 2018 decreased $34.3 million, or 3%, as compared to revenue for the year ended December 31, 2017, as follows:

	Year Ended
	December 31,		Change
	2018	2017	$	%
	(in millions)
Residential subscription	$933.3	$923.0	$10.3	1%
Business services subscription	129.5	116.7	12.8	11%
Total subscription	1,062.8	1,039.7	23.1	2%
Other business services	28.1	39.9	(11.8)	(30)%
Other	62.9	108.5	(45.6)	(42)%
	$1,153.8	$1,188.1	$(34.3)	(3)%

Total subscription revenue increased $23.1 million, or 2%, during the year ended December 31, 2018 compared to the year ended December 31, 2017. Contributing to the increase was approximately $40.0 million related to adjustments for the new revenue recognition accounting guidance, partially offset by a decrease of $5.1 million related to credits to revenue associated with Hurricane Michael and $1.3 million related to the disposition of our Lawrence, Kansas system on January 12, 2017.

After accounting for these non-recurring changes in revenue, the resulting decline of $10.5 million in subscription revenue is primarily due to a $41.8 million reduction in average total RGUs, partially offset by a $31.3 million increase in ARPU of our customer base, which is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period.

The decrease in other business services revenue of $11.8 million, or 30%, is primarily due to decreased revenue generated by network construction activities and the sale of the Chicago fiber assets and associated loss of wholesale customers.

The decrease in other revenue of $45.6 million, or 42%, is partially due to the reclassification of franchise and installation fees to residential video subscription revenue in accordance with the new revenue recognition accounting guidance for the year ended December 31, 2018 compared to the year ended December 31, 2017.

The following table details subscription revenue by service offering for the years ended December 31, 2018 and December 31, 2017:

	Year Ended December 31,				Subscription
	2018		2017		Revenue
	Subscription	Average	Subscription	Average	Change
	Revenue	RGUs	Revenue	RGUs(1)	$	%
	(in millions)	(in thousands)	(in millions)	(in thousands)
HSD subscription	$467.1	746.1	$408.8	740.0	$58.3	14%
Video subscription	479.4	419.4	497.1	467.0	(17.7)	(4)%
Telephony subscription	116.3	212.1	133.8	239.0	(17.5)	(13)%
	$1,062.8		$1,039.7		$23.1	2%

(1)	Average subscribers, presented in thousands, is calculated based on reported subscribers and is not adjusted for changes related to the disposition of our Lawrence, Kansas system.

HSD Subscription

HSD subscription revenue increased $58.3 million, or 14%, during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in HSD subscription revenue includes an increase of $8.3 million related to the new revenue recognition guidance, partially offset by a decrease of $2.2 million related to credits to revenue associated with Hurricane Michael and $0.6 million related to the disposition of our Lawrence, Kansas system.

After accounting for these non-recurring changes in revenue, the remaining $52.8 million increase in HSD subscription revenue is primarily due to a $13.4 million increase in average HSD RGUs and a $39.4 million increase in HSD ARPU.

Video Subscription

Video subscription revenue decreased $17.7 million, or 4%, during the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease in Video subscription revenue includes an increase of $36.3 million related to the new revenue recognition guidance, partially offset by a decrease of $2.2 million related to credits to revenue associated with Hurricane Michael and $0.6 million related to the disposition of our Lawrence, Kansas system.

After accounting for these non-recurring changes in revenue, the resulting $51.2 million decrease in Video subscription revenue is primarily due to a $42.0 million decrease in average Video RGUs and a $9.2 million decrease in Video ARPU.

Telephony Subscription

Telephony subscription revenue decreased $17.5 million, or 13%, during the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease in Telephony subscription revenue includes decreases of $4.6 million related to the new revenue recognition guidance, $0.7 million related to credits to revenue associated with Hurricane Michael and $0.1 million related to the disposition of our Lawrence, Kansas system.

After accounting for these non-recurring changes in revenue, the remaining $12.1 million decrease in Telephony subscription revenue is primarily due to a $13.2 million decrease in average Telephony RGUs, partially offset by a $1.1 million increase in Telephony ARPU.

Operating Expenses (Excluding depreciation and amortization)

Operating expenses (excluding depreciation and amortization) decreased $7.5 million, or 1%, during the year ended December 31, 2018 as compared to the year ended December 31, 2017. The decrease is primarily attributable to increases in eligible capitalizable costs and decreases in compensation, including commissions, and benefits. The overall decrease is partially offset by increases in repair and maintenance primarily attributable to Hurricane Michael.

Incremental contribution

A presentation of incremental contribution, a non‑GAAP measure, is included below.

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

The following tables provide the most comparable GAAP measurements (i.e. Income from Operations) for the years ended December 31, 2018 and December 31, 2017:

	Year Ended
	December 31,
	2018	2017
	(in millions)
(Loss) income from operations	$(21.6)	$170.7

Incremental contribution for the years ended December 31, 2018 and December 31, 2017 are as follows:

	Year Ended
	December 31,		Change
	2018	2017	$	%
	(in millions)
HSD subscription revenue	$467.1	$408.8	$58.3	14%
HSD expenses(1)	15.0	14.0	1.0	7%
HSD incremental contribution	$452.1	$394.8	$57.3

	Year Ended
	December 31,		Change
	2018	2017	$	%
	(in millions)
Video subscription revenue	$479.4	$497.1	$(17.7)	(4)%
Video expenses(2)	369.7	337.7	32.0	9%
Video incremental contribution	$109.7	$159.4	$(49.7)

	Year Ended
	December 31,		Change
	2018	2017	$	%
	(in millions)
Telephony subscription revenue	$116.3	$133.8	$(17.5)	(13)%
Telephony expenses(3)	12.7	11.9	0.8	7%
Telephony incremental contribution	$103.6	$121.9	$(18.3)

(1)	HSD expenses represent costs incurred from third‑party vendors related to maintaining our network and Internet connectivity fees.
(2)	Video expenses represent fees paid to content providers for programming.
(3)	Telephony expenses represent costs incurred from third‑party providers for leased circuits, interconnectivity and switching costs.

The following table provides a reconciliation of incremental contribution to Income from Operations, which is the most directly comparable GAAP measure, for the years ended December 31, 2018 and December 31, 2017:

	Year ended
	December 31,
	2018	2017
	(in millions)
(Loss) income from operations	$(21.6)	$170.7
Revenue (excluding subscription revenue)	(91.0)	(148.4)
Other non-allocated operating expense (excluding depreciation and amortization)(1)	221.6	262.9
Selling, general and administrative(1)	154.1	138.5
Depreciation and amortization(1)	186.9	198.1
Impairment losses on intangibles and goodwill(1)	216.3	147.4
Gain on sale of assets, net(1)	(0.9)	(94.1)
Management fee to related party(1)	—	1.0
	$665.4	$676.1
HSD incremental contribution	452.1	394.8
Video incremental contribution	109.7	159.4
Telephony incremental contribution	103.6	121.9
Total incremental contribution	$665.4	$676.1

(1)

Operating expenses (other than third‑party direct expenses excluding depreciation and amortization); selling, general and administrative; depreciation and amortization; impairment losses on intangibles and goodwill; gain on sale of assets, net; and management fees to related party are not allocated by product or location for either internal or external reporting.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $15.6 million, or 11%, in the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase is mainly due to an increase in marketing and advertising expense, restructuring activities, and third party professional fees. The overall increase is partially offset by a decrease in operating taxes.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased $11.2 million, or 6%, in the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease is primarily due to the sale of the Chicago fiber assets on December 14, 2017.

Impairment Losses on Intangibles and Goodwill

As a result of the decline in the Company’s common stock price during the three months ended March 31, 2018, we recorded a non-cash impairment charge of $143.2 million related to certain franchise operating rights and a $73.1 million non-cash impairment charge of goodwill in certain of our markets. The primary driver of the impairment charges was a decline in the price of our common stock, which reduced market multiples utilized to determine estimated fair market values of indefinite-lived intangible assets and goodwill in certain reporting units. See Note 7 – Franchise Operating Rights & Goodwill for discussion of non-cash impairment charges for the years ended December 31, 2018 and 2017.

Gain on Sale of Assets, net

On December 14, 2017, we sold a portion of our Chicago fiber network to a subsidiary of Verizon for $225.0 million in cash. We recorded a gain on sale of assets of approximately $94.1 million. In addition, we and a subsidiary of Verizon entered into a construction agreement pursuant to which we agreed to complete the build-out of the network in exchange for $50.0 million (which approximates our estimate to complete the network build-out), recognized over time as the remaining network elements are completed and accepted. During the year ended December 31, 2018, we recognized a $2.0 million gain as a result of the completion and acceptance of certain elements of the construction agreement.

Partially offsetting the $2.0 million gain related to the construction agreement is a $1.1 million net loss on the write-down of fixed assets damaged as a result of Hurricane Michael. See Note 21 – Other Matters for discussion on the impact of the storm for the year ended December 31, 2018.

Management Fee to Related Party Expenses

Prior to our IPO, we paid a quarterly management fee of approximately $0.4 million per quarter plus any travel and miscellaneous expenses to Avista. In addition, pursuant to a consulting agreement dated as of December 18, 2015 by and among former Parent, Avista and Crestview, Crestview was entitled to 50% of any management fee actually received by Avista. In connection with our IPO, we no longer pay any management fee to Avista or Crestview.

Interest Expense

Interest expense decreased $19.1 million, or 13%, in the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease is primarily due to lower weighted average debt and a lower blended interest rate mainly related to the redemption of the 10.25% Senior Notes on July 17, 2017.

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

We reported total income tax benefit of $61.8 million and $157.2 million for the years ended December 31, 2018 and 2017, respectively. Approximately $33.6 million of tax benefit reported for the year ended December 31, 2018 was due to the change in valuation allowance. This change was the result of recording indefinite lived deferred tax assets related to a business interest expense limitation and net operating loss carryforwards. As a result of these indefinite lived deferred tax assets, we recorded an income tax benefit of approximately $26.3 million as of December 31, 2018. The remaining income tax benefit is primarily due to recording a non-cash impairment charge during the first quarter of 2018 on certain franchise operating rights and goodwill, which are indefinite-lived assets. As a result of the impairment, we recorded an income tax benefit of approximately $45.7 million.

The Tax Cut and Jobs Act made significant changes to the tax laws applicable to the Company including a reduction in the corporate tax rate to 21%. Re‑measuring the ending balance of the Company’s deferred tax assets and deferred tax liabilities in the year ended December 31, 2017 resulted in a one-time $124.1 million deferred tax benefit.  The year over year decrease in the total income tax benefit is primarily attributed to the one time re-measurement of deferred tax assets and deferred tax liabilities as a result of the Tax Cut and Jobs Act and the net impact of non-cash impairment charges and the sale of the Company’s Lawrence, Kansas system on the Company’s indefinite lived deferred tax liabilities.

At December 31, 2018, the Company had available federal net operating loss carryforwards (“NOL”) of $736.6 million, of which $84.0 million are indefinite lived and $652.6 million are definite lived and expire between 2023 and 2036. The definite lived net operating loss carryforwards of $652.6 million is subject to an annual utilization limitation under Internal Revenue Code Section 382 due to an ownership change as a result of the IPO (effective May 25, 2017). Section 382 provides limitations on the utilization of NOL carryforwards after an ownership change. We have analyzed the potential Section 382 impacts on our NOL carryforwards and determined that, although $652.6 million of this carryforward is subject to an annual Section 382 limitation, based on the fair market value of WOW at the time of the IPO and WOW’s NUBIG position, the NUBIG has resulted in a significant increase in the Company’s annual Section 382 limitation. The NUBIG is determined based on the difference between the fair market value of WOW’s assets and WOW’s tax basis as of the ownership change date. Because of the existence of the NUBIG, the annual limitation imposed by Section 382 will be significantly increased each year during the five‑year period beginning on the date of the Section 382 ownership change (the “recognition period”). The increased annual limitation arising from the NUBIG is available on a cumulative basis during and after the recognition period following the Section 382 ownership change to offset taxable income. Accordingly, the Company expects that the Section 382 limitation relating to the $652.6 million of available net operating loss carryforwards will not result in any significant impacts on the Company’s ability to utilize its net operating loss carryforwards to offset future taxable income nor will have significant impact on future operating cash flows. However, future changes in our stock ownership, some of which are outside of our control, could result in an additional ownership change under Section 382. The generation of NOLs subsequent to December 31, 2017 are subject to the Tax Cut and Jobs Act, which removes NOL expirations, but limits utilization against taxable income to 80%.

The Company also had various state net operating loss carryforwards totaling approximately $845.0 million, of which $64.4 million are indefinite lived and $780.6 million that expire between 2019 and 2037. Of this amount, approximately $646.4 million is subject to an annual Section 382 limitation due to an ownership change of the Company, as previously noted.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Year Ended
	December 31,		Change
	2017	2016
	As Restated	As Restated	$	%
	(in millions)
Revenue	$1,188.1	1,237.0	$(48.9)	(4)%
Costs and expenses:
Operating (excluding depreciation and amortization)	626.5	668.3	(41.8)	(6)%
Selling, general and administrative	138.5	116.4	22.1	19%
Depreciation and amortization	198.1	207.0	(8.9)	(4)%
Impairment losses on intangibles and goodwill	147.4	—	147.4	100%
Gain on sale of assets	(94.1)	—	(94.1)	100%
Management fee to related party	1.0	1.7	(0.7)	*
	1,017.4	993.4	24.0	2%
Income from operations	170.7	243.6	(72.9)	(30)%
Other income (expense):
Interest expense	(151.6)	(211.1)	59.5	28%
Realized and unrealized gain on derivative instruments	—	2.3	(2.3)	*
Gain on sale of Lawrence, Kansas system	38.4	—	38.4	*
Loss on early extinguishment of debt	(32.1)	(38.0)	5.9	16%
Other income, net	1.6	2.2	(0.6)	*
Income (loss) before provision for income taxes	27.0	(1.0)	28.0	*
Income tax benefit	157.2	(32.6)	189.8	*
Net income	$184.2	$(33.6)	$217.8	*

*     Not meaningful

Revenue

Revenue for the year ended December 31, 2017 decreased $48.9 million, or 4%, compared to revenue for the year ended December 31, 2016.

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

Other business services revenue for the year ended December 31, 2017 decreased $5.7 million, or 13%, compared to the year ended December 31, 2016. The decrease in other business services revenue is primarily due to non‑recurring revenue generated by our network construction activities in 2016. Partially offsetting the decrease is an increase in our recurring revenue related to our fiber network.

The decrease in other revenue of $7.5 million, or 6%, is partially due to decreases in advertising revenue and other regulatory fees, which correlates with the reduction in video subscribers over the same period.

The following table details subscription revenue and average RGUs, by service offering for the years ended December 31, 2017 and December 31, 2016:

	Year Ended December 31,				Subscription
	2017		2016		Revenue
	Subscription	Average	Subscription	Average	Change
	Revenue	RGUs(1)	Revenue	RGUs(1)	$	%
	(in millions)	(in thousands)	(in millions)	(in thousands)
HSD subscription	$408.8	740.0	$373.1	729.9	$35.7	10%
Video subscription	497.1	467.0	547.1	524.4	(50.0)	(9)%
Telephony subscription	133.8	239.0	155.2	277.5	(21.4)	(14)%
	$1,039.7		$1,075.4		$(35.7)	(3)%

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

Video subscription revenue decreased $50.0 million, or 9%, during the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease is primarily attributable to a year over year decrease of $58.0 million in Video RGU’s and a $17.1 million decrease related to the disposition of our Lawrence, Kansas system. This overall decrease is partially offset by an increase of $19.3 million in Video ARPU and a $5.8 million increase in Video subscription revenue related to our NuLink acquisition.

Telephony subscription revenue decreased $21.4 million, or 14% during the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease is primarily attributable to a $20.4 million decrease year over year in Telephony RGU’s and $4.8 million decrease related to the disposition of our Lawrence, Kansas system. The overall decrease is partially offset by a $1.7 million increase in year over year Telephony ARPU and an increase of $2.1 million in Telephony subscription revenue related to our NuLink acquisition.

Operating Expenses (excluding depreciation and amortization)

Operating expenses (excluding depreciation and amortization) decreased $41.8 million, or 6%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The decrease is primarily due to reductions in Video programming costs and direct Telephony costs that correlate to the decreases in Video and Telephony RGUs, decreased costs related to our fiber network construction activities and overall reduced costs from our disposition of our Lawrence, Kansas system. Partially offsetting the decreases were increased repair and maintenance and non‑cash employee stock compensation costs.

Incremental contribution

A presentation of incremental contribution, a non‑GAAP measure, is included below. See the prior presentation of incremental contribution for the year ended December 31, 2018 for an explanation of why we present this metric and the limitations thereof.

The following tables provide the most comparable GAAP measurements (i.e. Income from Operations) for the period ended December 31, 2017 and December 31, 2016:

	Year Ended
	December 31,
	2017	2016
	(in millions)
Income from operations	$170.7	$243.6

Incremental contribution for the years ended December 31, 2017 and December 31, 2016 are as follows:

	Year Ended
	December 31,		Change
	2017	2016	$	%
	(in millions)
HSD subscription revenue	$408.8	$373.1	$35.7	10%
HSD expenses(1)	14.0	14.6	(0.6)	(4)%
HSD incremental contribution	$394.8	$358.5	$36.3

	Year Ended
	December 31,		Change
	2017	2016	$	%
	(in millions)
Video subscription revenue	$497.1	$547.1	$(50.0)	(9)%
Video expenses(2)	337.7	358.4	(20.7)	(6)%
Video incremental contribution	$159.4	$188.7	$(29.3)

	Year Ended
	December 31,		Change
	2017	2016	$	%
	(in millions)
Telephony subscription revenue	$133.8	$155.2	$(21.4)	(14)%
Telephony expenses(3)	11.9	17.0	(5.1)	(30)%
Telephony incremental contribution	$121.9	$138.2	$(16.3)

(1)	HSD expenses represent costs incurred from third‑party vendors related to maintaining our network and Internet connectivity fees.
(2)	Video expenses represent fees paid to content providers for programming.

(3)	Telephony expenses represent costs incurred from third‑party providers for leased circuits, interconnectivity and switching costs.

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

(1)

Operating expenses (other than third‑party direct expenses excluding depreciation and amortization); selling, general and administrative; depreciation and amortization; impairment losses on intangibles and goodwill; gain on sale of assets; and management fees to related party are not allocated by product or location for either internal or external reporting.

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

Impairment Losses on Intangibles and Goodwill

As a result of the annual impairment test for indefinite‑lived intangible assets and goodwill, we recorded a non‑cash impairment charge of $14.1 million related to certain franchise operating rights and a $133.3 million non‑cash impairment charge of goodwill in certain of our markets. The primary driver of the impairment charges was a decline in the price of our common stock, which reduced the market multiples utilized to determine estimated fair market values of indefinite‑lived intangible assets and goodwill in certain reporting units.

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

Realized and Unrealized Gain on Derivative Instruments, Net

Realized and unrealized gain on derivative instruments was $nil and $2.3 million for the years ended December 31, 2017 and 2016, respectively. The derivative instrument we participated in during 2016 did not qualify for hedge accounting for financial reporting purposes and as such, the adjustment to fair value of the interest rate swap was recorded to earnings at the end of each reporting period. The interest rate swap expired on July 1, 2016.

Loss on Early Extinguishment of Debt

In connection with our Seventh Amendment and Eighth Amendment to our Credit Agreement related to the refinancing of the revolving credit facility and Term B loans, respectively, we recorded a loss on extinguishment of debt of $7.3 million primarily related to the write‑off of deferred issuance costs and third party costs. Additionally, the Company fully redeemed the 10.25% Senior Notes during the year ended December 31, 2017 and recorded a loss on extinguishment of debt of $24.8 million related to the write‑off of deferred issuance costs, premium, and prepayment fees.

In connection with our Sixth Amendment and Fifth Amendment to our Credit Agreement related to the refinancing of our Term B loans, we recorded a loss on extinguishment of debt of $16.8 million during the year ended December 31, 2016, representing the expensing of third‑party arranger fees and write‑off of unamortized deferred issuance costs. Additionally, on December 18, 2016, September 15, 2016 and July 15, 2016, we made principal payments on our Senior Subordinated Notes and recorded a loss on extinguishment of debt in the amount of $21.2 million, representing early prepayment penalties and write‑off of deferred issuance costs.

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

The year over year increase in the income tax benefit is primarily attributed to the passing of the Tax Cut and Jobs Act, which was signed by the President on December 22, 2017. The Tax Cut and Jobs Act made significant changes to the tax laws applicable to the Company including a reduction in the corporate tax rate to 21%. Re‑measuring the ending balance of the Company’s deferred tax assets and deferred tax liabilities as of December 31, 2017 resulted in a $124.1 million deferred tax benefit.

At December 31, 2017, the Company had available federal net operating loss carryforwards of approximately $649.0 million that expire between 2023 and 2036. The net operation loss carryforward of $649.0 million is subject to an annual utilization limitation under Internal Revenue Code (“IRC”) Section 382 due to an ownership change as a result of the IPO (effective May 25, 2017). Section 382 provides limitations on the utilization of NOL carryforwards after an ownership change. We have analyzed the potential Section 382 impacts on our NOL carryforwards and determined that, although $649.0 million of this carryforward is subject to an annual Section 382 limitation, based on the fair market value of WOW at the time of the IPO and WOW’s NUBIG position, the NUBIG has resulted in a significant increase in the Company’s annual Section 382 limitation. The NUBIG is determined based on the difference between the fair market value of WOW’s assets and WOW’s tax basis as of the ownership change date. Because of the existence of the NUBIG, the annual limitation imposed by Section 382 will be significantly increased each year during the five‑year period beginning on the date of the Section 382 ownership change (the “recognition period”). The increased annual limitation arising from the NUBIG is available on a cumulative basis during and after the recognition period following the Section 382 ownership change to offset taxable income. Accordingly, the Company expects that the Section 382 limitation relating to the $649.0 million of available net operating loss carryforwards will not result in any significant impacts on the Company’s ability to utilize its net operating loss carryforwards to offset future taxable income nor will have significant impact on future operating cash flows. However, future changes in our stock ownership, some of which are outside of our control, could result in an additional ownership change under Section 382. The generation of NOLs subsequent to December 31, 2017 are subject to the Tax Cut and Jobs Act, which removes NOL expirations, but limits utilization against taxable income to 80%.

The Company also had various state net operating loss carryforwards totaling approximately $717.6 million. Unless utilized, the state carryforwards expire from 2018 to 2036. Of this amount, approximately $674.2 million is subject to an annual limitation due to an ownership change of the Company, as previously noted.

Liquidity and Capital Resources

At December 31, 2018, we had $112.4 million in current assets, including $13.2 million in cash and cash equivalents, and $224.1 million in current liabilities. Our outstanding consolidated debt and capital lease obligations aggregated $2,295.5 million, of which $24.1 million is classified as current in our consolidated balance sheet.

On May 10, 2018, our Board of Directors authorized us to repurchase up to $25.0 million of our outstanding common stock. As of August 8, 2018, we completed such stock repurchase program with total common stock shares repurchased of 2.5 million shares for $25.0 million.

On December 14, 2017, our Board of Directors authorized us to repurchase up to $50.0 million of our outstanding common stock. As of March 26, 2018, we completed such stock repurchase program with total common stock shares repurchased of 5.1 million shares for $50.0 million.

On December 14, 2017, we completed our asset purchase agreement with a subsidiary of Verizon and entered into a Construction Services Agreement pursuant to which we agreed to complete the build‑out of the network in exchange for $50.0 million. The $50.0 million will be recognized over time as such network elements are completed. We have incurred expenses of approximately $38.0 million on the construction as of December 31, 2018.

On October 10, 2018, Hurricane Michael made landfall in the Florida Panhandle, resulting in significant damage to our network infrastructure. In less than 90 days, we restored approximately 430 miles of network infrastructure resulting in capital expenditures of approximately $26.4 million as of December 31, 2018.

We are required to prepay principal amounts under our Senior Secured Credit Facilities credit agreement if we generate excess cash flow, as defined in the credit agreement. As of December 31, 2018, we had borrowing capacity of $234.5 million under our Revolving Credit Facility and were in compliance with all our debt covenants. Accordingly, we believe that we have sufficient resources to fund our obligations and anticipated liquidity requirements in the foreseeable future.

Historical Operating, Investing, and Financing Activities

Operating Activities

Net cash provided by operating activities increased $73.8 million from $195.5 million for the year ended December 31, 2017 to $269.3 million for the year ended December 31, 2018. The increase is primarily due to a decrease in the cash paid for interest associated with the redemption of the 10.25% Senior Notes and Term B loan restructuring in July 2017.

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

Investing Activities

Net cash provided by (used in) investing activities decreased $422.2 million from $134.5 million provided by investing activities for the year ended December 31, 2017 to $287.7 million used in investing activities for the year ended December 31, 2018. The decrease is primarily due to the $221.6 million received associated with the Chicago fiber asset sale and $213.0 million received associated with the sale of the Lawrence, Kansas system during the year ended December 31, 2017.

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

Capital expenditures will continue to be driven primarily by customer demand for our services. In the event we may have higher‑than‑expected customer demand for our services, this would result in higher revenue and income from operations, but such increased demand could also increase our projected capital expenditures.

We have ongoing capital expenditure requirements related to the maintenance, expansion and technological upgrades of our cable network. Capital expenditures are funded primarily through a combination of cash on hand and cash flow from operations. Our capital expenditures were $314.1 million and $301.3 million for years ended December 31, 2018 and December 31, 2017, respectively. The $12.8 million increase from the year ended December 31, 2018 to the year ended December 31, 2017 is primarily due to the repair and replacement of our network infrastructure in the Panama City, FL market as a result of Hurricane Michael, partially offset by a decrease in investment for edge‑out network expansion.

The following table sets forth additional information regarding our capital expenditures for the periods presented:

	December 31,

	2018	2017	2016
	(in millions)
Capital Expenditures
Customer premise equipment(1)	$119.7	$107.4	$98.8
Scalable infrastructure(2)	33.0	39.0	37.5
Line extensions(3)	68.2	104.7	102.2
Upgrade / rebuild(4)	27.1	0.6	0.9
Support capital(5)	66.1	49.6	48.1
Total	$314.1	$301.3	$287.5
Capital expenditures included in total related to:
Edge-outs(6)	$29.1	$45.8	$30.6
Business services(7)	$48.2	$70.7	$76.9

(1)

Customer premise equipment, or CPE, includes equipment and installation costs incurred to deliver services to residential and business services customers. CPE includes the costs of acquiring and installing our video set‑top boxes and modems, as well as the cost of customer connections to our network.

(2)	Scalable infrastructure includes costs, not directly related to customer acquisition activity, to support new customer growth and provide service enhancements (e.g., headend equipment).
(3)

Line extensions include costs associated with new home development within our footprint and edge‑outs (e.g., fiber / coaxial cable, amplifiers, electronic equipment, make‑ready and design engineering).

(4)	Upgrade / rebuild includes costs to modify or replace existing HFC network, including enhancements.
(5)	Support capital includes all other costs to support day‑to‑day operations, including land, buildings, vehicles, office equipment, tools and test equipment.
(6)	Edge‑outs represent costs to extend our network into new adjacent service areas, including the associated CPE.
(7)	Business services represent costs associated with the build‑out of our network to support business services customers, including the associated CPE.

Financing Activities

Net cash used in financing activities decreased $253.6 million from $291.4 million for the year ended December 31, 2017 to $37.8 million for the year ended December 31, 2018. The decrease is primarily due to the redemption of the 10.25% Senior Notes during the year ended December 31, 2017. The redemption of the 10.25% Senior Notes was partially offset by the receipt of cash proceeds from our initial public offering of $334.1 million and a $20.3 million capital contribution from our former Parent during the same period ended December 31, 2017.

Additionally, we completed $73.3 million of share repurchases associated with stock buyback programs during the year ended December 31, 2018.

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

Contractual Obligations

We have obligations to make future payments for goods and services under certain contractual arrangements. These contractual obligations secure the future rights to various assets and services to be used in the normal course of our operations. In accordance with applicable accounting rules, the future rights and obligations pertaining to firm commitments, such as operating lease obligations and certain purchase obligations under contracts, are not reflected as assets or liabilities in the accompanying consolidated balance sheet. The long term debt obligations are our principal payments on cash debt service obligations. Capital lease obligations are future lease payments on certain video equipment and vehicles. Operating lease obligations are the future minimum rental payments required under the operating leases that have initial or remaining non‑cancelable lease terms in excess of one year as of December 31, 2018.

The following table summarizes certain of our obligations as of December 31, 2018 and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payment due by period
	Total	2019	2020 - 2021	2022 - 2023	Thereafter
Long term debt obligations(1)	$2,300.9	$22.8	$45.6	$2,232.5	$—
Capital lease obligations	5.1	1.3	2.5	1.3	—
Operating lease obligations(2)	30.2	7.2	10.1	6.4	6.5
Total	$2,336.2	$31.3	$58.2	$2,240.2	$6.5

(1)

Interest payments associated with our variable‑rate debt have not been included in the table. Assuming that our $2,300.9 million of variable‑rate Senior Secured Credit Facilities as of December 31, 2018 is held to maturity, and utilizing interest rates in effect at December 31, 2018, our annual interest payments (including commitment fees and letter of credit fees) on variable rate Senior Secured Credit Facilities as of December 31, 2018 is anticipated to be approximately $132.2 million for fiscal year 2019, $255.0 million for fiscal years 2020‑2021, and $207.5 million for fiscal years 2022‑2023. The debt matures on August 19, 2023. The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of December 31, 2018.

(2)

In addition to the above operating lease obligations, we also rent utility poles used in our operations. Generally, pole rentals are cancellable on short notice, but we anticipate that such rentals will recur. Rent expense for pole rental attachments was approximately $8.5 million, $7.3 million and $6.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

New Accounting Pronouncements

See Part II‑Item 8 Financial Statements and Supplementary Data, Note 2, “Recent Accounting Pronouncements” for a description of new accounting pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of December 31, 2018, borrowings under our Term B Loans and Revolving Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate

(which is subject to a minimum rate of 1.00% for Term B Loans) or an ABR (which is subject to a minimum rate of 1.00% for Term B Loans), plus the applicable margin. The applicable margins for the Term B Loans is 3.25% for adjusted LIBOR loans and 2.25% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility is 3.00% for adjusted LIBOR loans and 2.00% for ABR loans. We manage the impact of interest rate changes on earnings and operating cash flows by entering into derivative instruments to protect against increases in the interest rates on our variable rate debt. We use interest rate swaps, where we receive variable rate amounts in exchange for fixed rate payments. As of December 31, 2018, after considering our interest rate swaps, approximately 40% of our Senior Secured Credit Facility is still variable rate debt. A hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of December 31, 2018) would result in an annual interest expense change of up to approximately $9.6 million on our Senior Secured Credit Facility.

Item 8.  Financial Statements and Supplementary Data

Our consolidated and combined consolidated financial statements, the related notes thereto and the report of our independent registered public accounting firm are included in this Annual Report beginning on page F‑1.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U. S. Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision‑ making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, management evaluated, with the participation of the Certifying Officers, the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation of these disclosure controls and procedures, they have concluded that our disclosure controls and procedures were not effective as of December 31, 2018. This determination is based on the material weakness management identified in our internal control over financial reporting as described below.

Changes in Internal Control over Financial Reporting

On January 1, 2018, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers, and as a result, we have incorporated internal controls over significant process changes for revenue recognition that we believe to be appropriate and necessary in consideration of the related integration of the new standard. There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2018, which were identified in connection with management’s evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management, under the supervision and with the participation of the Certifying Officers, assessed the effectiveness of the design and operation of our internal controls over financial reporting as of December 31, 2018, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).

A material weakness, as defined in Exchange Act Rule 12b-2, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As part of preparing our 2018 consolidated financial statements, we identified past errors in the accounting for deferred income tax liabilities and goodwill that resulted from the 2006 Merger Transaction. Specifically, we have determined that a distribution, which occurred as part of the 2006 Merger Transaction, was not properly reflected as a reduction to the Members’ outside tax basis in WOW Finance resulting in an understatement of deferred income tax liabilities and goodwill at the time of the 2006 Merger Transaction.

Following the 2006 Merger Transaction, WOW Finance continued as a partnership for tax purposes until 2016, at which point the Restructuring occurred creating a change in tax status for WOW Finance. Upon the change in tax status, the Members were deemed to have exchanged the deferred tax liability associated with their investment in WOW Finance for separate deferred tax positions in the underlying assets and liabilities of WOW Finance. As a result of the above, the Company determined that the deferred tax liabilities and deferred tax expense associated with its remeasurement of its interest in WOW Finance at the time of the 2016 Restructuring was incorrectly calculated as it was based upon the incorrect outside tax basis calculation made at the time of the 2006 Merger Transaction.

As part of our review and assessment of the deferred income tax matter described above, we identified a past error in the allocation of corporate goodwill to individual reporting units at the time of 2006 Merger Transaction. Specifically, goodwill was allocated in a manner consistent with the partnership agreement for the allocation of profits and losses to the Members, but not recorded and tested at the reporting unit level. Historically, the Company has had an excess of estimated fair value over carrying value of goodwill in certain of its reporting units that were ultimately impacted by the first quarter 2018 non-cash impairment charge and as such, a quantitative impairment analysis was not required. Accordingly, this error was not discovered until further investigation of the deferred tax matter discussed above.

The cumulative impacts of the above described historical errors on our consolidated balance sheet as of December 31, 2018, prior to giving effect to the restatements, are understatements of goodwill of approximately $138.0 million, deferred tax liabilities of approximately $41.0 million and stockholders’ equity of approximately $97.0 million.

As part of our annual assessment of internal control over financial reporting, we have determined that a material weakness existed in the Company’s internal control over financial reporting as of December 31, 2018 as a result of our inability to identify and correct the impact of material errors resulting from our 2006 Merger Transaction. A material weakness existed in that we did not design and maintain effective internal controls over the completeness and accuracy of accounting for, and disclosure of, the deferred income tax effects and goodwill allocation associated with complex tax transactions involving partnership interests. Specifically, we did not design appropriate controls to (i) identify and reconcile deferred income taxes associated with the accounting for acquired partnership interests, and (ii) correctly allocate corporate goodwill to appropriate reporting units. This material weakness resulted in material errors arising as a result of our 2006 Merger Transaction that were corrected through the restatement of the consolidated and combined consolidated financial statements as of and for the years ended December 31, 2017 and December 31, 2016, respectively, as described in Note 1, “Organization and Basis of Presentation” to the consolidated and combined consolidated financial statements and the correction of the unaudited quarterly financial information for fiscal years 2018 and 2017. Additionally, this material weakness could result in misstatements to aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

As a result of the material weakness in internal control over financial reporting associated with complex tax transactions involving partnership interests described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018.

Management’s Plan for Remediation of the Material Weakness

In response to the material weaknesses described above, with the oversight of the Audit Committee of our Board of Directors, management is currently evaluating our policies and procedures related to the accounting for deferred income taxes and goodwill related to complex tax transactions involving partnership interests and plans to design and implement adequate internal controls to ensure that (i) the deferred income tax effects of acquired partnership interests are properly accounted for and disclosed in the period of acquisition, (ii) the goodwill allocation associated with any acquired entity is properly accounted for and disclosed in the period of acquisition, and (iii) the resulting investment in partnership deferred income tax assets and liabilities are assessed and reconciled periodically to the book-tax differences in the underlying assets and liabilities within the partnership to determine whether any adjustment is necessary.

The remediation efforts are intended both to address the identified material weakness and to enhance our overall financial control environment. Management is committed to continuous improvement of the Company’s internal control over financial reporting and will continue to diligently review the Company’s internal control over financial reporting.

BDO USA, LLP, the Company’s independent registered public accounting firm, provides an objective, independent audit of the consolidated financial statements and internal control over financial reporting. Their accompanying report is based upon an examination conducted in accordance with standards of the Public Company Oversight Board (United States), including tests of accompanying procedures, records and internal control.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

WideOpenWest, Inc.

Englewood, Colorado

Opinion on Internal Control over Financial Reporting

We have audited WideOpenWest, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated and combined consolidated statements of operations and comprehensive (loss) income, change in stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated and combined consolidated financial statements”) and our report dated March 7, 2019, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain effective internal controls over the completeness and accuracy of accounting for, and disclosure of, the deferred income tax effects and goodwill allocation associated with complex tax transactions involving partnership interests has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated and combined consolidated financial statements, and this report does not affect our report dated March 7, 2019 on those consolidated and combined consolidated financial statements.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    BDO USA, LLP

Atlanta, Georgia

March 7, 2019

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

(a)Financial Statements/Schedule

All schedules have been omitted because they are not applicable or not required or the required information is included in the financial statements or notes thereto, which are incorporated herein by reference.

(b)Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index which immediately precedes such exhibits and is incorporated herein by reference.

Item 16.  Form 10‑K Summary

None.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

WideOpenWest, Inc.

Englewood, Colorado

Opinion on the Consolidated and Combined Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of WideOpenWest, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated and combined consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated and combined consolidated financial statements”). In our opinion, the consolidated and combined consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries and affiliates at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 7, 2019 expressed an adverse opinion thereon.

Restatement to Correct 2017 and 2016 Misstatements

As discussed in Note 1 to the consolidated and combined consolidated financial statements, the 2017 and 2016 consolidated and combined consolidated financial statements have been restated to correct misstatements.

Change in Accounting Method Related to Revenue

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue during the year ended December 31, 2018 due to the adoption of the Accounting Standards Codification 606, “Revenue from Contracts with Customers.”

Basis for Opinion

These consolidated and combined consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated and combined consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined consolidated financial statements are free of material misstatement, whether due to error or fraud

Our audits included performing procedures to assess the risks of material misstatement of the consolidated and combined consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated and combined consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated and combined consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2012.

Atlanta, Georgia

March 7, 2019

WideOpenWest, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
		2017
	2018	As Restated
	(in millions, except share data)
Assets
Current assets
Cash and cash equivalents	$13.2	$69.4
Accounts receivable—trade, net of allowance for doubtful accounts of $7.5 and $5.8, respectively	74.6	81.5
Accounts receivable—other	9.2	2.1
Prepaid expenses and other	15.4	12.2
Total current assets	112.4	165.2
Plant, property and equipment, net	1,053.4	924.7
Franchise operating rights	809.2	952.4
Goodwill	408.8	481.9
Intangible assets subject to amortization, net	3.6	5.5
Other noncurrent assets	32.2	9.7
Total assets	$2,419.6	$2,539.4
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable—trade	$42.0	$33.6
Accrued interest	4.6	3.6
Accrued liabilities and other	93.2	87.0
Current portion of debt and capital lease obligations	24.1	24.0
Current portion of unearned service revenue	60.2	43.2
Total current liabilities	224.1	191.4
Long term debt and capital lease obligations—less current portion and debt issuance costs	2,271.4	2,227.2
Deferred income taxes, net	201.4	255.2
Other noncurrent liabilities	13.0	7.4
Total liabilities	2,709.9	2,681.2
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 90,572,693 and 88,887,915 issued as of December 31, 2018 and December 31, 2017, respectively; 82,680,380 and 88,426,742 outstanding as of December 31, 2018 and December 31, 2017, respectively	0.9	0.9
Additional paid-in capital	312.7	299.9
Accumulated other comprehensive loss	(6.5)	—
Accumulated deficit	(519.3)	(437.8)
Treasury stock at cost, 7,892,313 and 461,173 shares as of December 31, 2018 and December 31, 2017, respectively	(78.1)	(4.8)
Total stockholders’ deficit	(290.3)	(141.8)
Total liabilities and stockholders’ deficit	$2,419.6	$2,539.4

The accompanying notes are an integral part of these consolidated and combined consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries

Statements of Operations

	Year Ended December 31,
		2017	2016
	2018	As Restated	As Restated
	Consolidated	Consolidated	Combined Consolidated
	(in millions, except per share and share data)
Revenue	$1,153.8	$1,188.1	$1,237.0
Costs and expenses:
Operating (excluding depreciation and amortization)	619.0	626.5	668.3
Selling, general and administrative	154.1	138.5	116.4
Depreciation and amortization	186.9	198.1	207.0
Impairment losses on intangibles and goodwill	216.3	147.4	—
Gain on sale of assets, net	(0.9)	(94.1)	—
Management fee to related party	—	1.0	1.7
	1,175.4	1,017.4	993.4
(Loss) income from operations	(21.6)	170.7	243.6
Other income (expense):
Interest expense	(132.5)	(151.6)	(211.1)
Realized and unrealized gain on derivative instruments	—	—	2.3
Gain on sale of Lawrence, Kansas system	—	38.4	—
Loss on early extinguishment of debt	—	(32.1)	(38.0)
Other income, net	1.7	1.6	2.2
(Loss) income before provision for income tax	(152.4)	27.0	(1.0)
Income tax benefit	61.8	157.2	(32.6)
Net (loss) income	$(90.6)	$184.2	$(33.6)

Basic and diluted (loss) earnings per common shares
Basic	$(1.11)	$2.34	$(0.51)
Diluted	$(1.11)	$2.34	$(0.51)
Weighted-average common shares outstanding
Basic	81,808,425	78,778,640	65,837,555
Diluted	81,808,425	78,915,946	65,837,555

The accompanying notes are an integral part of these consolidated and combined consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries

Statements of Comprehensive Income (Loss)

	Year Ended December 31,
		2017	2016
	2018	As Restated	As Restated
	Consolidated	Consolidated	Combined Consolidated
	(in millions)
Net (loss) income	$(90.6)	$184.2	$(33.6)
Unrealized loss on interest rate derivative instrument	(6.5)	—	—
Comprehensive (loss) income	$(97.1)	$184.2	$(33.6)

The accompanying notes are an integral part of these consolidated and combined consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries

Consolidated and Combined Consolidated Statements of Changes in Stockholders’ Deficit

		Common					Accumulated
		Stock	Common	Management	Treasury	Additional	Other		Total
	Common	Affiliate	Stock	Units	Stock at	Paid-in	Comprehensive	Accumulated	Stockholders'
	Stock	Corp.	Par Value	Class D(3)	Cost	Capital	Loss	Deficit	Deficit
	(in millions, except share data)
Balances at January 1, 2016 - As restated	66,498,762	4,000	$0.7	—	$—	$(180.5)	$—	$(588.4)	$(768.2)
Contribution from Parent(1)	—	—	—	—	—	123.0	—	—	123.0
Management units granted, net	—	—	—	201,696	—	—	—	—	—
Distribution to Parent	—	—	—	—	—	(2.2)	—	—	(2.2)
Non-cash compensation expense	—	—	—	—	—	1.1	—	—	1.1
Merger of Affiliate corporations	—	(4,000)	—	—	—	—	—	—	—
Other	—	—	—	—	—	(0.2)	—	—	(0.2)
Net loss - As restated	—	—	—	—	—	—	—	(33.6)	(33.6)
Balances at December 31, 2016 - As restated	66,498,762	—	$0.7	201,696	$—	$(58.8)	$—	$(622.0)	$(680.1)
Repurchase of old management units	—	—	—	—	—	(8.8)	—	—	(8.8)
Cancellation of management D units	—	—	—	(201,696)	—	—	—	—	—
Proceeds from issuance of common stock, net of issuance costs	20,970,589	—	0.2	—	—	333.9	—	—	334.1
Contribution from Parent	—	—	—	—	—	20.3	—	—	20.3
Non-cash compensation expense	—	—	—	—	—	13.4	—	—	13.4
Issuance of restricted stock, net	1,418,564	—	—	—	—	—	—	—	—
Purchase of shares	(461,173)	—	—	—	(4.8)	—	—	—	(4.8)
Other	—	—	—	—	—	(0.1)	—	—	(0.1)
Net income - As restated	—	—	—	—	—	—	—	184.2	184.2
Balances at December 31, 2017 - As restated	88,426,742	—	$0.9	—	$(4.8)	$299.9	$—	$(437.8)	$(141.8)
Impact of change in accounting policy	—	—	—	—	—	—	—	9.1	9.1
Changes in accumulated other comprehensive loss	—	—	—	—	—	—	(6.5)	—	(6.5)
Stock-based compensation	—	—	—	—	—	13.0	—	—	13.0
Issuance of restricted stock, net	1,684,778	—	—	—	—	—	—	—	—
Purchase of shares	(7,431,140)	—	—	—	(73.3)	—	—	—	(73.3)
Other	—	—	—	—	—	(0.2)	—	—	(0.2)
Net loss	—	—	—	—	—	—	—	(90.6)	(90.6)
Balances at December 31, 2018(2)	82,680,380	—	$0.9	—	$(78.1)	$312.7	$(6.5)	$(519.3)	$(290.3)

(1)	On January 12, 2016, June 29, 2016 and December 13, 2016, Parent contributed $25.0 million, $25.0 million and $73.0 million, respectively.
(2)	Included in outstanding shares as of December 31, 2018 are 2,356,418 non-vested shares of restricted stock awards granted to employees and directors.
(3)	See note 14.

The accompanying notes are an integral part of these consolidated and combined consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries

Statements of Cash Flows

	Year Ended December 31,
		2017	2016
	2018	As Restated	As Restated
	Consolidated	Consolidated	Combined Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(90.6)	$184.2	$(33.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	186.9	198.1	207.0
Realized and unrealized gain on derivative instruments	—	—	(2.3)
Deferred income taxes	(54.0)	(174.8)	23.6
Provision for doubtful accounts	20.2	19.7	21.4
Gain on sale of Lawrence, Kansas system	—	(38.4)	—
Gain on sale of assets, net	(0.9)	(94.1)	—
Amortization of debt issuance costs and discount, net	4.7	5.0	7.6
Gain on sale of investment	—	—	(2.2)
Loss on early extinguishment of debt	—	7.1	7.4
Impairment losses on intangibles and goodwill	216.3	147.4	—
Non-cash compensation	13.0	13.4	1.1
Other non-cash items	—	0.2	(0.2)
Changes in operating assets and liabilities:
Receivables and other operating assets	(36.7)	(27.0)	(12.6)
Payables and accruals	10.4	(45.3)	(26.0)
Net cash provided by operating activities	$269.3	$195.5	$191.2
Cash flows from investing activities:
Capital expenditures	$(314.1)	$(301.3)	$(287.5)
NuLink asset purchase	—	—	(54.3)
Proceeds from sale of Chicago fiber assets	22.6	221.6	—
Proceeds from sale of Lawrence, Kansas system	—	213.0	—
Sale on investment	—	—	17.7
Other investing activities	3.8	1.2	2.7
Net cash (used in) provided by investing activities	$(287.7)	$134.5	$(321.4)
Cash flows from financing activities:
Proceeds from issuance of debt	$110.0	$2,454.3	$2,505.1
Payments on debt and capital lease obligations	(74.3)	(3,082.2)	(2,529.6)
Proceeds from issuance of common stock, net of issuance costs	—	334.1	—
Distribution to former Parent	—	—	(2.2)
Contribution from former Parent	—	20.3	123.0
Payment of debt issuance costs	—	(3.7)	(1.8)
Repurchase of old management units	—	(8.8)	—
Purchase of treasury stock	(73.3)	(4.8)	—
Other	(0.2)	(0.6)	(0.1)
Net cash (used in) provided by financing activities	$(37.8)	$(291.4)	$94.4
(Decrease) increase in cash and cash equivalents	(56.2)	38.6	(35.8)
Cash and cash equivalents, beginning of period	69.4	30.8	66.6
Cash and cash equivalents, end of period	$13.2	$69.4	$30.8
Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$126.8	$190.3	$222.6
Cash paid during the periods for income taxes	$11.9	$6.5	$8.1
Non-cash financing activities:
Capital lease additions	$3.7	$—	$—
Capital expenditure accounts payable and accruals	$18.2	$11.0	$23.6

The accompanying notes are an integral part of these consolidated and combined consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated and Combined Consolidated Financial Statements

1. Organization and Basis of Presentation

Organization

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

On May 25, 2017, the Company completed an initial public offering (“IPO”) of shares of its common stock, which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “WOW”. Prior to its IPO, WOW was wholly owned by Racecar Acquisition, which is a wholly owned subsidiary of WideOpenWest Holdings, LLC (“Parent”).  Prior to the IPO, the former Parent’s investment in WOW consisted of various classes of common units, which have been “pushed down” to the Company. Subsequent to the IPO, Racecar Acquisition and former Parent do not own any shares in the Company as a result of a distribution of shares to their respective owners. In the following context, the terms we, us, WOW, or the Company may refer, as the context requires, to WOW or, collectively, WOW and its subsidiaries.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Restatement of Previously Issued Consolidated Financial Statements

On May 1, 2006, an agreement and plan of merger (the “2006 Merger Transaction”) was consummated whereby proceeds from new equity and debt financing were utilized by Racecar Acquisition, LLC (the “Buyer”) to indirectly acquire 100% of the outstanding ownership interests of WideOpenWest, Inc. and the other existing Members at that time (collectively, the “Members”) of WOW Finance from the Company’s previous ultimate Parent company, WideOpenWest Holdings, LLC (the “Seller”).

As part of preparing our 2018 consolidated financial statements, the Company identified past errors in the accounting for deferred income tax liabilities and goodwill that resulted from the 2006 Merger Transaction. Specifically, the Company identified a past error in that a distribution, which occurred as part of the 2006 Merger Transaction, was not properly reflected as a reduction to the Members’ outside tax basis in WOW Finance, which resulted in an understatement of deferred income tax liabilities and goodwill of $97.8 million at the time of the 2006 Merger Transaction.

Following the 2006 Merger Transaction, WOW Finance continued as a partnership for tax purposes until 2016, at which point the Restructuring occurred creating a change in tax status for WOW Finance. Upon the change in tax status, the Members were deemed to have exchanged the deferred tax liability associated with their investment in WOW Finance for separate deferred tax positions in the underlying assets and liabilities of WOW Finance. As a result of the above, the Company determined that the deferred tax liabilities and deferred tax expense associated with its remeasurement of its interest in WOW Finance at the time of the 2016 Restructuring was incorrectly calculated as it was based upon the incorrect outside tax basis calculation made at the time of the 2006 Merger Transaction. The correction of the error resulted in an increase of deferred tax liabilities and of deferred tax expense of $59.9 million for the year ended December 31, 2016.

For 2017, the change to the deferred tax liabilities caused by the aforementioned error required revaluation due to the effects of the 2017 Tax Act. This impact, along with further insignificant income tax errors in the recorded tax effects related to the remeasurement of the previously held interest in WOW Finance, resulted in a required correction to decrease deferred tax liabilities and deferred tax expense by $24.7 million, resulting in increases to the Company’s net income and earnings per share for the year ended December 31, 2017.

As part of the review and assessment of the deferred income tax matter described above, the Company identified a past error in the allocation of corporate goodwill to individual reporting units at the time of the 2006 Merger Transaction. Specifically, goodwill was allocated in a manner consistent with the partnership agreement for the allocation of profits and losses to the Members, but not recorded and tested at the reporting unit level. Historically, the Company has had an excess of estimated fair value over carrying value of goodwill in certain of its reporting units that were ultimately impacted by the first quarter 2018 non-cash impairment charge and as such, a quantitative impairment analysis was not required. Accordingly, the error was not discovered until further investigation of the deferred income tax matter discussed above. In order to correct the allocation error, the Company correctly reallocated corporate goodwill between the reporting units in accordance with the reporting unit methodology in place at 2006. This correction resulted in a decrease in the first quarter of 2018 impairment charge by $40.1 million, which is reflected in the consolidated financial statements for the year ended December 31, 2018.

The cumulative impacts of the above described historical errors on the Company’s consolidated balance sheet as of December 31, 2018, prior to giving effect to the restatements, are understatements of goodwill of approximately $138.0 million, deferred tax liabilities of approximately $41.0 million and stockholders’ equity of approximately $97.0 million.

The impacts of these corrections to impacted financial statement line items for fiscal years 2016 and 2017 are as follows:

	Year ended		Year ended
	December 31, 2017		December 31, 2016
	As Reported	As Restated	As Reported	As Restated
Consolidated Balance Sheets:	(in millions)
Assets
Goodwill	$384.1	$481.9	$568.0	$665.8
Total assets	$2,441.6	$2,539.4	$2,770.8	$2,868.6
Liabilities and Stockholders’ Deficit
Other noncurrent liabilities	$7.0	$7.4	$19.1	$19.1
Deferred income taxes, net	220.4	255.2	370.2	430.1
Total liabilities	2,646.0	2,681.2	3,488.8	3,548.7
Accumulated deficit	(500.4)	(437.8)	(659.9)	(622.0)
Total stockholders’ deficit	(204.4)	(141.8)	(718.0)	(680.1)
Total liabilities and stockholders’ deficit	$2,441.6	$2,539.4	$2,770.8	$2,868.6

	Year ended		Year ended
	December 31, 2017		December 31, 2016
	As Reported	As Restated	As Reported	As Restated
Consolidated Statements of Operations:	(in millions)
Income tax benefit (expense)	$132.5	$157.2	$27.3	$(32.6)
Net income (loss)	$159.5	$184.2	$26.3	$(33.6)

	Year ended		Year ended
	December 31, 2017		December 31, 2016
	As Reported	As Restated	As Reported	As Restated
Consolidated Statements of Cash Flows:	(in millions)
Net income (loss)	$159.5	$184.2	$26.3	$(33.6)
Deferred income taxes	(149.8)	(174.8)	(36.3)	23.6
Payables and accruals	(45.6)	(45.3)	(26.0)	(26.0)

The impacts of the restatement have been reflected throughout the financial statements, including the applicable footnotes, as appropriate. Refer to Note 20, “Quarterly Financial Information (Unaudited)” for the impact of correcting these previously reported errors on the Company’s unaudited quarterly results.

2. Summary of Significant Accounting Policies

Principles of Consolidation

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

Certain employees of WOW participated in equity plans administered by the Company’s former Parent. As the management units from the equity plan were issued from the former Parent’s ownership structure, the management units’ value directly correlated to the results of WOW, as the primary asset of the former Parent’s investment in WOW. The management units for the equity plan have been “pushed down” to the Company, as the management units had been utilized as equity-based compensation for WOW management. Immediately prior to the Company’s IPO, these management units were cancelled. See Note 14 – Stock-based Compensation for further discussion.

Cash and Cash Equivalents

Cash equivalents represent short-term investments consisting of money market funds that are carried at cost, which approximates fair value. The Company considers all short-term investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Bad Debt

Bad debt expense and the allowance for doubtful accounts are based on historical trends. The Company’s policy to reserve for potential bad debts is based on the aging of the individual receivables. The Company manages credit risk by disconnecting services to customers who are delinquent, generally after sixty days of delinquency. The individual receivables are written-off after all reasonable efforts to collect the funds have been made. Actual write-offs may differ from the amounts reserved.

The change in the allowance for doubtful accounts consists of the following for the years ended December 31, (in millions):

	2018	2017
Balance at beginning of year	$5.8	$9.4
Provision charged to expense	20.2	19.7
Accounts written off	(19.7)	(25.0)
Other	1.2	1.7
Balance at end of year	$7.5	$5.8

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

Plant, property and equipment are depreciated over the estimated useful life upon being placed into service. Depreciation of plant, property and equipment is provided on a straight-line method, over the following estimated useful lives:

Estimated Useful
Asset Category	Lives (Years)
Office and technical equipment	3 - 10
Computer equipment and software	3
Customer premise equipment	5
Vehicles	5
Telephony infrastructure	5 - 7
Headend equipment	7
Distribution facilities	10
Building and leasehold improvements	5 - 20

Leasehold improvements are depreciated over the shorter of the estimated useful lives or lease terms.

Intangible Assets and Goodwill

Intangible assets consist primarily of acquired franchise operating rights, franchise related customer relationships and goodwill. Franchise operating rights represent the value attributable to agreements with local franchising authorities, which allow access to homes in the public right of way. The Company’s franchise operating rights were acquired through business combinations. The Company does not amortize franchise operating rights as it has determined that they have an indefinite life. Costs incurred in negotiating and renewing franchise operating agreements are expensed as incurred. Franchise related customer relationships represent the value to the Company of the benefit of acquiring the existing cable subscriber base and are amortized over the estimated life of the subscriber base (four years) on a straight-line basis, which is shorter than the economic useful life, which approximates an accelerated method. Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired in business combinations.

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

The Company calculates the fair value of franchise operating rights using the multi-period excess earnings method, an income approach, which calculates the value of an intangible asset by discounting its future cash flows. The fair value is determined based on estimated discrete discounted future cash flows attributable to each franchise operating right intangible asset using assumptions consistent with internal forecasts. Assumptions key in estimating fair value under this method include, but are not limited to, revenue and subscriber growth rates (less anticipated customer churn), operating expenditures, capital expenditures (including any build out), market share achieved, contributory asset charge rates, tax rates and discount rate. The discount rate used in the model represents a weighted average cost of capital and the perceived risk associated with an intangible asset such as franchise operating rights. See Note 7 - Franchise Operating Rights & Goodwill for discussion of impairment charges recognized for the years ended December 31, 2018 and 2017.

Goodwill

The Company assesses the recoverability of its goodwill at least annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that the asset might be impaired. The Company may first choose to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs a quantitative analysis. The Company may also choose to by-pass the qualitative assessment and proceed directly to the quantitative analysis.

In the quantitative analysis, the Company utilizes a discounted cash flow analysis to estimate the fair value of goodwill and compares such value to the carrying amount. Any excess of the carrying value of goodwill over the estimated fair value of goodwill would be expensed as an impairment loss.

Significant judgment by management is required to determine estimates and assumptions used in the valuation of plant, property and equipment, intangible assets and goodwill. The Company assessed its reporting units as part of its annual analysis on October 1 and determined that it had one reporting unit for goodwill. See Note 7 - Franchise Operating Rights & Goodwill for further discussion on the change in reporting units and a discussion of impairment charges recognized for the years ended December 31, 2018 and 2017.

Debt Issuance Costs

Debt issuance costs incurred by the Company are capitalized and are amortized over the life of the related debt using the effective interest rate method and are included in long-term debt in the accompanying consolidated balance sheets.

Other Noncurrent Assets

Other noncurrent assets are comprised primarily of long-term prepaid software costs, prepaid franchise fees, and prepaid site leases. All prepaids are recognized as operating expenses or selling, general, and administrative expense over the period of usage.

Fair Value of Financial Instruments

Carrying amounts reported in the consolidated balance sheets for cash and cash equivalents are carried at fair value. The carrying amounts reported in the consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to their short term maturities. The fair value of long-term debt is based on the debt’s variable rate of interest and the Company’s own credit risk and risk of nonperformance, as required by the authoritative guidance.

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

Certain of the Company’s franchise agreements and leases contain provisions requiring the Company to restore facilities or remove equipment in the event that the franchise or lease agreement is not renewed. The Company expects to continually renew its franchise agreements. Accordingly, the possibility is remote that the Company would be required to incur significant restoration or removal costs related to these franchise agreements in the foreseeable future. An estimated liability, which could be significant, would be recorded in the unlikely event a franchise agreement containing such a provision were no longer expected to be renewed.

An estimate of the obligations related to the removal provisions contained in the Company’s lease agreements has been made and recorded in the consolidated and combined consolidated financial statements; however, the amount is not material.

Revenue Recognition

Residential and business subscription services revenue consists primarily of monthly recurring charges for HSD, Video, and Telephony services, including charges for equipment rentals and other regulatory fees, and non-recurring charges for optional services, such as pay-per-view, video-on-demand, and other events provided to the customer. Monthly charges for residential and business subscription services are billed in advance and recognized as revenue over the period of time the associated services are provided to the customer. Charges for optional services are generally billed in arrears and are recognized at the point in time when the services are provided to the customer. Residential and business customers may be charged non-recurring upfront fees associated with installation and other administrative activities. Charges for upfront fees associated with installation and other administrative activities are initially recorded as unearned services revenue and recognized as revenue over the expected period of benefit for residential customers and over the contract term for business customers.

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

The Company’s trade receivables are subject to credit risk, as customer deposits are generally not required. The Company’s credit risk is limited due to the large number of customers, individually small balances and short payment terms. The Company manages credit risk by screening applicants through the use of internal customer information, identification verification tools and credit bureau data. If a customer account is delinquent, various measures are used to collect amounts owed, including termination of the customer’s service.

Advertising Costs

The cost of advertising is expensed as incurred and is included in selling, general and administrative expenses in the accompanying consolidated and combined consolidated statements of operations. Advertising expense during the years ended December 31, 2018, 2017 and 2016 was $31.2 million, $23.3 million and $22.9 million, respectively.

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

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and dispositions, including dispositions designed to be tax free, issues related to consideration paid or received, investments and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on interpretation of tax laws and regulations. In the normal course of business, the tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax, interest and penalty assessments by these taxing authorities. In determining the Company’s income tax provision for financial reporting purposes, the Company establishes a reserve for uncertain income tax positions unless such positions are determined to be more likely than not of being sustained upon examination, based on their technical merits. That is, for financial reporting purposes, the Company only recognizes tax benefits taken on the tax return that the Company believes are more likely than not of being sustained. There is considerable judgment involved in determining whether positions taken on the tax return are more likely than not of being sustained.

The Company adjusts its tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated income tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of income tax provision.

Derivative Financial Instruments

The Company may use derivative financial instruments to manage its exposure to fluctuations in interest rates by entering into interest rate exchange agreements such as interest rate swaps and interest rate caps. All derivatives, whether designated as a hedge or not, are required to be recorded on the consolidated balance sheet at fair value. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. Refer to Note 11 – Derivative Instruments and Hedging Activities for a discussion of hedging activities for the year ended December 31, 2018.

Stock-based Compensation

The Company’s stock-based compensation consists of awards of management incentive units (prior to the Company’s IPO) and restricted stock awards (subsequent to the Company’s IPO). Compensation costs associated with these awards are based on the estimated fair value at the date of grant and are recognized over the period in which any related services are provided or when it is probable any related performance condition will be met and distributions are declared. The Company currently does not estimate forfeitures on the restricted stock awards but accounts for forfeitures as they occur.

Segments

The Company’s chief operating decision maker (“CODM”) regularly reviews the Company’s results to assess the Company’s performance and allocates resources at a consolidated level. Although the consolidated results include the Company’s three products (i) HSD; (ii) Video; and (iii) Telephony and are used to assess performance by product(s), decisions to allocate resources (including capital) are made to benefit the consolidated Company. The three products are delivered through a unified network and have similar types or classes of customers. Furthermore, the decision to allocate resources to plant maintenance and to upgrade the Company’s service delivery over a unified network to the customer benefits all three product offerings and is not based on any given service product. As such, management has determined that the Company has one reportable segment, broadband services.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, an entity is required to recognize right-of-use assets and lease liabilities on its consolidated balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018 (January 1, 2019 for the Company). ASU 2016-02 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Targeted Improvements (“ASU 2018-11”) and ASU 2018-20, Narrow-Scope Improvements for Lessors.

The Company adopted the new guidance on the effective date of January 1, 2019 and used the adoption date as the date of initial application as allowed under ASU 2018-11. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits the Company not to reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs, and the practical expedient pertaining to land easements, which allows the Company to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under current Topic 840. The Company did not elect the use-of-hindsight transition practical expedient.

The Company adopted ASU 2016-02 utilizing the effective date method. The new standard resulted in the recording of right-of-use assets and liabilities for the Company’s operating leases of approximately $23.9 million and $25.0 million, respectively, as of January 1, 2019. The difference between the right-of-use assets and liabilities primarily represents the existing accrued rent balance, which was reclassified upon adoption. The adoption of the standard is not expected to have a material impact on the Company’s results from operations and cash flows. The adoption of the new standard will result in additional disclosures around amount, timing and uncertainty of cash flows arising from leases including quantitative and qualitative information including significant judgments in applying the new standard.

The new standard also provides practical expedients for the Company’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify, meaning the Company will not recognize right-of-use assets or lease liabilities for existing and new lease agreements that have a term of less than 12 months. The Company elected the practical expedient to not separate lease and non-lease components for all of its leases, including those for which the Company is a lessee and those for which it is a lessor.

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

The following tables summarize the impacts of adopting ASC 606 on the Company’s consolidated balance sheet and statements of operations as of and for the year ended December 31, 2018.

Consolidated Balance Sheet

	As of December 31, 2018
			Without
			adoption of
	As Reported	Adjustments	Topic 606
	(in millions)
Assets
Current assets:
Prepaid expenses and other	$15.4	$(6.0)	$9.4
Total current assets	112.4	(6.0)	106.4
Other noncurrent assets	32.2	(20.3)	11.9
Total assets	$2,419.6	$(26.3)	$2,393.3
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of unearned service revenue	$60.2	$(3.3)	$56.9
Total current liabilities	224.1	(3.3)	220.8
Deferred income taxes, net	201.4	(0.2)	201.2
Other noncurrent liabilities	13.0	(0.6)	12.4
Total liabilities	2,709.9	(4.1)	2,705.8
Accumulated deficit	(519.3)	(22.2)	(541.5)
Total stockholders’ deficit	(290.3)	(22.2)	(312.5)
Total liabilities and stockholders’ deficit	$2,419.6	$(26.3)	$2,393.3

Consolidated Statements of Operations

	Year ended December 31, 2018
			Without
			adoption of
	As Reported	Adjustments	Topic 606
	(in millions)
Revenue	$1,153.8	$1.8	$1,155.6
Costs and expenses:
Selling, general and administrative	154.1	14.9	169.0
	1,175.4	14.9	1,190.3
Loss from operations	(21.6)	(13.1)	(34.7)
Loss before provision for income taxes	(152.4)	(13.1)	(165.5)
Net loss	$(90.6)	$(13.1)	$(103.7)

ASU 2018-16, List of Benchmark Interest Rates for Hedge Accounting

In October 2018, the FASB issued ASU 2018-16, List of Benchmark Interest Rates for Hedge Accounting (“ASU 2018-16”), which amends ASC 815 to add the overnight index swap (“OIS”) rate based on the secured overnight financing rate as a fifth U.S. benchmark interest rate. The other four eligible benchmark interest rates under ASC 815 are: (1) interest rates on direct Treasury obligations of the U.S. government, (2) the LIBOR swap rate, (3) the OIS rate based on the Fed Funds effective rate, and (4) the Securities Industry and Financial Markets Association municipal swap rate. ASU 2018-16 is effective concurrently with the adoption of ASC 2017-12. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Revenue by Service Offering

Revenue by service offering is set forth in the table below (in millions):

	Year ended December 31, 2018

	Residential	Business	Total
	Subscription	Subscription	Revenue
HSD	$393.6	$73.5	$467.1
Video	465.3	14.1	479.4
Telephony	74.4	41.9	116.3
Total subscription services revenue	$933.3	$129.5	$1,062.8
Other business services revenue (1)	—	—	28.1
Other revenue	—	—	62.9
Total revenue	$933.3	$129.5	$1,153.8

(1)	Includes wholesale and colocation revenue of $21.9 million for the year ended December 31, 2018.

Costs of Obtaining Contracts with Customers

The Company recognizes an asset for incremental costs of obtaining contracts with customers when it expects to recover those costs. Costs which would be incurred regardless of whether a contract is obtained are expensed as they are incurred.  Costs of obtaining contracts with customers are amortized over the expected period of benefit, which generally ranges from three to four years for residential customers and six to seven years for business customers. As of December 31, 2018, the current portion of costs of obtaining contracts with customers of $6.0 million and non-current portion of costs of obtaining contracts with customers of $20.3 million are included in prepaid expenses and other noncurrent assets, respectively, in the Company’s consolidated balance sheet. Amortization of costs of obtaining contracts with customers is included in selling, general and administrative expense in the Company’s consolidated statement of operations.

Contract Liabilities

Monthly charges for residential and business subscription services are billed in advance and recorded as unearned service revenue. Residential and business customers may be charged non-recurring upfront fees associated with installation and other administrative activities. Charges for upfront fees associated with installation and other administrative activities are initially recorded as unearned services revenue and recognized as revenue over the expected period of benefit for residential customers, which has been estimated as five months, and over the contract term for business customers, which has been estimated as thirty months. The Company has estimated the expected period of benefit for residential customers based on consideration of quantitative and qualitative factors including the average installation fee charged, the average monthly revenue per customer, and customer behavior. As of December 31, 2018, the current portion of $3.3 million and the non-current portion of $0.6 million are included in current portion of unearned service revenue and other noncurrent liabilities, respectively, in the Company’s consolidated balance sheet.

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

A summary of expected commercial revenue to be recognized in future periods related to performance obligations which have not been satisfied or are partially unsatisfied as of December 31, 2018 is set forth in the table below:

	2019	2020	2021	Thereafter	Total
	(in millions)
Subscription services	$72.4	$40.4	$15.4	$7.9	$136.1
Other business services	4.8	1.6	0.7	0.7	7.8
Total expected revenue	$77.2	$42.0	$16.1	$8.6	$143.9

4. Crestview and Avista Investment

On December 18, 2015, funds managed by Crestview Advisors, LLC ("Crestview"), a private equity firm based in New York, and the Company’s former Parent consummated a transaction whereby Crestview Partners III GP, L.P. became the beneficial owner of approximately 35% of the membership units of the former Parent. Under terms of the agreement, Crestview’s funds purchased units held by Avista Capital Partners ("Avista") and other unit holders, and made a $125.0 million primary investment in newly-issued units.

On April 29, 2016, funds managed by Avista and Crestview made an additional $40.0 million investment in newly-issued membership units in the former Parent.

As of December 31, 2017, all the proceeds from the funds’ investments of Avista and Crestview in the amount of $143.3 million, net of transaction costs, had been contributed to the Company.

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

In addition to the APA, the Company and a subsidiary of Verizon entered into a Construction Services Agreement pursuant to which the Company will complete the build-out of the network in exchange for $50.0 million, which represents the estimated remaining build-out costs to complete the network. The $50.0 million will be recognized over time as such network elements are completed and accepted. The Company anticipates such network elements will be completed in the first half of 2019.

As a result of entering into the Construction Services Agreement, the Company concluded that the assets and liabilities associated with the build-out of the network met the criteria to be classified as held for sale. As of December

31, 2018 and 2017, the Chicago fiber network has $30.6 million and $10.4 million, respectively, in total assets held for sale that are included in the accompanying consolidated balance sheets which represent what the Company has spent on construction subsequent to the signing of the definitive agreement, less the costs of sites completed.

The Company recognized a $2.0 million gain on sale of assets resulting from the completion and acceptance of certain network elements under the Construction Services Agreement during the year ended December 31, 2018. From the period August 1, 2017 through December 14, 2017, the Company completed a portion of the network elements under the Construction Services Agreement. The payment for these completed elements was included in the closing of the APA, resulting in the recognition of a $0.4 million gain on sale of assets for the year ended December 31, 2017.

Sale of Lawrence, Kansas System

On January 12, 2017, the Company and Midcontinent Communications (“MidCo”) consummated an asset purchase agreement under which MidCo acquired the Company’s Lawrence, Kansas system for net proceeds of approximately $213.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the agreement. As a result of the asset purchase agreement, the Company recorded a gain on sale of assets of $38.4 million. The results of the Company’s Lawrence, Kansas system are included in the year ended December 31, 2016 combined consolidated financial statements and the first 12 days of the year ended December 31, 2017 consolidated financial statements. The Company and MidCo also entered into a transition services agreement under which the Company provided certain services to MidCo on a transitional basis. The transition services agreement, originally expiring on July 1, 2017, was extended to September 28, 2017. Charges for the transition services generally allowed the Company to fully recover all allowed costs and allocated expenses incurred in connection with providing these services, generally without profit.

6. Plant, Property and Equipment

Plant, property and equipment consist of the following:

	December 31,	December 31,
	2018	2017
	(in millions)
Distribution facilities	$1,543.3	$1,373.6
Customer premise equipment	440.4	414.5
Head-end equipment	321.9	320.4
Telephony infrastructure	94.8	92.4
Computer equipment and software	129.1	107.6
Vehicles	36.5	36.0
Buildings and leasehold improvements	46.3	44.6
Office and technical equipment	32.7	32.8
Land	6.2	6.2
Construction in progress (including material inventory and other)	157.8	95.2
Total plant, property and equipment	2,809.0	2,523.3
Less accumulated depreciation	(1,755.6)	(1,598.6)
	$1,053.4	$924.7

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $185.1 million, $196.2 million, and $193.4 million, respectively. Included in depreciation expense were write-offs and sales of customer premises equipment of $0.6 million, $0.6 million, and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

7. Franchise Operating Rights & Goodwill

Restatement of Previously Issued Consolidated Financial Statements

Prior year amounts have been restated to reflect the correction of the errors discussed in Note 1, “Ownership and Basis of Presentation”.

Changes in the carrying amounts of the Company’s franchise operating rights and goodwill during 2018 and 2017 are set forth below:

	January 1,				December 31,
	2018	Acquisitions	Sale	Impairment	2018
	(in millions)
Franchise operating rights	$952.4	$—	$—	$(143.2)	$809.2
Goodwill - As restated	481.9	—	—	(73.1)	408.8
	$1,434.3	$—	$—	$(216.3)	$1,218.0

	January 1,				December 31,
	2017	Acquisitions	Sale (1)	Impairment	2017
	(in millions)
Franchise operating rights	$1,066.6	$—	$(100.1)	$(14.1)	$952.4
Goodwill - As restated	665.8	—	(50.6)	(133.3)	481.9
	$1,732.4	$—	$(150.7)	$(147.4)	$1,434.3

(1)	See note 5 for discussion of asset sales.

Impaired Franchise Operating Rights

The Company evaluates the recoverability of its franchise operating rights at least annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. Franchise operating rights are evaluated for impairment by comparing the carrying value of the intangible asset to its estimated fair value, utilizing both quantitative and qualitative methods, at the reporting unit level. Qualitative analysis is performed for franchise assets in the event the previous analysis indicates that there is a significant margin between the estimated fair value of franchise operating rights and the carrying value of those rights, and that it is more likely than not that the estimated fair value equals or exceeds carrying value.

For franchise operating rights that were evaluated using quantitative analysis, the Company calculates the estimated fair value of franchise operating rights using the multi‑period excess earnings method, an income approach, which calculates the estimated fair value of an intangible asset by discounting its future cash flows. The estimated fair value is determined based on discrete discounted future cash flows attributable to each franchise operating right intangible asset using assumptions consistent with internal forecasts. Assumptions key in estimating fair value under this method include, but are not limited to, revenue and subscriber growth rates (less anticipated customer churn), operating expenditures, capital expenditures (including any build out), market share achieved or market multiples, contributory asset charge rates, tax rates and a discount rate. The discount rate used in the model represents a weighted average cost of capital and the perceived risk associated with an intangible asset such as the Company’s franchise operating rights.

The Company recognized a triggering event in the first quarter of 2018 due to the decline in its common stock price during the three months ended March 31, 2018. The Company performed an evaluation of recoverability of its franchise operating rights for this period, which resulted in the recognition of non-cash impairment charges of $3.2 million, $47.5 million, $77.5 million, and $15.0 million in the Panama City, FL, Montgomery, AL, Huntsville, AL, and Dothan, AL reporting units, respectively.

The Company performed its annual analysis on October 1 as mentioned above. As a result of the quantitative and qualitative analysis, the estimated fair value of each of the reporting units was above the carrying value for the year ended December 31, 2018. As such, no further impairment charges were recognized for the year ended December 31, 2018.

The Company recognized non-cash impairment charges of $143.2 million and $14.1 million for the years ended December 31, 2018 and 2017, respectively. The primary driver of the impairment charges in 2018 and 2017 was a decline in the price of the Company’s common stock, which reduced the market multiples utilized to determine estimated fair market values of indefinite-lived intangible assets in certain reporting units. The impairment charges do not have an impact on the Company’s intent and/or ability to renew or extend existing franchise operating rights.

Impaired Goodwill

The Company evaluates goodwill for impairment at least annually on October 1, at the reporting unit level utilizing both quantitative and qualitative methods. Qualitative analysis is performed for goodwill assets in the event the previous analysis indicates that there is a significant margin between estimated fair value and carrying value of goodwill, and that it is more likely than not that the estimated fair value equals or exceeds carrying value.

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

The Company recognized a triggering event in the first quarter of 2018 due to the decline in its common stock price during the three months ended March 31, 2018. The Company performed an evaluation of recoverability of its goodwill for this period, which resulted in the recognition of non-cash impairment charges of $23.7 million, $16.7 million, $20.2 million and $12.5 million in the Panama City, FL, Huntsville, AL, Augusta, GA and Chicago, IL reporting units, respectively,

The Company performed its annual analysis on October 1 as mentioned above. As a part of the annual analysis, the Company assessed its reporting units and determined that one reporting unit was appropriate, which represents a change from the first quarter of 2018 and prior periods. The Company recognized a change in reporting units as a result of significant changes in personnel, reporting and operating structure which occurred throughout 2018. The Company completed an assessment of any potential impairment for all reporting units immediately prior to and after the reporting unit change and determined that no impairment existed. As such, no further impairment charges were recognized for the year ended December 31, 2018.

The Company recognized non-cash impairment charges of $73.1 million and $133.3 million for the years ended December 31, 2018 and 2017, respectively. The primary driver of the impairment charges in 2018 and 2017 was a decline in the price of the Company’s common stock, which reduced the market multiples utilized to determine estimated fair market values of goodwill in certain reporting units.

8. Intangible Assets Subject to Amortization

Intangible assets subject to amortization consist primarily of customer relationships and changes in the carrying amounts during 2018 and 2017 are set forth below:

	January 1,				December 31,
	2018	Acquisitions	Sale	Amortization	2018
	(in millions)
Customer relationships	$2.5	$—	$—	$(1.0)	$1.5
Other	3.0	0.4	—	(1.3)	2.1
	$5.5	$0.4	$—	$(2.3)	$3.6

	January 1,				December 31,
	2017	Acquisitions	Sale	Amortization	2017
	(in millions)
Customer relationships	$3.6	$—	$—	$(1.1)	$2.5
Other	4.0	0.6	(0.1)	(1.5)	3.0
	$7.6	$0.6	$(0.1)	$(2.6)	$5.5

Amortization expense is included in depreciation and amortization expense in the accompanying consolidated and combined consolidated statements of operations. Amortization expense for years ended December 31, 2018, 2017 and 2016 was $2.3 million, $2.6 million and $13.6 million, respectively.

Scheduled amortization of the Company’s intangible assets as of December 31, 2018 for the next five years is as follows (in millions):

2019	$1.7
2020	0.8
2021	0.3
2022	0.2
2023	0.2
Thereafter	0.4
$3.6

9. Accrued Liabilities and Other

Accrued liabilities and other consist of the following:

	December 31,	December 31,
	2018	2017
	(in millions)
Programming costs	$35.4	$32.2
Franchise and revenue sharing fees	12.0	12.2
Payroll and employee benefits	19.7	11.5
Property, income, sales and use taxes	7.4	18.9
Utility pole rentals	2.5	1.5
Interest rate swaps	2.6	—
Other accrued liabilities	13.6	10.7
	$93.2	$87.0

10. Long-Term Debt and Capital Lease Obligations

The following table summarizes the Company’s debt and capital lease obligations:

				December 31,
	December 31, 2018			2017
	Available
	borrowing	Effective	Outstanding	Outstanding
	capacity	interest rate (1)	balance	balance
	(in millions)
Long-term debt:
Term B Loans, net(2)	$—	5.66%	$2,240.9	$2,261.4
Revolving Credit Facility(3)	234.5	5.34%	60.0	—
Total long-term debt	$234.5		2,300.9	2,261.4
Capital lease obligations			5.1	2.8
Total long-term debt and capital lease obligations			2,306.0	2,264.2
Debt issuance costs, net(4)			(10.5)	(13.0)
Sub-total			2,295.5	2,251.2
Less current portion			(24.1)	(24.0)
Long-term portion			$2,271.4	$2,227.2

(1)	Represents the effective interest rate in effect for all borrowings outstanding as of December 31, 2018 pursuant to each debt instrument including the applicable margin.
(2)	At December 31, 2018 includes $10.6 million of net discounts.
(3)

Available borrowing capacity at December 31, 2018 represents $300.0 million of total availability less outstanding letters of credit of $5.5 million. Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company.

(4)   At December 31, 2018, debt issuance costs include $7.7 million related to Term B Loans and $2.8 million related  the Revolving Credit Facility.

Refinancing of the Term B Loans and Revolving Credit Facility

On July 17, 2017, the Company entered into an eighth amendment (“Eighth Amendment”) to its Credit Agreement, with JPMorgan Chase Bank, N.A. as the administrative agent and revolver agent. Under the Eighth Amendment, (i) the Company borrowed new Term B loans in an aggregate principal amount of $230.5 million, for a total outstanding Term B loan principal amount of $2.28 billion and (ii) the revolving credit commitments were increased by an aggregate principal amount of $100.0 million, for a total outstanding revolving credit commitment of $300.0 million available to the Company under the revolving credit facility. The new Term B loans will mature on August 19, 2023 and bear interest, at the Company’s option, at a rate equal to ABR plus 2.25% or LIBOR plus 3.25%. Loans under the revolving credit facility will mature on May 31, 2022 and bear interest, at the Company’s option, at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%. The guarantees, collateral and covenants in the Eighth Amendment remain unchanged from those contained in the credit agreement prior to the Eighth Amendment. As a result of the re-financing, the Company recorded a $6.3 million loss on early extinguishment of debt related to the write off of unamortized debt issuance costs and third party costs.

On May 31, 2017, the Company entered into a seventh amendment (“Seventh Amendment”) to its Credit Agreement. The Seventh Amendment (i) refinanced the then existing $200.0 million of borrowings available to the Company under the revolving credit facility and (ii) extended the maturity date of the revolving credit facility to May 31, 2022, unless an earlier date was triggered under certain circumstances. The interest rate margins applicable to the revolving credit facility bore interest at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%. Additionally, the Company entered into an Incremental Commitment Letter to its revolving credit facility that increased the available borrowings to $300.0 million that became available upon compliance by the Company with certain conditions (see redemption of 10.25% senior notes whereby such conditionality was subsequently achieved as a result of the Eighth Amendment). The guarantees, collateral and covenants in the Seventh Amendment remained unchanged from those contained in the credit agreement prior to the Seventh Amendment. As a result of the refinancing, the Company recorded a $1.0 million loss on early extinguishment of debt, primarily related to the write-off of unamortized deferred issuance costs and third party costs.

On August 19, 2016, the Company entered into a sixth amendment ("Sixth Amendment") to its Credit Agreement. The Sixth Amendment provided for the addition of a $2.065 billion seven year Term B Loan which bore interest at LIBOR plus 3.50% or ABR plus 2.50% and included a 1.00% LIBOR floor. The Term B Loan had a maturity date of August 19, 2023, unless the earlier maturity dates set forth below was triggered under the following circumstances: (a) April 15, 2019 if (i) any of the Company’s existing outstanding Senior Notes were outstanding on April 15, 2019, or (ii) any future indebtedness with a final maturity date prior to the date that is 91 days after August 19, 2023 was incurred to refinance the Company’s existing Senior Notes or (b) July 15, 2019 if (i) any of the Company’s existing Senior Subordinated Notes were outstanding on July 15, 2019, or (ii) any indebtedness with a final maturity prior to the date that is 91 days after August 19, 2023 was incurred to refinance the Company’s existing Senior Subordinated Notes. As described below, the Senior Subordinated Notes were fully redeemed on December 18, 2016 and the Senior Notes were fully redeemed on July 17, 2017. As a result of the re-financing, the Company recorded a loss on early extinguishment of debt of $10.5 million primarily related to the write off of the unamortized debt issuance costs and third part costs associated with the pre-existing Term B Loans.

On May 11, 2016, the Company entered into a fifth amendment (“Fifth Amendment”) to its Credit Agreement. The Fifth Amendment provided for the addition of an incremental $432.5 million Term B Loan with a maturity date of April 2019 and which bore interest, at the Company’s option, at LIBOR plus 3.50% or ABR plus 2.50% and included a 1.00% LIBOR floor. Proceeds from the issuance of the Term B Loans were used to repay all remaining $382.5 million outstanding principal under the Company’s Term B-1 Loans which had a maturity date of July 2017 and which bore interest at LIBOR plus 3.00% or ABR plus 2.00% and included a 0.75% LIBOR floor. As a result of the re-financing, the Company recorded a loss on early extinguishment of debt of $2.5 million primarily related to the write off of unamortized debt issuance costs related to a portion of the former Term B-1 Loans.

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

On July 17, 2017, the Company used the proceeds of the new Term B loans under the Eighth Amendment, and borrowed $180.0 million under its revolving credit facility, proceeds from the IPO and cash on hand to fully redeem all of the Company’s remaining outstanding Senior Notes and to pay certain fees and expenses. In connection with the redemption of the Senior Notes, the Company satisfied and discharged the indenture governing the Senior Notes. The Company paid $729.9 million in principal amount, incurred prepayment fees of $18.7 million and paid accrued interest of $37.6 million. The Company recorded a loss on early extinguishment of debt of $19.8 million related to the write-off of deferred issuance costs, premium, and prepayment fees.

Redemption of 13.38% Senior Subordinated Notes

During the year ended December 31, 2016, the Company made three redemption payments on the outstanding 13.38% Senior Subordinated Notes totaling $295.0 million in principal and $28.2 million of accrued interest. The Company recorded a loss on early extinguishment of debt of $25.0 million related to prepayment fees and the write-off of premium and debt issuance costs.

Long-Term Debt Extinguishment

As noted above, the Company recorded a loss on early extinguishment of debt and premium of $nil, $32.1 million and of $38.0 million during the years ended December 31, 2018, 2017 and 2016, respectively. The loss on early extinguishment of debt primarily represents prepayment fees, expensing of debt issuance costs and third party fees associated with the refinancing and extinguishment of debt.

Amortization of debt issuance costs and debt discount and accretion of debt premium, which are both included in interest expense in the accompanying consolidated and combined consolidated statements of operations, for the three years ended December 31, 2018, 2017 and 2016 are as follows (in millions):

	December 31,
	2018	2017	2016
Amortization of deferred issuance costs	$2.4	$4.0	$8.7
Accretion of debt premium	—	(1.1)	(2.5)
Amortization of debt discount	2.3	2.1	1.4

Maturities of long-term debt, excluding capital lease obligations, as of December 31, 2018 are as follows (in millions):

Long-term
Debt
Year ended December 31, 2019	$22.8
Year ended December 31, 2020	22.8
Year ended December 31, 2021	22.8
Year ended December 31, 2022	82.8
Year ended December 31, 2023	2,149.7
Thereafter	—
$2,300.9

As of December 31, 2018, the Company was in compliance with all debt covenants.

11. Derivative Instruments and Hedging Activities

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

As of December 31, 2018, the Company is the fixed rate payor on two interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $2,311.5 million, not including debt issuance costs and discount, of the Company’s LIBOR-based variable rate borrowings. These contracts carry fixed rates of 2.7% and have an expiration date of May 2021. These swap contracts qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments. As all of the critical terms of each of the derivative instruments matched the underlying terms of the hedged debt and related forecasted interest payments, these hedges were considered highly effective. Based on LIBOR-based swap yield curves as of December 31, 2018, the Company expects to reclassify losses of $2.6 million out of accumulated other comprehensive income (“AOCI”) into earnings within the next 12 months.

The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the consolidated balance sheet as of December 31, 2018. The Company did not have any derivative instruments as of December 31, 2017.

	Fair Value	Fair Value
	Accrued	Other
	Liabilities	Non-Current
	and Other	Liabilities
Derivatives Designated as Hedging Instruments	(in millions)
Interest rate swap contracts	$2.6	$4.0

Losses recognized in the consolidated statement of operations for the year ended December 31, 2018 total $4.8 million.

Gains and losses on derivatives designated as cash flow hedges included in the consolidated statements of comprehensive income (loss) for the year ended December 31, 2018 are shown in the table below. The Company did not have any derivative instruments for the year ended December 31, 2017.

	Year ended
	December 31,
	2018	2017
Interest rate swap contracts(1)	(in millions)
Loss recorded in AOCI on derivatives	$6.5	$—
Loss reclassified from AOCI into income	—	—

(1)

Losses on derivatives reclassified from AOCI into income will be included in “Interest expense” in the consolidated statements of operations, the same income statement line item as the earnings effect of the hedged item.

For the periods presented, all cash flows associated with derivatives are classified as operating cash flows in the consolidated statements of cash flows.

12. Fair Value Measurements

The fair values of cash and cash equivalents, receivables, trade payables, and the current portions of long-term debt approximate carrying values due to the short-term nature of these instruments. For assets and liabilities of a long-term nature, the Company determines fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs. The Company applies the following hierarchy in determining fair value:

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018.

	Level 1	Level 2	Level 3	Total
	(in millions)
Financial Liabilities
Interest rate swaps (1)	$—	$6.6	$—	$6.6
Long-term debt (2)	—	2,093.9	—	2,093.9
Total	$—	$2,100.5	$—	$2,100.5

(1)

Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curves as of December 31, 2018. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

(2)

Measured based on dealer quotes considering current market rates for the Company’s credit facility. The ratio of the Company’s aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets. Debt fair value does not include debt issuance costs and discount.

The Company did not participate in any interest rate swap contracts in 2017. The estimated fair value of the Company’s long-term debt (note 10) was approximately $2,254.4 million, not including debt discount and premium, compared to a carrying value of $2,274.3 million, not including debt discount and premium, as of December 31, 2017.

There were no transfers into or out of Level 1, 2 or 3 during the years ended December 31, 2018 and 2017.

13. Equity

Initial Public Offering

On May 25, 2017, the Company completed an IPO of shares of its common stock, which are listed on the NYSE under the ticker symbol “WOW”.

The Company sold 20,970,589 shares of its common stock at a price of $17 per share (including the exercise of the overallotment) for $356.5 million in gross proceeds.  The Company incurred costs directly associated with the IPO of $22.5 million, resulting in proceeds from the IPO (net of issuance costs) of $334.0 million. Outstanding shares and per-share amounts disclosed as of December 31, 2018 and for all other comparative periods presented have been retroactively adjusted to reflect the effects of the May 25, 2017, 66,498.762 to 1 stock-split.

Common Stock Repurchase Plan

The following represents the Company’s purchase of WOW common stock during the years ended December 31, 2018 and 2017. The shares are reflected as treasury stock in the Company’s consolidated balance sheets.

	December 31,
	2018	2017
Share buybacks	7,098,637	461,173
Income tax withholding	332,503	—
	7,431,140	461,173

On December 14, 2017, the Company’s Board of Directors authorized the Company to purchase up to $50.0 million of its outstanding common stock. The Company completed the buyback program on March 26, 2018, with total common stock shares repurchased of 5.1 million.

On May 10, 2018, the Company’s Board of Directors authorized the Company to repurchase up to $25.0 million of its outstanding common stock. The Company completed the buyback program on August 8, 2018, with total common stock shares repurchased of 2.5 million.

The Company has the authority to re-issue shares repurchased under the buyback programs.

14. Stock-based Compensation

2017 Omnibus Incentive Plan

In connection with the Company’s IPO, the Company’s Board of Directors adopted and approved the 2017 Omnibus Incentive Plan (“2017 Plan”) and cancelled its former management unit equity incentive plan (“2016 Profit Interest Plan”). The 2017 Plan provides for grants of stock options, restricted stock and performance awards. The Company’s directors, officers and other employees and persons who engage in services for the Company are eligible for grants under the 2017 Plan. The purpose of the 2017 Plan is to provide individuals with incentives to maximize stockholder value and otherwise contribute to the Company’s success and to enable the Company to attract, retain and reward the best available persons for positions of responsibility. The 2017 Plan has authorized 6,355,054 shares of its common stock to be available for issuance under the 2017 Plan, subject to adjustment in the event of a reorganization, stock split, merger or similar change in the Company’s corporate structure or the outstanding shares of common stock. The Company’s Compensation Committee administers the 2017 Plan. The Board of Directors also has the authority to administer the 2017 Plan and to take all actions that the Company’s Compensation Committee is otherwise authorized to take under the 2017 Plan. The terms and conditions of each award made under the 2017 Plan, including vesting requirements, are consistent with the 2017 Plan in a written agreement with the grantee.

Employee Grants

Senior management that had participated in the 2016 Profit Interest Plan were granted (based on a conversion factor of management units to new common shares) new restricted stock to replace the units that were cancelled in the 2016 Profit Interest Plan. The conversion resulted in grants of 394,052 shares of restricted stock that vest ratably at 33% per year beginning on June 30, 2018 assuming the award recipient continues to be employed by the Company.  Senior management also received 450,356 shares of restricted stock in connection with long-term incentive compensation under the 2017 Plan.  These restricted stock grants vest ratably at 33% per year beginning on June 30, 2018 assuming the award recipient continues to be employed by the Company.

Employees that had participated in the 2016 Director Appreciation Rights Plan were granted new restricted stock (based on a conversion factor of the then calculated value of such pool).  These employees were granted 78,050 shares of restricted stock under the 2017 Plan that vest ratably at 33% per year beginning on June 30, 2018 assuming the award recipient continues to be employed by the Company.

Each year, the Company’s Compensation Committee, in consultation with the Company’s Chief Executive Officer (“CEO”), establishes an annual incentive bonus plan. In 2017, the 2017 Management Bonus Plan (“2017 MBP”) was initially established, which provided for incentive cash bonuses for the majority of the Company’s employees based upon the achievement of certain business and individual or department objectives, including most prominently adjusted consolidated earnings before interest, tax, depreciation and amortization. Target bonus payouts were established based on a percentage of the participant’s base salary based on the title/position. In connection with the Company’s IPO, the Compensation Committee, in consultation with the Company’s CEO, replaced the 2017 MBP with an equity compensation plan, and granted restricted shares out of the 2017 Plan in lieu of any cash bonus payments. The Compensation Committee granted restricted shares equal to 100% to 150% achievement of the 2017 MBP. Such grants in aggregate totaled 866,708 shares, which vested 100% on June 30, 2018 assuming the participant was employed by the Company at that time. Furthermore, the members of the Company’s Board of Directors received 54,361 shares, in aggregate, of restricted stock that vested 100% on June 30, 2018.

In connection with the hiring of the Company’s new CEO, the Company granted 171,233 shares of restricted stock that vest ratably over a four year period beginning December 14, 2018.

The following table summarizes the restricted stock award activity for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
	2018		2017
		Weighted Average		Weighted Average
	Shares	Grant Price	Shares	Grant Price
Outstanding, beginning of period	1,914,570	$16.82	—
Granted	2,116,546	7.78	2,039,555	$16.87
Vested	(1,242,930)	17.08	—
Forfeited	(431,768)	13.19	(124,985)	$17.64
Outstanding, end of period (1)	2,356,418	$9.23	1,914,570	$16.82

(1)	The total outstanding non-vested shares of restricted stock awards granted to employees and directors are included in total outstanding shares as of December 31, 2018.

The above table includes 496,006 restricted shares that were granted in lieu of units cancelled from plans prior to the 2017 Plan, thus these restricted shares do not count towards the 6,355,054 shares authorized by the plan. Of these shares, 472,102 represent unvested shares from units cancelled under the old 2016 Profit Interest Plan and 2016 Director Appreciation Rights Plan that vest ratably at 33% per year beginning on June 30, 2018.

For restricted stock awards that contain only service conditions for vesting, the Company calculates the award fair value based on the closing stock price on the accounting grant date.

For the years ended December 31, 2018, 2017 and 2016 the Company recorded $13.0 million, $13.4 million and $1.1 million of non-cash compensation, respectively. The non-cash compensation expense which is reflected in selling, general and administrative expense and operating expenses (excluding depreciation and amortization), depending on the recipients’ duties, in the Company’s consolidated and combined consolidated statements of operations. Total non-recognized non-cash compensation as of December 31, 2018 was $17.0 million and is expected to be recognized over a weighted-average period of 2.74 years.

2016 Profit Interest Plan

On February 3, 2016, the former Parent adopted a Profit Interest Plan pursuant to which the Board of former Parent could grant 295,667 Management Incentive Units (“Incentive Units”), or approximately 8% of the total outstanding units of former Parent, excluding Incentive Units, to employees, managers, officers, directors, and consultants of the Company or any of its subsidiaries.

Incentive Units granted under the 2016 Profit Interests Plan were intended to constitute a “profits interest” in the former Parent for tax purposes. Generally, these Incentive Units were subject to a combination of time, performance, and market-based vesting conditions. Upon vesting, the award recipient receives a Class D unit in the former Parent. Such Class D units represent a right to a fractional portion of the profits and distributions of former Parent in excess of a “floor amount” determined in accordance with the Operating Agreement. These D units were cancelled immediately prior to the Company’s IPO. As discussed above, vested Class D units were replaced with shares of restricted stock of the Company based on a specific conversion factor.

Additionally, on July 18, 2016, the Company adopted a Director Appreciation Rights Plan (“2016 Director Plan”), in which 10% of the aggregate value of the 2016 Profit Interest Plan has been reserved for the 2016 Director Plan. The participants of the 2016 Director Plan were granted non-voting Bonus Units which vested ratably, 25% each anniversary date from grant date and fully vest four years from grant date. These units were replaced with shares of restricted stock of the Company based on a specific conversion factor.

2016 Executive Officer Grants

On May 31, 2016, the Board of former Parent granted 195,997 of Incentive Units to various executive officers and members of the Board of former Parent and its subsidiaries. In October 2016, the Company granted an additional 19,524 units for newly hired executive officers or employees that were promoted to the executive level after the May 13, 2016 grant.

Of the total 215,521 units, 107,760 were time vesting units and 107,761 were performance vesting units. The Company used a market approach which derives value from recent transactions which involved the Company’s equity. Based on this market approach the Company used an option pricing method (“OPM”) due to the complexity of its capital structure. The OPM back-solve was then constructed, where the total equity value is a dependent variable that is necessary to reconcile to the recent transactions that included equity. Based on this methodology the Company determined that the grant date fair value of the time vesting units was $77.10 per unit and $83.72 per unit for the May and October 2016 grants, respectively. These values were utilized for purposes of calculating compensation expense. The grant date fair value of the performance vesting units, due to the speculative nature of the vesting conditions, was not included in the Company’s compensation expense.

The following table summarizes the activity in the Management Units during the years ended December 31, 2017 and 2016:

Class D
Units
Outstanding at January 1, 2016	—
Granted	215,521
Forfeited unvested	(13,825)
Outstanding at December 31, 2016	201,696
Vested converted to D units	(48,939)
Cancelled unvested	(152,757)
Outstanding at December 31, 2017	—

15. Income Taxes

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

Restatement of Previously Issued Consolidated and Combined Consolidated Financial Statements

Prior year amounts have been restated to reflect the correction of the errors discussed in Note 1, “Ownership and Basis of Presentation”.

The components of the Company’s deferred tax assets and deferred tax liabilities as of December 31, 2018 and 2017 are presented in the table below:

		2017
	2018	As Restated
	(in millions)
Non-current deferred income tax (assets) liabilities:
Allowances and other reserves	$(7.1)	$(6.2)
Net operating loss carryforwards	(172.8)	(146.9)
Deferred revenue	(0.2)	(0.2)
Depreciation and amortization	154.6	116.1
Franchise operating rights	204.7	245.3
AMT credit	—	(8.8)
Other	(2.5)	(4.5)
Valuation Allowance	24.8	60.5
Total net deferred tax liabilities	$201.5	$255.3

The Company assesses the available positive and negative evidence to estimate whether sufficient taxable income will be generated to permit the utilization of existing deferred tax assets. On the basis of this evaluation, as of December 31, 2018, a valuation allowance of $24.8 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The valuation allowance is based on the Company’s existing positive and negative evidence. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased based on the Company’s future operating results.

The income tax benefit (expense) from continuing operations consisted of the following for the years ended December 31, 2018, 2017 and 2016:

		2017	2016
	2018	As Restated	As Restated
	(in millions)
Current tax benefit (expense)
Federal	$8.8	$(5.7)	$(0.5)
State	(1.0)	(11.9)	(8.5)
Total Current	7.8	(17.6)	(9.0)
Deferred tax benefit (expense)
Federal	44.8	179.6	(0.8)
State	9.2	(4.8)	(22.8)
Total Deferred	54.0	174.8	(23.6)
Income tax benefit, net	$61.8	$157.2	$(32.6)

A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended December 31, 2018, 2017 and 2016 are as follows:

		2017	2016
	2018	As Restated	As Restated
	(in millions)
Statutory Federal income taxes	$32.0	$(9.5)	$0.4
State income taxes	7.4	(2.1)	4.8
Uncertain tax positions	(0.1)	(3.2)	(17.7)
Tax status & tax rate change	1.3	4.0	(27.9)
Other true-ups	1.0	1.2	0.5
Equity compensation	(1.9)	—	—
Other permanent differences	(0.3)	(0.5)	(0.4)
Goodwill impairment	(11.2)	(35.1)	—
Corporate Tax Reform	—	101.8	—
Change in valuation allowance	33.6	100.6	7.7
Income tax benefit (expense), net	$61.8	$157.2	$(32.6)

The Company reported total income tax benefit of $61.8 million and $157.2 million during the years ended December 31, 2018 and 2017, respectively. The Company reported total income tax expense of $32.6 million during the year ended December 31, 2016. The $33.6 million change in valuation allowance is related to current period activity that includes the impairment of franchise operating rights and goodwill.

The tax status change is related to the Restructuring and resulted in a deferred tax expense of $27.5 million during the year ended December 31, 2016. The $27.5 million consisted of $202.0 million in additional deferred tax liabilities that were required as a result of the change in tax status, $14.1 million in additional deferred tax liabilities that were recorded due to state income tax rate impacts and a deferred tax benefit of $188.6 million related to the removal of existing deferred tax liabilities attributable to the Company’s investment in C corporation subsidiaries. In addition, as a result of the Company’s change in tax status, the Company recorded a deferred tax benefit of $7.7 million due to a reversal of a portion of its existing valuation allowance.

Corporate Tax Reform relates to the passing of the Tax Cut and Jobs Act, which was signed by the President on December 22, 2017, and made significant changes to the tax laws applicable to the Company including a reduction in the corporate tax rate to 21%. Re-measuring the ending balance of the Company’s deferred tax assets and deferred tax liabilities to the new corporate tax rate of 21% resulted in a deferred tax benefit of $101.8 million.  The $100.6 million change in valuation allowance is comprised of an additional deferred tax benefit of $22.3 million as a result of re-measuring to 21% and a $78.3 million deferred tax benefit related to current period activity. In total the re-measurement resulting from the reduction in the corporate tax rate to 21% is $124.1 million, which was recorded in the year ended December 31, 2017.

As of December 31, 2018, the Company had available federal net operating loss carryforwards of $736.6 million, of which $84.0 million are indefinite lived and $652.6 million that expire between 2023 and 2036. The net operating loss (“NOL”) carryforward of $652.6 million is subject to an annual utilization limitation under Internal Revenue Code (“IRC”) Section 382 due to an ownership change as a result of the IPO (effective May 25, 2017). Section 382 provides limitations on the utilization of NOL carryforwards after an ownership change and the Company has analyzed the potential Section 382 impacts on its NOL carryforwards. The Company has analyzed the potential Section 382 limitation on its NOL carryforwards and determined that, although $652.6 million of this carryforward is subject to an annual Section 382 limitation, based on the fair market value of WOW at the time of the IPO and WOW’s net unrealized built-in gain (“NUBIG”) position, the NUBIG has resulted in a significant increase in the Company’s annual Section 382 limitation. The NUBIG is determined based on the difference between the fair market value of WOW’s assets and WOW’s tax basis as of the ownership change date. Because of the existence of the NUBIG, the annual limitation imposed by Section 382 was significantly increased each year during the five-year period beginning on the date of the Section 382 ownership change (the “recognition period”). The increased annual limitation arising from the NUBIG is available on a cumulative basis during and after the recognition period following the Section 382 ownership change to offset taxable income. Accordingly, the Company expects that the Section 382 limitation relating to the $652.6 million of available NOL carryforwards will not result in any significant impacts on the Company’s ability to utilize its NOL carryforwards to offset future taxable income nor will the Section 382 limitation have significant impact on future operating cash flows. The generation of NOLs subsequent to December 31, 2017 are subject to the Tax Cut and Jobs Act, which removes NOL expirations, but limits utilization against taxable income to 80%.

The Company also had various state NOL carryforwards totaling approximately $845.0 million, of which $64.4 million are indefinite lived and $780.6 million that expire between 2019 and 2037. Of this amount, approximately $646.4 million is subject to an annual limitation due to an ownership change of the Company, as previously noted.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended
	December 31,
		2017	2016
	2018	As Restated	As Restated
	(in millions)
Unrecognized tax benefits—January 1st	$30.9	$31.5	$0.5
Gross increases—tax positions in prior period	—	3.8	19.6
Gross decreases—tax positions in prior period	(2.9)	(2.6)	—
Gross increases—tax positions in current period	—	14.2	12.0
Settlements	—	(1.2)	(0.6)
Gross change related to Tax Reform	—	(14.8)	—
Unrecognized tax benefits—December 31st	$28.0	$30.9	$31.5

As of December 31, 2018 the Company recorded gross unrecognized tax benefits of $28.0 million, all of which, if recognized, would affect the Company’s effective tax rate. Interest and penalties related to income tax liabilities, if incurred, are included in income tax expense in the consolidated statement of operations. The Company has accrued gross interest of $1.9 million, $1.4 million, and $0.4 million for years ended December 31, 2018, 2017 and 2016, respectively. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues are addressed in the Company’s tax audits in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For federal tax purposes, the Company’s 2015 through 2017 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company’s 2015 through 2017 tax years remain open for examination by the tax authorities under a three year statute of limitations. Should the Company utilize any of its U.S. or state loss carryforwards, their carryforward losses would be subject to examination.

Unrecognized tax benefits consist primarily of tax positions related to the internal Restructuring, issues related to acquisition activity and various state income tax matters. Depending on the resolution with certain state taxing authorities that is expected to occur within the next twelve months, there could be a $4.9 million adjustment to the Company’s unrecognized tax benefits.

The Company is not currently under examination for U.S. federal income tax purposes, but does have open tax controversy matters with various state taxing authorities.

16. Earnings (Loss) per Common Share

Basic earnings or loss per share attributable to the Company’s common stockholders is computed by dividing net earnings or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share attributable to common stockholders presents the dilutive effect, if any, on a per share basis of potential common shares (such as restricted stock units) as if they had been vested or converted during the periods presented.  No such items were included in the computation of diluted loss per share for the year ended December 31, 2018 and December 31, 2016 because the Company incurred a net loss in the period and the effect of inclusion would have been anti-dilutive. All of the shares outstanding and per share amounts have been retroactively adjusted to reflect the stock-split in the Company’s consolidated financial statements.

	For the Year Ended
	December 31,
		2017	2016
	2018	As Restated	As Restated
	(in millions, except for share and per share data)
Net (loss) income	$(90.6)	$184.2	$(33.6)

Basic weighted-average shares	81,808,425	78,778,640	65,837,555
Effect of dilutive securities:
Restricted stock awards	—	137,306	—
Diluted weighted-average shares	81,808,425	78,915,946	65,837,555

Basic net (loss) income per share	$(1.11)	$2.34	$(0.51)
Diluted net (loss) income per share	$(1.11)	$2.34	$(0.51)

17. Employee Benefits

401(k) Savings Plan

The Company adopted a defined contribution retirement plan which complies with Section 401(k) of the IRC. Substantially all employees are eligible to participate in the plan. The Company matches 25% of each participant’s voluntary contributions subject to a limit of the first 4% of the participant’s compensation. Company matching contributions vest 25% annually over a four-year period. During the years ended December 31, 2018, 2017 and 2016, the Company recorded $0.9 million, $0.8 million and $0.4 million, respectively, of expense related to the Company’s matching contributions to the 401(k) plan.

Deferred Compensation Plan

In July 2007, the Company implemented a deferred compensation plan. Under this plan, certain members of management and other highly compensated employees may elect to defer a portion of their annual compensation, subject to certain percentage limitations. The assets and liabilities of the plan are consolidated within the Company’s financial statements. The assets of the plan are specifically designated as available to the Company solely for the purpose of paying benefits under the Company’s deferred compensation plan. However, in the event the Company became insolvent, the investments would be available to all unsecured general creditors. The deferred compensation liability relates to obligations due to participants under the plan.

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

	December 31,
	2018	2017
	(in millions)
Prepaid expenses and other (current assets)	$1.5	$1.6
Accrued liabilities and other (current liabilities)	$1.5	$1.6

18. Commitments and Contingencies

The following table summarizes certain of the Company’s obligations as of December 31, 2018 and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods:

	Payment due by period
	Total	2019	2020	2021	2022	2023	Thereafter
	(in millions)
Long term debt obligations	$2,300.9	$22.8	$22.8	$22.8	$82.8	$2,149.7	$—
Capital lease obligations (1)	5.1	1.3	1.3	1.2	0.9	0.4	—
Operating lease obligations (2)	30.2	7.2	5.4	4.7	4.0	2.4	6.5
Total	$2,336.2	$31.3	$29.5	$28.7	$87.7	$2,152.5	$6.5

(1)

At December 31, 2018 and 2017, the amount of property and equipment, net, recorded under capital leases was $3.5 million and $2.8 million, respectively (note 6). This amount primarily relates to certain equipment and vehicles. Depreciation of assets under capital lease is included in depreciation and amortization in our consolidated and combined consolidated statements of operations.

(2)

The Company leases office and warehouse space under both cancelable and non-cancelable operating leases. Rental expense under operating lease agreements during the years ended December 31, 2018, 2017 and 2016 was $9.2 million, $8.8 million and $8.3 million, respectively. The Company expects that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases.

The following items are not included as contractual obligations due to the various factors discussed below. However, the Company incurs these costs as part of its operations:

•

The Company rents utility poles used in its operations. Generally, pole rentals are cancellable on short notice, but the Company anticipates that such rentals will recur. Rent expense for pole rental attachments was $8.5 million, $7.3 million and $6.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

•

The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. Franchise fees and other franchise-related costs included in the accompany statements of operations were $24.3 million, $24.8 million and $28.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Programming Contracts

In the normal course of business, the Company enters into numerous contracts to purchase programming content for which the payment obligations are fully contingent on the number of subscribers to whom it provides the content. The terms of the contracts typically have annual rate increases and expire through 2019. The Company’s programming expenses will continue to increase, more so to the extent the Company grows its Video subscriber base. Programming expenses are included in operating expenses in the accompanying consolidated and combined consolidated statements of operations.

Legal and Other Contingencies

In June and July of 2018, putative class action complaints were filed in the Supreme Court of the State of New York and Colorado State Court against WOW and certain of the Company’s current and former officers and directors, as well as Crestview, Avista, and each of the underwriter banks involved with the Company’s IPO. The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the IPO.  The plaintiffs seek to represent a class of stockholders who purchased stock pursuant to or traceable to the IPO. The complaint seeks unspecified monetary damages and other relief. The Company believes the complaint and allegations to be without merit and intends to vigorously defend itself against these actions. The Colorado actions have been stayed while the New York cases have been consolidated with the court staying discovery until after a determination has been made with respect to the Company’s Motion to Dismiss. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on the Company’s financial position, results of operations or cash flows.

On March 7, 2018, Sprint Communications Company L.P (“Sprint”) filed complaints in the U.S. District Court for the District of Delaware alleging that the Company (and other industry participants) infringe patents purportedly relating to Sprint’s Voice over Internet Protocol (“VoIP”) services. The lawsuit is part of a pattern of litigation that was initiated as far back as 2007 by Sprint against numerous broadband and telecommunications providers. The Company has multiple legal and contractual defenses and will vigorously defend against the claims. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on the Company’s financial positions, results of operations or cash flows.

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

In accordance with GAAP, the Company accrues an expense for pending litigation when it determines that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Legal defense costs are expensed as incurred. None of the Company’s existing accruals for pending matters is material. The Company consistently monitors its pending litigation for the purpose of adjusting its accruals and revising its disclosures accordingly, in accordance with GAAP, when required. However, litigation is subject to uncertainty, and the outcome of any particular matter is not predictable. The Company will vigorously defend its interest for pending litigation, and as of this date, the Company believes that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which it is entitled, will not have a material adverse effect on the consolidated and combined consolidated financial position, results of operations, or cash flows.

19. Related Party Transactions

Prior to the Company’s IPO, the Company paid a quarterly management fee of $0.4 million plus travel and miscellaneous expenses, if any, to Avista and Crestview, majority owners of the Company’s former Parent. In addition, pursuant to a consulting agreement dated as of December 18, 2015 by and among the Company’s former Parent, Avista and Crestview, Crestview is entitled to 50% of any management fee actually received by Avista. The obligation to pay this fee terminated in connection with the IPO, and as such, will not be paid in future periods. The management fee paid by the Company for the years ended December 31, 2018, 2017 and 2016 amounted to $nil, $1.0 million and $1.7 million, respectively.

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

As of December 31, 2017, all the proceeds from the funds’ investments of Avista and Crestview in the amount of $143.3 million, net of transaction costs have been contributed to the Company.

During the year ended December 31, 2017, the Company’s former Parent bought back vested Class A and Class B units from certain former employees of the Company. The former employees had the option to sell their units at a price set by the Company’s former Parent or decline such offer. The cash proceeds used to repurchase such units were contributed down to the Company and reflected as such. The Company repurchased 415,494 of Class A units and 243,270 of Class B units for $8.8 million.

As a result of the Company’s IPO, the Class A and Class B shares were converted to common shares of the Company.

Prior to the IPO, from time to time, the Company made payments, primarily relating to income taxes, on behalf of the Parent and Members. The Company made distributions to its Parent and its members for 2015 estimated federal taxes in the amounts of $4.0 million for the year ended December 31, 2016. No such payments were made during the years ended December 31, 2018 or 2017.

20. Quarterly Financial Information (Unaudited)

The following tables summarize the Company’s selected quarterly financial information for the years ended December 31, 2018 and 2017. Each quarter, other than the fourth quarter, in 2018 and the fourth quarter of 2017 have been revised to reflect the restatements discussed in Note 1, “Ownership and Basis of Presentation”.

	Year Ended December 31, 2018
	First	Second	Third	Fourth
	Quarter (1)	Quarter	Quarter	Quarter
	(in millions)
Revenue	$285.5	$291.3	$291.6	$285.4
Income (loss) from operations	$(174.7)	$47.9	$57.1	$48.1
Net income (loss)	$(162.0)	$24.6	$30.5	$16.3
Basic earnings (loss) per share	$(1.92)	$0.30	$0.38	$0.20
Dilutive earnings (loss) per share	$(1.92)	$0.30	$0.37	$0.20

(1)	Includes non-cash impairment charges of $216.3 million.

	Year Ended December 31, 2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(2)
	(in millions)
Revenue	$300.0	$297.5	$297.8	$292.8
Income (loss) from operations	$59.1	$56.3	$57.5	$(2.2)
Net income (loss)	$72.4	$5.0	$(2.1)	$108.9
Basic earnings (loss) per share	$1.09	$0.07	$(0.02)	$1.25
Dilutive earnings (loss) per share	$1.09	$0.07	$(0.02)	$1.25

(2)	Includes non-cash impairment charges of $147.4 million.

Correction of Previously Issued Unaudited Condensed Consolidated Financial Statements

As a result of the corrections of the deferred income tax and goodwill accounting errors discussed in Note 1, “Ownership and Basis of Presentation”, the Company corrected previously disclosed unaudited condensed consolidated statements of operations for the three month and year-to-date periods ended March 31, 2018, June 30, 2018 and September 30, 2018 and  the three month period ended December 31, 2017 and the unaudited condensed consolidated balance sheets as of the end of each of the quarterly periods in 2017 and 2018.

The revision of the Company’s previously issued unaudited condensed consolidated financial statements for the three months ended March 31, 2018, three and six months ended June 30, 2018, and the three and nine months ended September 30, 2018, will be reflected in our quarterly filings for the quarters ending March 31, June 30, and September 30, 2019, respectively.

	March 31, 2018		June 30, 2018		September 30, 2018
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Consolidated Balance Sheets:	(in millions)
Assets
Goodwill	$270.9	$408.8	$270.9	$408.8	$270.9	$408.8
Total assets	$2,165.0	$2,302.9	$2,196.8	$2,334.7	$2,250.8	$2,388.7
Liabilities and Stockholders’ Deficit
Deferred income taxes, net	178.4	212.6	168.8	203.6	161.6	196.3
Other noncurrent liabilities	7.8	8.2	8.4	8.9	8.9	9.4
Total liabilities	2,604.1	2,638.7	2,619.2	2,654.5	2,650.1	2,685.3
Accumulated deficit	(694.0)	(590.7)	(668.8)	(566.2)	(638.3)	(535.6)
Total stockholders’ deficit	(439.1)	(335.8)	(422.4)	(319.8)	(399.3)	(296.6)
Total liabilities and stockholders’ deficit	$2,165.0	$2,302.9	$2,196.8	$2,334.7	$2,250.8	$2,388.7

	Three months ended		Three months ended		Six months ended		Three months ended		Nine months ended
	March 31, 2018		June 30, 2018		June 30, 2018		September 30, 2018		September 30, 2018
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Consolidated Statements of Operations:	(in millions)
Impairment losses on intangibles and goodwill	$256.4	$216.3	$—	$—	$256.4	$216.3	$—	$—	$256.4	$216.3
(Loss) income from operations	(214.8)	(174.7)	47.9	47.9	(166.9)	(126.8)	57.1	57.1	(109.8)	(69.7)
Income tax benefit (expense)	41.2	41.8	8.8	8.2	50.0	50.0	7.9	7.9	57.9	57.9
Net income (loss)	$(202.7)	$(162.0)	$25.2	$24.6	$(177.5)	$(137.4)	$30.5	$30.5	$(147.0)	$(106.9)

	June 30, 2017		September 30, 2017
	As Reported	As Restated	As Reported	As Restated
Consolidated Balance Sheets:	(in millions)
Assets
Goodwill	$517.4	$615.2	$517.4	$615.2
Total assets	$3,038.4	$3,136.2	$2,676.5	$2,774.3
Liabilities and Stockholders’ Deficit
Accumulated deficit	$(582.5)	$(484.7)	$(584.6)	$(486.8)
Total stockholders’ deficit	(291.2)	(193.4)	(288.3)	(190.5)
Total liabilities and stockholders’ deficit	$3,038.4	$3,136.2	$2,676.5	$2,774.3

	Three months ended
	December 31, 2017
	As Reported	As Restated
Consolidated Statements of Operations:	(in millions)
Income tax benefit (expense)	$116.1	$140.8
Net income (loss)	$84.2	$108.9

21. Other Matters

Hurricane Michael

On October 10, 2018, Hurricane Michael made landfall in the Florida Panhandle, resulting in significant damage to the Company’s network infrastructure and widespread power outages and service disruptions for the majority of the Company’s customers in this service area.

Revenues, net

Following the storm, the Company offered service credits to all customers who were without service (including cases where the loss of service was due to a loss of electric power). Network restoration activities were completed over a period of three months, with a substantial majority of the service area restored by December 31, 2018. The Company resumed billing customers throughout the three month period as services were restored. The Company incurred a reduction to revenue of approximately $5.4 million, which primarily relates to these customer credits, for service outages in the fourth quarter of 2018.

Operating Expenses

The Company incurred $3.8 million of additional expenses primarily related repair and maintenance costs associated with the restoration of the network and customer service. These expenses were partially offset by programming and other savings of $1.6 million and insurance proceeds of $1.5 million.

Capital Expenditures

The Company disposed of damaged fixed assets, resulting in a net loss of approximately $1.1 million reported within the net gain on sale of assets in the Company’s consolidated statement of operations for the year ended December 31, 2018.

The Company incurred capital expenditures of $26.4 million to replace the damaged assets, which includes the replacement of various segments of the Company’s network infrastructure in the Panama City, FL market and the purchase of equipment and materials necessary to expedite restoration of services.

EXHIBIT INDEX

Exhibit			Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation of WideOpenWest, Inc.	S‑1/A	333‑216894	3.1	5/15/2017
3.2	Amended and Restated Bylaws of WideOpenWest, Inc.	S‑1/A	333‑216894	3.2	5/15/2017
10. 1	Sixth Amendment to Credit Agreement, dated August 19, 2016, by and between WideOpenWest Finance, LLC and Credit Suisse AG, as Administrative Agent	10‑Q	333‑187850	10.1	11/14/2016
10.2	Seventh Amendment to Credit Agreement, dated as of May 31, 2017, by and between WideOpenWest Finance, LLC, WideOpenWest, Inc. as guarantor, Credit Suisse AG, as administrative agent, JPMorgan Chase Bank, N.A., as the revolver agent and the other parties thereto	8‑K	001‑38101	10.1	5/31/2017
10.3	Eighth Amendment Credit Agreement, dated as of July 17, 2017, by and between WideOpenWest Finance, LLC, WideOpenWest, Inc., as parent guarantor, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as the administrative agent and revolver agent and the other parties thereto	8‑K	001‑38101	10.1	7/17/2017
10.4†	WideOpenWest, Inc. 2017 Omnibus Incentive Plan	10‑Q	001‑38101	10.2	11/13/2017
10.5†	WideOpenWest, Inc. Change in Control and Severance Benefit Plan					*
10.6†	Executive Employment Agreement, dated as of December 14, 2017, between WideOpenWest, Inc. and Teresa Elder	8‑K	001‑38101	10.1	12/14/2017
10.7†	Separation Agreement, dated as of December 14, 2017, between WideOpenWest, Inc. and Steven Cochran	8‑K	001‑38101	10.2	12/14/2017
10.8†	Amended and Restated Letter Agreement of Employment, dated December 14, 2017, between WideOpenWest, Inc. (together with its subsidiaries) and Richard E. Fish	8‑K	001‑38101	10.3	12/14/2017
10.9†	Letter Agreement of Employment, dated April 6, 2018, between WideOpenWest, Inc. (together with its subsidiaries) and Matthew Bell	8‑K	001‑38101	10.1	4/23/2018
10.10†	Letter Agreement of Employment, dated August 23, 2018, between WideOpenWest, Inc. (together with its subsidiaries) and Don Schena	8‑K	001‑38101	10.1	8/29/2018
10.11†	Amended and Restated Letter Agreement of Employment, dated December 14, 2017, between WideOpenWest, Inc. (together with its subsidiaries) and Craig Martin	8‑K	001‑38101	10.7	12/14/2017

Exhibit			Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.12†	Letter Agreement of Employment, dated January 29, 2018, between WideOpenWest, Inc. (together with its subsidiaries) and Nancy McGee	10-K	001-38101	10.13	3/14/2018
10.13†	Form of WideOpenWest, Inc. Directors & Officers Indemnification Agreement	S‑1/A	333‑216894	10.14	5/15/2017
10.14†	Form of Restricted Stock Agreement Pursuant to the WideOpenWest, Inc. 2017 Omnibus Incentive Plan	S‑1/A	333‑216894	10.16	5/15/2017
10.15†	Form of Restricted Stock Unit Agreement Pursuant to the WideOpenWest, Inc. 2017 Omnibus Incentive Plan	S‑1/A	333‑216894	10.17	5/15/2017
10.16†	Form of Incentive Stock Option Agreement Pursuant to the WideOpenWest, Inc. 2017 Omnibus Incentive Plan	S‑1/A	333‑216894	10.18	5/15/2017
10.17†	Form of Nonqualified Stock Option Agreement Pursuant to the WideOpenWest, Inc. 2017 Omnibus Incentive Plan	S‑1/A	333‑216894	10.19	5/15/2017
10.18	Form of WideOpenWest, Inc. Stockholders’Agreement	S‑1/A	333‑216894	10.20	5/15/2017
10.19	Form of WideOpenWest, Inc. Registration Rights Agreement	S‑1/A	333‑216894	10.21	5/15/2017
21.1	List of Subsidiaries					*
23.1	Consent of BDO USA, LLP					*
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002					*
101.INS	XBRL Instance Document					**
101.SCH	XBRL Taxonomy Extension Schema Document					**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					**

*     Filed herewith.

**   Furnished herewith.

†     Management Contract or Compensatory Plan Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST, INC.

March 7, 2019	By:	/s/ Teresa Elder
Teresa Elder Chief Executive Officer

March 7, 2019	By:	/s/ Richard E. Fish, Jr.
Richard E. Fish, Jr. Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 7, 2019, in the capacities indicated below.

Signature	Title

/s/ Teresa Elder	Chief Executive Officer
Teresa Elder

/s/ Richard E. Fish, Jr.	Chief Financial Officer
Richard E. Fish, Jr.	(principal financial and accounting officer)

/s/ Jill Bright	Director
Jill Bright

/s/ David Burgstahler	Director
David Burgstahler

/s/ Brian Cassidy	Director
Brian Cassidy

/s/ Daniel Kilpatrick	Director
Daniel Kilpatrick

/s/ Jeffrey Marcus	Chairman of the Board of Directors
Jeffrey Marcus

/s/ Tom McMillin	Director
Tom McMillin

/s/ Phil Seskin	Director
Phil Seskin

/s/ Joshua Tamaroff	Director
Joshua Tamaroff