Form 10-Q
period 2019-03-31
WideOpenWest, Inc.
filed 2019-05-07
CIK 1701051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	WOW	New York Stock Exchange

The number of outstanding shares of the registrant’s common stock as of May 3, 2019 was 84,402,793.

WIDEOPENWEST, INC. AND SUBSIDIARIES

FORM 10‑Q

FOR THE THREE MONTHS ENDED MARCH 31, 2019

This Quarterly Report on Form 10‑Q is for the three months ended March 31, 2019. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to “WOW,” “we,” “us,” “our”, or “the Company” are to WideOpenWest, Inc. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not historical facts contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events. Such statements involve certain risks, uncertainties and assumptions. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to:

•	the wide range of competition we face;
•	competitors that are larger and possess more resources;
•	competition for the leisure and entertainment time of audiences;
•	whether our edge-out strategy will succeed;
•	dependence upon a business services strategy, including our ability to secure new businesses as customers;
•	conditions in the economy, including potentially uncertain economic conditions, unemployment levels and turbulent developments in the housing market;
•	demand for our bundled broadband communications services may be lower than we expect;
•	our ability to respond to rapid technological change;
•	increases in programming and retransmission costs;
•	declines in advertising revenues;
•	the effects of regulatory changes in our business;
•	our substantial level of indebtedness;
•	certain covenants in our debt documents;
•	programming exclusivity in favor of our competitors;
•	inability to obtain necessary hardware, software and operational support;
•	loss of interconnection arrangements;
•	failure to receive support from various funds established under federal and state law;
•	exposure to credit risk of customers, vendors and third parties;
•	strain on business and resources from future acquisitions or joint ventures, or the inability to identify suitable acquisitions;
•	potential impairments to our goodwill or franchise operating rights;
•	the occurrence of natural disasters in one or more of our geographic markets;
•	our ability to manage the risks involved in the foregoing; and

other factors described from time to time in our reports filed or furnished with the SEC, and in particular those factors set forth in the section entitled “Risk Factors” in our annual report filed on Form 10‑K with the SEC on March 7, 2019 and other reports subsequently filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

ii

PART I-FINANCIAL INFORMATION

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2019	2018
	(in millions, except share data)
Assets
Current assets
Cash and cash equivalents	$16.9	$13.2
Accounts receivable—trade, net of allowance for doubtful accounts of $7.0 and $7.5, respectively	85.6	74.6
Accounts receivable—other	3.9	9.2
Prepaid expenses and other	17.7	15.4
Total current assets	124.1	112.4
Right-of-use assets—operating	25.6	—
Plant, property and equipment, net	1,055.7	1,053.4
Franchise operating rights	809.2	809.2
Goodwill	408.8	408.8
Intangible assets subject to amortization, net	4.0	3.6
Other noncurrent assets	34.8	32.2
Total assets	$2,462.2	$2,419.6
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable—trade	$34.8	$42.0
Accrued interest	3.5	4.6
Current lease liability—operating	6.0	—
Accrued liabilities and other	93.0	93.2
Current portion of debt and finance lease obligations	26.6	24.1
Current portion of unearned service revenue	57.8	60.2
Total current liabilities	221.7	224.1
Long-term debt and finance lease obligations—less current portion and debt issuance costs	2,286.0	2,271.4
Long-term lease liability—operating	20.4	—
Deferred income taxes, net	201.3	201.4
Other noncurrent liabilities	17.0	13.0
Total liabilities	2,746.4	2,709.9
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 92,275,175 and 90,572,693 issued as of March 31, 2019 and December 31, 2018, respectively; 84,273,925 and 82,680,380 outstanding as of March 31, 2019 and December 31, 2018, respectively	0.9	0.9
Additional paid-in capital	314.8	312.7
Accumulated other comprehensive loss	(9.6)	(6.5)
Accumulated deficit	(511.1)	(519.3)
Treasury stock at cost, 8,001,250 and 7,892,313 shares as of March 31, 2019 and December 31, 2018, respectively	(79.2)	(78.1)
Total stockholders’ deficit	(284.2)	(290.3)
Total liabilities and stockholders’ deficit	$2,462.2	$2,419.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended
	March 31,
	2019	2018
	(in millions, except share data)
Revenue	$287.2	$285.5
Costs and expenses:
Operating (excluding depreciation and amortization)	149.2	157.9
Selling, general and administrative	45.5	39.7
Depreciation and amortization	49.7	46.3
Impairment losses on intangibles and goodwill	—	216.3
Gain on sale of assets	(3.4)	—
	241.0	460.2
Income (loss) from operations	46.2	(174.7)
Other income (expense):
Interest expense	(35.6)	(29.1)
Other income, net	0.8	—
Income (loss) before provision for income tax	11.4	(203.8)
Income tax (expense) benefit	(3.2)	41.8
Net income (loss)	$8.2	$(162.0)

Basic and diluted earnings (loss) per common shares
Basic	$0.10	$(1.92)
Diluted	$0.10	$(1.92)
Weighted-average common shares outstanding
Basic	80,348,870	84,479,896
Diluted	80,911,400	84,479,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three months ended
	March 31,
	2019	2018
	(in millions)
Net income (loss)	$8.2	$(162.0)
Unrealized loss on interest rate derivative instrument, net of tax	(9.6)	—
Comprehensive loss	$(1.4)	$(162.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(unaudited)

					Accumulated
		Common	Treasury	Additional	Other		Total
	Common	Stock	Stock at	Paid-in	Comprehensive	Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Loss	Deficit	Deficit
	(in millions, except share data)
Balances at January 1, 2019	82,680,380	$0.9	$(78.1)	$312.7	$(6.5)	$(519.3)	$(290.3)
Changes in accumulated other comprehensive loss	—	—	—	—	(3.1)	—	(3.1)
Stock-based compensation	—	—	—	2.1	—	—	2.1
Issuance of restricted stock, net	1,702,482	—	—	—	—	—	—
Purchase of shares	(108,937)	—	(1.1)	—	—	—	(1.1)
Net income	—	—	—	—	—	8.2	8.2
Balances at March 31, 2019(1)	84,273,925	$0.9	$(79.2)	$314.8	$(9.6)	$(511.1)	$(284.2)

(1)	Included in outstanding shares as of March 31, 2019 are 3,703,649 non-vested shares of restricted stock awards granted to employees and directors.

		Common	Treasury	Additional		Total
	Common	Stock	Stock at	Paid-in	Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Deficit	Deficit
	(in millions, except share data)
Balances at January 1, 2018	88,426,742	$0.9	$(4.8)	$299.9	$(437.8)	$(141.8)
Impact of change in accounting policy	—	—	—	—	9.1	9.1
Stock-based compensation	—	—	—	4.3	—	4.3
Issuance of restricted stock, net	657,992	—	—	—	—	—
Purchase of shares	(4,636,669)	—	(45.2)	—	—	(45.2)
Other	—	—	—	(0.2)	—	(0.2)
Net loss	—	—	—	—	(162.0)	(162.0)
Balances at March 31, 2018	84,448,065	$0.9	$(50.0)	$304.0	$(590.7)	$(335.8)

(1) Included in outstanding shares as of March 31, 2018 are 2,545,272 non-vested shares of restricted stock awards  granted to employees and directors.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended
	March 31,
	2019	2018
	(in millions)
Cash flows from operating activities:
Net income (loss)	$8.2	$(162.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	49.7	46.3
Deferred income taxes	2.8	(42.8)
Provision for doubtful accounts	3.5	5.2
Gain on sale of assets	(3.4)	—
Amortization of debt issuance costs and discount, net	1.2	1.2
Impairment losses on intangibles and goodwill	—	216.3
Non-cash compensation	2.1	4.3
Other non-cash items	0.1	—
Changes in operating assets and liabilities:
Receivables and other operating assets	(9.2)	1.4
Payables and accruals	2.6	4.9
Net cash provided by operating activities	$57.6	$74.8
Cash flows from investing activities:
Capital expenditures	$(66.0)	$(56.5)
Proceeds from sale of Chicago fiber assets	6.7	—
Other investing activities	(1.0)	0.2
Net cash used in investing activities	$(60.3)	$(56.3)
Cash flows from financing activities:
Proceeds from issuance of debt	$34.0	$—
Payments on debt and capital lease obligations	(26.5)	(6.0)
Purchase of treasury stock	(1.1)	(45.2)
Other	—	(0.2)
Net cash provided by (used in) financing activities	$6.4	$(51.4)
Increase (decrease) in cash and cash equivalents	3.7	(32.9)
Cash and cash equivalents, beginning of period	13.2	69.4
Cash and cash equivalents, end of period	$16.9	$36.5
Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$35.7	$28.4
Cash paid during the periods for income taxes	$0.3	$0.2
Insurance proceeds received for business interruption	$2.0	$—
Non-cash financing activities:
Capital expenditure accounts payable and accruals	$11.6	$8.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(unaudited)

Note 1. General Information

WideOpenWest, Inc. (“WOW” or the “Company”) is a fully integrated provider of high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services. The Company serves customers in nineteen Midwestern and Southeastern markets in the United States. The Company manages and operates its Midwestern systems in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana and Baltimore, Maryland. The Southeastern systems are located in Augusta, Columbus, Newnan and West Point, Georgia; Charleston, South Carolina; Dothan, Auburn, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida.

The Company’s operations are managed and reported to its Chief Executive Officer (“CEO”), the Company’s chief operating decision maker, on a consolidated basis. The CEO assesses performance and allocates resources based on the consolidated results of operations. Under this organizational and reporting structure, the Company operates as one reportable segment.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”); however, in the opinion of management, the disclosures made are adequate to ensure the information presented is not misleading. The year-end consolidated balance sheet was derived from audited financial statements.

In the opinion of management, all normally recurring adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the 2018 Annual Report filed with the SEC on March 7, 2019.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates that affect the reported amounts and disclosures of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts and disclosures of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. To the extent there are differences between those estimates and actual results, the unaudited condensed consolidated financial statements may be materially affected.

Restatement of Previously Issued Consolidated Financial Statements

As previously disclosed in note 1 to the Company’s consolidated financial statements included in the 2018 Form 10-K, the Company identified past errors in the accounting for deferred income tax liabilities and goodwill that resulted from a 2006 merger transaction when preparing the 2018 consolidated financial statements. In the 2018 Form 10-K, the Company restated its historical consolidated financial statements to properly reflect the impact of the 2006 merger transaction, which resulted in adjustments to goodwill, deferred tax liabilities and stockholders’ deficit in the affected periods. The condensed consolidated financial statements for the three months ended March 31, 2018 included in this Quarterly Report on Form 10-Q have been similarly restated to reflect the correction of these errors and should be read in conjunction with notes 1 and 20 to the Company’s consolidated financial statements included in the 2018 Form 10-K.

Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”), which requires a customer in a hosting arrangement that is a service contract to apply the guidance on internal-use software to determine which implementation costs to recognize as an asset and which costs to expense. Costs to develop or obtain internal-use software that cannot be capitalized under Subtopic 350-40, Internal-Use Software, such as training costs and certain data conversion costs, also cannot be capitalized for a hosting arrangement that is a service contract. The amendments require a customer in a hosting arrangement that is a service contract to determine whether an implementation activity relates to the preliminary project stage, the application development stage, or the post-implementation stage. Costs for implementation activities in the application development stage will be capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages will be expensed immediately. ASU 2018-15 is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the timing of adopting this guidance and the impact of adoption on its financial position, results of operations and cash flows.

Recently Adopted Accounting Pronouncements

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, an entity is required to recognize right-of-use (“ROU”) assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018 (January 1, 2019 for the Company). ASU 2016-02 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Targeted Improvements (“ASU 2018-11”) and ASU 2018-20, Narrow-Scope Improvements for Lessors.

The Company adopted the new lease standard using the effective date method as of January 1, 2019 as allowed under ASU 2018-11. Consequently, financial information will not be retrospectively restated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits the Company to not reassess the Company’s prior conclusions about lease identification, lease classification and initial direct costs. Additionally, the Company elected the practical expedient pertaining to land easements, which allows the Company to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under Topic 840. The Company did not elect the use-of-hindsight transition practical expedient.

Topic 842 also provides practical expedients for the Company’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify, meaning the Company will not recognize right-of-use assets or lease liabilities for existing and new lease agreements that qualify. Additionally, the Company elected the practical expedient to not separate lease and non-lease components for all of its leases, including those for which the Company is a lessee and those for which it is a lessor.

Adoption of ASU 2016-02 resulted in the recording of ROU assets and liabilities for the Company’s operating leases of approximately $23.9 million and $25.0 million, respectively, as of January 1, 2019. The difference between the ROU assets and lease liabilities primarily represents the existing prepaid rent balance, which was reclassified upon adoption. The Company’s accounting for finance leases and for operating leases, as lessor, remained substantially unchanged. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or liquidity. The adoption resulted in additional interim and annual lease disclosures.

Note 3. Revenue from Contracts with Customers

Revenue by Service Offering

The following table presents revenue by service offering for the three months ended March 31, 2019:

	Three months ended March 31, 2019
	Residential	Business	Total
	Subscription	Subscription	Revenue
	(in millions)
HSD	$108.1	$19.4	$127.5
Video	107.4	3.6	111.0
Telephony	16.0	10.7	26.7
Total subscription services revenue	231.5	33.7	265.2
Other business services revenue (1)	—	—	7.1
Other revenue	—	—	14.9
Total revenue	$231.5	$33.7	$287.2

(1)	Includes wholesale and colocation lease revenue of $5.5 million.

The following table presents revenue by service offering for the three months ended March 31, 2018:

	Three months ended March 31, 2018
	Residential	Business	Total
	Subscription	Subscription	Revenue
	(in millions)
HSD	$94.3	$17.4	$111.7
Video	118.5	3.3	121.8
Telephony	19.3	10.7	30.0
Total subscription services revenue	232.1	31.4	263.5
Other business services revenue (1)	—	—	7.2
Other revenue	—	—	14.8
Total revenue	$232.1	$31.4	$285.5

(1)	Includes wholesale and colocation revenue of $5.7 million.

Costs of Obtaining Contracts with Customers

As of March 31, 2019, the current portion of costs of obtaining contracts with customers of $6.0 million and non-current portion of costs of obtaining contracts with customers of $20.3 million are included in prepaid expenses and other noncurrent assets, respectively, in the Company’s condensed consolidated balance sheet. As of December 31, 2018, the current and non-current portion of costs of obtaining contracts with customers was $6.0 million and $20.3 million, respectively.

Contract Liabilities

As of March 31, 2019, the current portion of contract liabilities of $3.3 million and the non-current portion of contract liabilities of $0.6 million are included in current portion of unearned service revenue and other non-current liabilities, respectively, in the Company’s condensed consolidated balance sheet. As of December 31, 2018, the current and non-current portion of contract liabilities was $3.3 million and $0.6 million, respectively.

Unsatisfied Performance Obligations

Revenue from month-to-month residential subscription service contracts have historically represented a significant portion of the Company’s revenue and the Company expects that this will continue to be the case in future periods.  All residential subscription service performance obligations will be satisfied within one year.

A summary of expected commercial revenue to be recognized in future periods related to performance obligations which have not been satisfied or are partially unsatisfied as of March 31, 2019 is set forth in the table below:

	2019	2020	2021	Thereafter	Total
	(in millions)
Subscription services	$59.0	$49.7	$21.7	$9.7	$140.1
Other business services	3.7	1.7	0.7	0.7	6.8
Total expected revenue	$62.7	$51.4	$22.4	$10.4	$146.9

Note 4. Plant, Property and Equipment, Net

Plant, property and equipment consists of the following:

	March 31,	December 31,
	2019	2018
	(in millions)
Distribution facilities	$1,616.1	$1,543.3
Customer premise equipment	443.7	440.4
Head-end equipment	330.9	321.9
Telephony infrastructure	96.9	94.8
Computer equipment and software	134.1	129.1
Vehicles	30.5	36.5
Buildings and leasehold improvements	47.4	46.3
Office and technical equipment	32.8	32.7
Land	6.2	6.2
Construction in progress (including material inventory and other)	112.3	157.8
Total plant, property and equipment	2,850.9	2,809.0
Less accumulated depreciation	(1,795.2)	(1,755.6)
	$1,055.7	$1,053.4

Depreciation expense for the three months ended March 31, 2019 and 2018 was $49.2 million and $45.7 million, respectively.

Note 5. Asset Sales

Sale of Chicago Fiber Network

On August 1, 2017, the Company entered into a definitive agreement to sell a portion of its fiber network in the Company’s Chicago market to a subsidiary of Verizon for $225.0 million in cash. On December 14, 2017, the Company finalized the sale by entering into an Asset Purchase Agreement (“APA”) with a subsidiary of Verizon.

In addition to the APA, the Company and a subsidiary of Verizon entered into a Construction Services Agreement pursuant to which the Company will complete the build-out of the network in exchange for $50.0 million, which represents the estimated remaining build-out costs to complete the network. The $50.0 million will be recognized over time as such network elements are completed and accepted. The Company anticipates such network will be substantially complete by June 30, 2019.

As a result of entering into the Construction Services Agreement, the Company concluded that the assets and liabilities associated with the build-out of the network met the criteria to be classified as held for sale. As of March 31, 2019, the Chicago fiber network has $16.7 million in total assets held for sale that are included in the Company’s condensed consolidated balance sheet which represents the amount the Company has spent on construction subsequent to the closing of the APA, less the costs of sites completed.

The Company recognized a $3.2 million gain on sale of assets resulting from the completion and acceptance of certain network elements under the Construction Services Agreement during the three months ended March 31, 2019.

Note 6. Leases

The Company leases certain property, vehicles and equipment for use in its operations. The Company determines if an arrangement is or contains a lease at inception. The Company has lease agreements with lease and non-lease components and has elected to not separate these components for all classes of underlying assets. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet. Leases with initial terms greater than 12 months are recorded as operating or financing leases on the condensed consolidated balance sheet. As of March 31, 2019, financing lease assets of $12.0 million are included in plant, property and equipment on the condensed consolidated balance sheet. The Company has recorded accumulated amortization on the financing leases of $0.5 million. Financing lease liabilities are included within the current and long-term portions of debt and finance lease obligations of $3.7 million and $9.0 million, respectively.

Operating lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company utilizes a collateralized incremental borrowing rate based on information available at the lease commencement date in determining the present value of future payments, unless the a rate is implicit in the lease agreement. The operating and finance leases may contain variable payments for common-area maintenance, taxes and insurance, and repairs and maintenance. Variable payments are recognized when incurred and not included in the measurement of the right-of-use asset and lease liability. In instances where customer premise equipment (“CPE”) would qualify as a lease, the Company applies the practical expedient to combine the operating lease with the subscription revenue as a single performance obligation in accordance with revenue recognition accounting guidance as the subscription service is the predominant component.

The Company’s lease agreements may contain options to extend the lease term beyond the initial term, termination options, and options to purchase the underlying asset. The Company has not included these options in the lease term or the related payments in the measurement of the ROU asset and lease liabilities as the Company has determined the options are not reasonably certain to be exercised.

Lease cost components are classified as follows:

		Three months ended
	Classification	March 31, 2019
		(in millions)
Finance lease cost
Amortization of leased asset	Depreciation	$0.5
Operating lease cost	Operating expense	1.9
Net lease cost		$2.4

The following table presents aggregate lease maturities as of March 31, 2019:

	Finance Leases	Operating Leases	Total
	(in millions)
Remaining nine months of 2019	$4.6	$7.0	$11.6
2020	4.2	5.9	10.1
2021	3.9	5.3	9.2
2022	0.7	4.1	4.8
2023	0.2	2.7	2.9
Thereafter	—	6.2	6.2
Total Lease Payments	13.6	31.2	44.8
Less: Interest	(0.9)	(4.8)	(5.7)
Present value of lease liabilities	$12.7	$26.4	$39.1

The following table presents aggregate lease maturities as of December 31, 2018:

	Finance Leases	Operating Leases	Total
	(in millions)
2019	$1.3	$7.2	$8.5
2020	1.3	5.4	6.7
2021	1.2	4.7	5.9
2022	0.9	4.0	4.9
2023	0.4	2.4	2.8
Thereafter	—	6.5	6.5
Total Lease Payments	$5.1	$30.2	$35.3

The following table presents the weighted average remaining lease term and discount rate:

March 31, 2019

Weighted-average remaining lease term (in years)
Finance Leases	3.2
Operating Leases	5.6
Weighted-average discount rate
Finance Leases	5.70%
Operating Leases	5.50%

The following table presents other information related to operating and finance leases:

Three months ended
March 31, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1.9
Financing cash flows from finance leases	0.8
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	8.5
Operating leases	3.1

jjjjj

Note 7. Accrued Liabilities and Other

Accrued liabilities and other consists of the following:

	March 31,	December 31,
	2019	2018
	(in millions)
Programming costs	$37.2	$35.4
Franchise and revenue sharing fees	10.2	12.0
Payroll and employee benefits	14.2	19.7
Property, income, sales and use taxes	9.1	7.4
Utility pole rentals	3.1	2.5
Interest rate swaps	4.7	2.6
Other accrued liabilities	14.5	13.6
	$93.0	$93.2

Note 8. Long‑Term Debt and Finance Leases

The following table summarizes the Company’s long‑term debt and finance leases:

				December 31,
	March 31, 2019			2018
	Available
	borrowing	Effective	Outstanding	Outstanding
	capacity	interest rate (1)	balance	balance
	(in millions)
Long-term debt:
Term B Loans, net(2)	$—	5.74%	$2,235.7	$2,240.9
Revolving Credit Facility(3)	220.5	5.49%	74.0	60.0
Total long-term debt	$220.5		2,309.7	2,300.9
Finance lease obligations			12.7	5.1
Total long-term debt and finance lease obligations			2,322.4	2,306.0
Debt issuance costs, net(4)			(9.8)	(10.5)
Sub-total			2,312.6	2,295.5
Less current portion			(26.6)	(24.1)
Long-term portion			$2,286.0	$2,271.4

(1)	Represents the effective interest rate in effect for all borrowings outstanding as of March 31, 2019 pursuant to each debt instrument including the applicable margin.
(2)	At March 31, 2019 includes $10.1 million of net discounts.
(3)

Available borrowing capacity at March 31, 2019 represents $300.0 million of total availability less borrowing of $74.0 million on the Revolving Credit Facility and outstanding letters of credit of $5.5 million. Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company.

(4)	At March 31, 2019, debt issuance costs include $7.2 million related to Term B Loans and $2.6 million related to the Revolving Credit Facility.

Refinancing of the Term B Loans and Revolving Credit Facility

On July 17, 2017, the Company entered into an eighth amendment (“Eighth Amendment”) to its Credit Agreement, with JPMorgan Chase Bank, N.A., as the administrative agent and revolver agent. Under the Eighth Amendment, (i) the Company borrowed new Term B loans in an aggregate principal amount of $230.5 million, for a total outstanding Term B loan principal amount of $2.28 billion and (ii) the revolving credit commitments were increased by an aggregate principal amount of $100.0 million, for a total outstanding revolving credit commitment of $300.0 million available to the Company under the revolving credit facility. The new Term B loans will mature on

August 19, 2023 and bear interest, at the Company’s option, at a rate equal to ABR plus 2.25% or LIBOR plus 3.25%. Loans under the revolving credit facility will mature on May 31, 2022 and bear interest, at the Company's option, at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%. The guarantees, collateral and covenants in the Eighth Amendment remain unchanged from those contained in the credit agreement prior to the Eighth Amendment. As of March 31, 2019, the Company was in compliance with all debt covenants.

On May 31, 2017, the Company entered into a seventh amendment (“Seventh Amendment”) to its Credit Agreement. The Seventh Amendment (i) refinanced the then-existing $200.0 million of borrowings available to the Company under the revolving credit facility and (ii) extended the maturity date of the revolving credit facility to May 31, 2022, unless an earlier date was triggered under certain circumstances. The interest rate margins applicable to the revolving credit facility bore interest at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%. Additionally, the Company entered into an Incremental Commitment Letter to its revolving credit facility that increased the available borrowings to $300.0 million that became available upon compliance by the Company with certain conditions (which included redemption of the then existing 10.25% senior notes subsequently achieved as a result of the Eighth Amendment). The guarantees, collateral and covenants in the Seventh Amendment remained unchanged from those contained in the credit agreement prior to the Seventh Amendment.

Note 9. Stock-Based Compensation

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

The following table presents restricted stock activity during the three months ended March 31, 2019.

Number of Unvested Restricted Stock Shares
Outstanding, January 1, 2019	2,356,418
Granted	1,775,927
Vested	(355,251)
Forfeited	(73,445)
Outstanding, March 31, 2019 (1)	3,703,649

(1)	The total outstanding non-vested shares of restricted stock awards granted to employees and directors are included in total outstanding shares as of March 31, 2019.

For restricted stock awards that contain only service conditions for vesting, the Company calculates the award fair value based on the closing stock price on the accounting grant date. Restricted stock generally vests ratably over a three or four year period based on the date of grant.

The Company recorded $2.1 million and $4.3 million for the three months ended March 31, 2019 and 2018, respectively, of non-cash stock-based compensation expense which is reflected in selling, general and administrative expense in the Company’s condensed consolidated statements of operations.

Note 10. Earnings (Loss) per Common Share

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

	Three months ended
	March 31,
	2019	2018
	(in millions, except for share and per share data)
Net income (loss)	$8.2	$(162.0)

Basic weighted-average shares	80,348,870	84,479,896
Effect of dilutive securities:
Restricted stock awards	562,530	—
Diluted weighted-average shares	80,911,400	84,479,896

Basic net income (loss) per share	$0.10	$(1.92)
Diluted net income (loss) per share	$0.10	$(1.92)

Note 11. Fair Value Measurements

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019.

	Level 1	Level 2	Level 3	Total
	(in millions)
Financial Liabilities
Interest rate swaps (1)	$—	$12.8	$—	$12.8
Long-term debt (2)	—	2,175.6	—	2,175.6
Total	$—	$2,188.4	$—	$2,188.4

(1)

Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curves as of March 31, 2019. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

(2)

Measured based on dealer quotes considering current market rates for the Company’s credit facility. The ratio of the Company’s aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets. Debt fair value does not include debt issuance costs and discount.

There were no transfers into or out of Level 1, 2 or 3 during the three months ended March 31, 2019.

Note 12. Derivative Instruments and Hedging Activities

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

As of March 31, 2019, the Company is the fixed rate payor on two interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $2,319.8 million, not including debt issuance costs and discount, of the Company’s LIBOR-based variable rate borrowings. These contracts carry fixed rates of 2.7% and have an expiration date of May 2021. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments. As all of the critical terms of each of the derivative instruments matched the underlying terms of the hedged debt and related forecasted interest payments, these hedges were considered highly effective. Based on LIBOR-based swap yield curves as of March 31, 2019, the Company expects to reclassify losses of $4.7 million out of accumulated other comprehensive loss (“AOCL”) into earnings within the next 12 months.

The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the condensed consolidated balance sheet as of March 31, 2019. The Company did not have any derivative instruments as of March 31, 2018.

	Fair Value	Fair Value
	Accrued	Other
	Liabilities	Non-Current
	and Other	Liabilities
Derivatives Designated as Hedging Instruments	(in millions)
Interest rate swap contracts	$4.7	$8.1

Losses recognized in the condensed consolidated statements of operations for the three months ended March 31, 2019 total $0.7 million.

Gains and losses on derivatives designated as cash flow hedges included in the condensed consolidated statement of comprehensive loss for the three months ended March 31, 2019 are shown in the table below. The Company did not have any derivative instruments for the three months ended March 31, 2018.

	Three months ended
	March 31,
	2019	2018
Interest rate swap contracts(1)	(in millions)
Loss recorded in AOCL on derivatives, net	$9.6	$—
Loss reclassified from AOCL into income	—	—

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

Note 13. Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Additionally, the impact of changes in the tax rates and laws on deferred taxes, if any, is reflected in the condensed consolidated financial statements in the period of enactment.

The Company assesses the available positive and negative evidence to estimate whether sufficient taxable income will be generated to permit the utilization of existing deferred tax assets. On the basis of this evaluation, as of March 31, 2019, a valuation allowance of $24.2 million remains recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The valuation allowance is based on the Company’s existing positive and negative evidence. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased based on the Company’s future operating results.

The Company reported total income tax expense of $3.2 million and benefit of $41.8 million for the three months ended March 31, 2019 and 2018, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For federal tax purposes, the Company’s 2015 through 2018 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company’s 2015 through 2018 tax years remain open for examination by the tax authorities under a three year statute of limitations. Should the Company utilize any of its U.S. or state loss carryforwards, their carryforward losses, which date back to 1995, would be subject to examination.

As of March 31, 2019, the Company recorded gross unrecognized tax benefits of $27.2 million, all of which, if recognized, would affect the Company’s effective tax rate. Interest and penalties related to income tax liabilities, if incurred, are included in income tax benefit (expense) in the condensed consolidated statement of operations. The Company has accrued gross interest and penalties of $2.0 million. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues are addressed in the Company’s tax audits in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

Unrecognized tax benefits consist primarily of tax positions related to issues associated with the restructuring of WOW Finance, LLC prior to our 2017 initial public offering and the acquisition of Knology, Inc. Depending on the resolution with certain state taxing authorities that is expected to occur within the next twelve months, there could be an adjustment to the Company’s unrecognized tax benefits for certain state tax matters.

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

On March 7, 2018, Sprint Communications Company L.P (“Sprint”) filed complaints in the U.S. District Court for the District of Delaware alleging that the Company (and other industry participants) infringe patents purportedly relating to Sprint’s Voice over Internet Protocol (“VoIP”) services. The lawsuit is part of a pattern of litigation that was initiated as far back as 2007 by Sprint against numerous broadband and telecommunications providers. The Company has multiple legal and contractual defenses and will vigorously defend against the claims. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on the Company’s results of operations, financial condition, or cash flows.

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

Note 15. Related Party Transactions

As of March 31, 2019, approximately 67% of the Company’s outstanding common shares were held by Avista and Crestview, private equity firms based in New York.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We provide high-speed data (“HSD”), cable television (“Video”), digital telephony (“Telephony”), and business-class services to a service area that includes approximately 3.2 million homes and businesses. Our services are delivered across nineteen markets via our advanced HFC cable network. Our footprint covers the states of Alabama, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, Ohio, South Carolina and Tennessee. Led by our robust HSD offering, our products are available either as a bundle or as an individual service to residential and business services customers. As of March 31, 2019, approximately 812,500 customers subscribed to our services.

Overview

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

Key Transactions Impacting Operating Results and Financial Condition

Hurricane Michael

On October 10, 2018, Hurricane Michael made landfall in the Florida Panhandle, resulting in significant damage to our network infrastructure and widespread power outages and service disruptions for the majority of our customers in this service area. As a result, we issued service outage credits to impacted customers totaling $5.4 million in the fourth quarter of 2018. In addition, we incurred $0.7 million of additional expenses primarily related to repair and maintenance costs associated with the restoration of the network and customer service, net of programming and other savings and insurance proceeds.

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

During the first quarter of 2019, we received $2.0 million in business interruption insurance recoveries associated with Hurricane Michael.

Sale of Chicago Fiber Network

On December 14, 2017, we finalized the sale of a portion of our fiber network in the Chicago market to a subsidiary of Verizon for $225.0 million in cash. In addition, we and a subsidiary of Verizon entered into a construction agreement pursuant to which we agreed to complete the build-out of the network in exchange for $50.0 million (which approximates our remaining estimate to complete the network build-out), recognized over time as the remaining network elements are completed and accepted. The final build-out of the network is expected to be substantially complete by June 30, 2019.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report on Form 10-K. There have been no material changes from the critical policies described in our Form 10-K.

Homes Passed and Subscribers

We report homes passed as the number of serviceable addresses, such as single residence homes, apartments and condominium units, and businesses passed by our broadband network and listed in our database. We report total subscribers as the number of subscribers who receive at least one of our HSD, Video or Telephony services, without regard to which or how many services they subscribe. We define each of the individual HSD subscribers, Video subscribers and Telephony subscribers as a revenue generating unit (“RGU”). The following table summarizes homes passed, total subscribers and total RGUs for our services as of each respective date and does not make adjustment for any of the Company’s acquisitions or divestitures:

	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2017 (1)	2018	2018	2018	2018	2019
Homes passed	3,109,200	3,129,300	3,149,200	3,160,400	3,176,500	3,192,500
Total subscribers	777,300	798,500	800,100	805,300	807,900	812,500
HSD RGUs	732,700	743,900	747,800	755,100	759,600	765,900
Video RGUs	432,600	429,000	419,900	412,800	406,100	398,000
Telephony RGUs	219,900	218,300	214,000	209,300	204,400	201,900
Total RGUs	1,385,200	1,391,200	1,381,700	1,377,200	1,370,100	1,365,800

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

The following table displays the homes passed and subscribers related to the Company’s edge-out activities:

	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2017	2018	2018	2018	2018	2019
Homes passed	104,800	107,400	116,600	122,200	138,100	147,400
Total subscribers	26,400	28,600	30,900	33,700	35,500	36,800
HSD RGUs	26,200	28,300	30,600	33,400	35,300	36,500
Video RGUs	14,400	15,200	16,100	17,200	17,600	17,900
Telephony RGUs	5,200	5,600	6,000	6,400	6,400	6,000
Total RGUs	45,800	49,100	52,700	57,000	59,300	60,400

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
•

Video revenue consists primarily of fixed monthly fees for basic, premium and digital cable television services and rental of video converter equipment, as well as charges from optional services, such as          pay-per-view, video-on-demand and other events available to the customer. The Company is required to pay certain cable franchising authorities an amount based on the percentage of gross revenue derived from video services. The Company generally passes these fees on to the customer, which is included in video revenue.

•	Telephony revenue consists primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service.
•

Other business service revenue consists primarily of monthly recurring charges for session initiated protocol, web hosting, metro Ethernet, wireless backhaul, broadband carrier services and cloud infrastructure services provided to business customers.

•	Other revenue consists primarily of revenue from line assurance warranty services provided to residential and business customers and revenue from advertising placement.

Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our cable systems were 92% of total revenue for both the three months ended March 31, 2019 and 2018. The remaining percentage of non-subscription revenue is derived primarily from other business services, line assurance warranty services and advertising placement.

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

Depreciation and amortization includes depreciation of our broadband networks and equipment, buildings and leasehold improvements and amortization of other intangible assets with definite lives primarily related to acquisitions. Depreciation and amortization expense is presented separately from operating and selling, general and administrative expenses in the accompanying condensed consolidated statement of operations

We control our costs of operations by maintaining strict controls on expenditures. More specifically, we are focused on managing our cost structure by improving workforce productivity, increasing the effectiveness of our purchasing activities and maintaining discipline in customer acquisition. We expect programming expenses to continue to increase due to a variety of factors, including increased demands by owners of some broadcast stations for carriage of other services or payments to those broadcasters for retransmission consent and annual increases imposed by programmers with additional selling power as a result of media consolidation. We have not been able to fully pass these increases on to our customers without the loss of customers, nor do we expect to be able to do so in the future.

Restatement of Previously Issued Consolidated Financial Statements

As previously disclosed in note 1 to the Company’s consolidated financial statements included in the 2018 Form 10-K,  the Company restated its historical consolidated financial statements to properly reflect the impact of a 2006 merger transaction, which resulted in adjustments to goodwill, deferred tax liabilities and stockholders’ equity. The condensed consolidated financial statements for the three months ended March 31, 2018 have been similarly restated to reflect the correction of these errors.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31,		Change
	2019	2018	$	%
	(in millions)
Revenue	$287.2	$285.5	$1.7	1%
Costs and expenses:
Operating (excluding depreciation and amortization)	149.2	157.9	(8.7)	(6)%
Selling, general and administrative	45.5	39.7	5.8	15%
Depreciation and amortization	49.7	46.3	3.4	7%
Impairment losses on intangibles and goodwill	—	216.3	(216.3)	(100)%
Gain on sale of assets	(3.4)	—	(3.4)	100%
	241.0	460.2	(219.2)	(48)%
Income (loss) from operations	46.2	(174.7)	220.9	*
Other income (expense):
Interest expense	(35.6)	(29.1)	(6.5)	(22)%
Other income, net	0.8	—	0.8	*
Income (loss) before provision for income tax	11.4	(203.8)	215.2	*
Income tax (expense) benefit	(3.2)	41.8	(45.0)	108%
Net income (loss)	$8.2	$(162.0)	$170.2

*Not meaningful

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

Revenue

Revenue for the three months ended March 31, 2019 increased $1.7 million, or 1%, as compared to revenue for the three months ended March 31, 2018 as follows:

	Three months ended
	March 31,		Change
	2019	2018	$	%
	(in millions)
Residential subscription	$231.5	$232.1	$(0.6)	*
Business services subscription	33.7	31.4	2.3	7%
Total subscription	265.2	263.5	1.7	1%
Other business services	7.1	7.2	(0.1)	*
Other	14.9	14.8	0.1	*
	$287.2	$285.5	$1.7	1%

*Not meaningful

Total subscription revenue increased $1.7 million, or 1%, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The slight increase was driven by an increase in average revenue per unit (“ARPU”) of our customer base of $7.6 million, partially offset by a decrease in average total RGUs of $5.9 million. ARPU is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period.

The following table details subscription revenue by service offering for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,				Subscription
	2019		2018		Revenue
	Subscription	Average	Subscription	Average	Change
	Revenue	RGUs	Revenue	RGUs	$	%
	(in millions)	(in thousands)	(in millions)	(in thousands)
HSD subscription	$127.5	762.8	$111.7	738.3	$15.8	14%
Video subscription	111.0	402.1	121.8	430.8	(10.8)	(9)%
Telephony subscription	26.7	203.1	30.0	219.1	(3.3)	(11)%
	$265.2		$263.5		$1.7	1%

HSD Subscription

HSD subscription revenue increased $15.8 million, or 14%, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in HSD subscription revenue is primarily attributable to a $11.7 million increase in HSD ARPU and a $4.1 million increase in average HSD RGUs.

Video Subscription

Video subscription revenue decreased $10.8 million, or 9%, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease is primarily due to a $2.9 million decrease in Video ARPU and a $7.9 million decrease in average Video RGUs.

Telephony Subscription

Telephony subscription revenue decreased $3.3 million, or 11%, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease is primarily due to a $1.2 million decrease in Telephony ARPU and a $2.1 million decrease in average Telephony RGUs.

Operating expenses (excluding depreciation and amortization)

Operating expenses (excluding depreciation and amortization) decreased $8.7 million or 6% during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease is primarily attributable to increases in eligible capitalizable costs and decreases in installation and bad debt expense.

Incremental contribution margin

Incremental contribution margin is defined as subscription services revenue less costs directly incurred from third parties in connection with the provision of such services to our customers. Incremental contribution margin increased $1.8 million, or 1%, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase is primarily due to the increase in subscription service revenue driven by increases in HSD ARPU and HSD RGUs, partially offset by decreases in Video and Telephony RGUs. While subscription revenue increased, direct expenses remained consistent period over period primarily due to relatively flat programming expenses of $94.7 million for the three months ended March 31, 2019 compared to $94.4 million for the three months ended March 31, 2018.

Selling, general and administrative (SG&A) expenses

Selling, general and administrative expenses increased $5.8 million, or 15%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase is primarily due to an increase in employee salaries and benefits and third party professional fees, partially offset by a decrease in non-cash compensation cost.

Depreciation and amortization expenses

Depreciation and amortization expenses increased $3.4 million, or 7%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase is primarily due an increase in fixed assets placed into service to rebuild our network infrastructure in the Panama City, FL market which was significantly impacted by Hurricane Michael.

Gain on sale of assets

On December 14, 2017, we sold a portion of our Chicago fiber network to a subsidiary of Verizon for $225.0 million in cash. In addition, we and a subsidiary of Verizon entered into a construction agreement pursuant to which we agreed to complete the build-out of the network in exchange for $50.0 million (which approximates our remaining estimate to complete the network build-out), recognized over time as the remaining network elements are completed and accepted. During the three months ended March 31, 2019, we completed several elements of the construction agreement. We recognized a $3.2 million gain as a result of the completion and acceptance of such elements.

Impairment Losses on Intangibles and Goodwill

As a result of the decline in the Company’s common stock price during the three months ended March 31, 2018, we recorded a non-cash impairment charges of $143.2 million related to certain franchise operating rights and $73.1 million related to goodwill in certain of our markets. The primary driver of the impairment charges was a decline in the price of our common stock, which reduced market multiples utilized to determine estimated fair market values of indefinite-lived intangible assets and goodwill in certain reporting units. We had no such impairment charge for the three months ended March 31, 2019.

Interest expense

Interest expense increased $6.5 million, or 22%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase is primarily due to an increase in interest rates.

Income tax (expense) benefit

We reported an income tax expense of $3.2 million and benefit of $41.8 million for the three months ended March 31, 2019 and 2018, respectively. This change is primarily due to the Company booking a $216.3 million impairment charge during the first quarter of 2018, there was no such impairment charge booked during the first quarter of 2019.

Use of Incremental Contribution and Adjusted EBITDA

We use certain measures that are not defined by GAAP to evaluate various aspects of our business such as adjusted EBITDA and incremental contribution. These measures should be considered in addition to, not as a substitute for, consolidated net income and operating income or any other performance measures derived in accordance with GAAP as measures of operating performance or operating cash flows, or as measures of liquidity.

Our use of the terms adjusted EBITDA and incremental contribution may vary from others in our industry. These metrics have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. These metrics do not identify or allocate any other operating costs and expenses that are components of our income from operations to specific subscription revenues as we do not measure or record such costs and expenses in a manner that would allow attribution to a specific component of subscription revenue.

Adjusted EBITDA

Adjusted EBITDA is a key metric used by management and our Board of Directors to assess our financial performance. We believe that adjusted EBITDA is an appropriate measure of operating performance because it eliminates the impact of expenses that do not relate to business performance, and that the presentation of this measure enhances understanding of financial performance. Adjusted EBITDA is defined as net income (loss) before interest expense, income taxes, depreciation and amortization, impairment losses on intangibles and goodwill, management fees to related parties, asset write-offs, loss on early extinguishment of debt, restructuring expenses and all non-cash charges and expenses (including stock based compensation expense) and certain other income and expenses.

The following table provides a reconciliation of adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure, for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31,
	2019	2018
	(in millions)

Net income (loss)	$8.2	$(162.0)
Depreciation and amortization	49.7	46.3
Impairment loss on intangibles and goodwill	—	216.3
Gain on sale of assets	(3.4)	—
Interest expense	35.6	29.1
Non-recurring professional fees, M&A Integration and restructuring expense	8.5	4.1
Non-cash stock compensation	2.1	4.3
Other income, net	(0.8)	—
Income tax (benefit) expense	3.2	(41.8)
Adjusted EBITDA	$103.1	$96.3

Incremental contribution

Incremental contribution is included herein because we believe that it is a key metric used by our management to assess the financial performance of the business by showing how the relative relationship of the various components of subscription services contributes to our overall consolidated historical results. Our management further believes that it provides useful information to investors in evaluating our financial condition and results of operations because the additional detail illustrates how an incremental dollar of revenue generates cash, before any unallocated costs are considered, which we believe is a key component of our overall strategy and important for understanding what drives our cash flow position relative to our historical results. Incremental contribution is defined by us as the components of subscription revenue, less costs directly incurred from third parties in connection with the provision of such services to our customers.

The following table provides a reconciliation of incremental contribution to income from operations, which is the most directly comparable GAAP measure, for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31,
	2019	2018
	(in millions)
Income (loss) from operations	$46.2	$(174.7)
Revenue (excluding subscription revenue)	(22.0)	(22.0)
Other non-allocated operating expense (excluding depreciation and amortization)	47.8	56.4
Selling, general and administrative	45.5	39.7
Depreciation and amortization	49.7	46.3
Impairment losses on intangibles and goodwill	—	216.3
Gain on sale of assets	(3.4)	—
Incremental contribution	$163.8	$162.0

Liquidity and Capital Resources

At March 31, 2019, we had $124.1 million in current assets, including $16.9 million in cash and cash equivalents, and $221.7 million in current liabilities. Our outstanding consolidated debt and finance lease obligations aggregated to $2,312.6 million, of which $26.6 million is classified as current in our unaudited condensed consolidated balance sheet as of such date.

On December 14, 2017, we completed our asset purchase agreement with a subsidiary of Verizon and entered into a Construction Services Agreement pursuant to which we agreed to complete the build-out of the network in exchange for $50.0 million. The $50.0 million will be recognized over time as such network elements are completed and accepted. We have incurred expenses of approximately $40.9 million on the construction as of March 31, 2019.

We are required to prepay principal amounts under our Senior Secured Credit Facilities credit agreement if we generate excess cash flow, as defined in the credit agreement. As of March 31, 2019, we had borrowing capacity of $220.5 million under our Revolving Credit Facility and were in compliance with all our debt covenants. Accordingly, we believe that we have sufficient resources to fund our obligations and anticipated liquidity requirements in the foreseeable future.

Historical Operating, Investing, and Financing Activities

Operating Activities

Net cash provided by operating activities decreased from $74.8 million for the three months ended March 31, 2018 to $57.6 million for the three months ended March 31, 2019. The decrease is primarily due to timing differences of our receivables and payables.

Investing Activities

Net cash used in investing activities increased from $56.3 million for the three months ended March 31, 2018 to $60.3 million for the three months ended March 31, 2019. The increase is attributable to an increase in capital expenditures partially offset by cash received associated with the construction services agreement with a subsidiary of Verizon.

We have ongoing capital expenditure requirements related to the maintenance, expansion and technological upgrades of our cable network. Capital expenditures are funded primarily through a combination of cash on hand and cash flow from operations. Our capital expenditures were $66.0 million and $56.5 million for the three months ended March 31, 2019 and 2018, respectively. The $9.5 million increase from the three months ended March 31, 2019 to the three months ended March 31, 2018 is primarily due to the acceleration of customer premise equipment (“CPE”) purchases in the fourth quarter of 2017, resulting in a decrease in demand for CPE in the first quarter of 2018.

The following table sets forth additional information regarding our capital expenditures for the periods presented:

	Three months ended
	March 31,
	2019	2018
	(in millions)
Capital Expenditures
Customer premise equipment(1)	$28.7	$21.6
Scalable infrastructure(2)	5.1	7.5
Line extensions(3)	17.3	16.2
Upgrade / rebuild(4)	2.4	—
Support capital(5)	12.5	11.2
Total	$66.0	$56.5
Capital expenditures included in total related to:
Edge-outs(6)	$9.6	$4.6
Business services(7)	$9.3	$13.3

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

(4)	Upgrade / rebuild includes costs to modify or replace existing HFC network, including enhancements.
(5)	Support capital includes all other costs to support day-to-day operations, including land, buildings, vehicles, office equipment, tools and test equipment.
(6)	Edge-outs represent costs to extend our network into new adjacent service areas, including the associated CPE.
(7)	Business services represent costs associated with the build-out of our network to support business services customers, including the associated CPE.

Financing Activities

Net cash used in financing activities was $51.4 million for the three months ended March 31, 2018 as compared to net cash provided by financing activities of $6.4 million for the three months ended March 31, 2019. The change is primarily due to share repurchases of $45.2 million during the three months ended March 31, 2018 and $7.5 million of net borrowings during the three months ended March 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of March 31, 2019, borrowings under our Term B Loans and Revolving Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate (which is subject to a minimum rate of 1.00% for Term B Loans) or an ABR (which is subject to a minimum rate of 1.00% for Term B Loans), plus the applicable margin. The applicable margins for the Term B Loans is 3.25% for adjusted LIBOR loans and 2.25% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility is 3.00% for adjusted LIBOR loans and 2.00% for ABR loans. We manage the impact of interest rate changes on earnings and operating cash flows by entering into derivative instruments to protect against increases in the interest rates on our variable rate debt. We use interest rate swaps, where we receive variable rate amounts in exchange for fixed rate payments. As of March 31, 2019, after considering our interest rate swaps, approximately 40% of our Senior Secured Credit Facility is still variable rate debt. A hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of March 31, 2019) would result in an annual interest expense change of up to approximately $9.7 million on our Senior Secured Credit Facility.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision‑making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, management had then concluded that there was a material weakness in internal control over financial reporting relating to the accounting for, and disclosure of, the deferred income tax effects and goodwill allocation associated with complex tax transactions involving partnership interests. While all related corrections have been made to prior period comparative balances, we are in the process of remediating the material weakness as of the end of the period covered by this Quarterly Report on Form 10-Q.

Our management, with the participation of the Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2019. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were not effective as of March 31, 2019 as a result of the material weakness discussed above. Notwithstanding the identified material weakness, our management has concluded that the unaudited condensed consolidated financial statements included in this quarterly filing fairly represent in all material respects our financial position, results of operations, cash flows and changes in shareholders’ deficit as of and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the first quarter of 2019, except as discussed below in “—Remediation Plan”, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

Management is actively implementing a remediation plan to ensure that control deficiencies contributing to the material weakness are fully remediated. The Company has taken and continues to take steps to strengthen our internal processes and controls associated with complex tax transactions involving partnership interests.

We believe that these actions will effectively remediate the material weakness. However, until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weakness in our internal controls over financial reporting will not be considered remediated.

PART II

Item 1. Legal Proceedings

In June and July of 2018, putative class action complaints were filed in the Supreme Court of the State of New York and Colorado State Court against WOW and certain of the Company’s current and former officers and directors, as well as Crestview, Avista and each of the underwriter banks involved with the Company’s IPO. The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the IPO.  The plaintiffs seek to represent a class of stockholders who purchased stock pursuant to or traceable to the IPO. The complaint seeks unspecified monetary damages and other relief. The Company believes the complaint and allegations to be without merit and intends to vigorously defend itself against these actions. The Colorado actions have been stayed while the New York cases have been consolidated with the court staying discovery until after a determination has been made with respect to the Company’s Motion to Dismiss. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on the Company’s financial position, results of operations or cash flows.

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

The Company is party to various legal proceedings arising in the normal course of its business covering a wide range of matters and types of claims including, but not limited to, general contracts, billing disputes, rights of access, programming, taxes, fees and surcharges, consumer protection, trademark and patent infringement, employment, regulatory, tort, claims of competitors and disputes with other carriers.

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

Item 1A. Risk Factors

Our Annual Report on Form 10‑K for the year ended December 31, 2018 includes “Risk Factors” under Item 1A of Part 1. There have been no material changes from the updated risk factors described in our Form 10‑K.

Item 2. Unregistered Sales of Equity Proceeds and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table presents WOW’s purchases of equity securities completed during the first quarter of 2019 (dollars in millions, except per share amounts):

Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet be
	Number of Shares	Average Price	Purchased as Part of Publicly	Purchased Under the Plans
Period	Purchased (1)	Paid per Share	Announced Plans or Programs	or Programs
January 1 - 31, 2019	—	$—	—	$—
February 1 - 28, 2019	—	$—	—	$—
March 1 - 31, 2019	108,937	$9.50	—	$—

(1)	Shares represent shares withheld from employees for the payment of taxes upon the vesting of restricted stock awards.

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

WIDEOPENWEST, INC.

May 7, 2019	By:	/s/ TERESA ELDER
Teresa Elder
Chief Executive Officer

	By:	/s/ RICHARD E. FISH, JR.
Richard E. Fish, Jr.
Chief Financial Officer