Form 10-Q
period 2019-06-30
WideOpenWest, Inc.
filed 2019-08-02
CIK 1701051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of outstanding shares of the registrant’s common stock as of July 29, 2019 was 84,473,673.

WIDEOPENWEST, INC. AND SUBSIDIARIES

FORM 10‑Q

FOR THE PERIOD ENDED JUNE 30, 2019

This Quarterly Report on Form 10‑Q is for the three and six months ended June 30, 2019. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to “WOW,” “we,” “us,” “our,” or “the Company” are to WideOpenWest, Inc. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

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

ii

PART I-FINANCIAL INFORMATION

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2019	2018
	(in millions, except share data)
Assets
Current assets
Cash and cash equivalents	$13.0	$13.2
Accounts receivable—trade, net of allowance for doubtful accounts of $8.2 and $7.5, respectively	75.2	74.6
Accounts receivable—other	6.3	9.2
Prepaid expenses and other	20.6	15.4
Total current assets	115.1	112.4
Right-of-use assets—operating	25.9	—
Plant, property and equipment, net	1,058.5	1,053.4
Franchise operating rights	809.2	809.2
Goodwill	408.8	408.8
Intangible assets subject to amortization, net	3.9	3.6
Other noncurrent assets	37.5	32.2
Total assets	$2,458.9	$2,419.6
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable—trade	$30.7	$42.0
Accrued interest	2.7	4.6
Current lease liability—operating	6.0	—
Accrued liabilities and other	103.7	93.2
Current portion of debt and finance lease obligations	26.9	24.1
Current portion of unearned service revenue	53.8	60.2
Total current liabilities	223.8	224.1
Long-term debt and finance lease obligations—less current portion and debt issuance costs	2,271.5	2,271.4
Long-term lease liability—operating	21.2	—
Deferred income taxes, net	202.3	201.4
Other noncurrent liabilities	20.9	13.0
Total liabilities	2,739.7	2,709.9
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 92,515,078 and 90,572,693 issued as of June 30, 2019 and December 31, 2018, respectively; 84,473,673 and 82,680,380 outstanding as of June 30, 2019 and December 31, 2018, respectively	0.9	0.9
Additional paid-in capital	317.6	312.7
Accumulated other comprehensive loss	(18.1)	(6.5)
Accumulated deficit	(501.7)	(519.3)
Treasury stock at cost, 8,041,405 and 7,892,313 shares as of June 30, 2019 and December 31, 2018, respectively	(79.5)	(78.1)
Total stockholders’ deficit	(280.8)	(290.3)
Total liabilities and stockholders’ deficit	$2,458.9	$2,419.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions, except share data)
Revenue	$289.7	$291.3	$576.9	$576.8
Costs and expenses:
Operating (excluding depreciation and amortization)	144.4	157.3	293.6	315.2
Selling, general and administrative	47.6	39.7	93.1	79.4
Depreciation and amortization	50.9	46.4	100.6	92.7
Impairment losses on intangibles and goodwill	—	—	—	216.3
Gain on sale of assets	(0.2)	—	(3.6)	—
	242.7	243.4	483.7	703.6
Income (loss) from operations	47.0	47.9	93.2	(126.8)
Other income (expense):
Interest expense	(36.0)	(32.7)	(71.6)	(61.8)
Other income, net	1.9	1.2	2.7	1.2
Income (loss) before provision for income tax	12.9	16.4	24.3	(187.4)
Income tax (expense) benefit	(3.5)	8.2	(6.7)	50.0
Net income (loss)	$9.4	$24.6	$17.6	$(137.4)

Basic and diluted earnings (loss) per common shares
Basic	$0.12	$0.30	$0.22	$(1.65)
Diluted	$0.12	$0.30	$0.22	$(1.65)
Weighted-average common shares outstanding
Basic	80,675,392	81,868,508	80,513,361	83,159,949
Diluted	80,910,676	82,652,715	80,903,032	83,159,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)
Net income (loss)	$9.4	$24.6	$17.6	$(137.4)
Unrealized loss on interest rate derivative instrument, net of tax	(8.5)	(0.6)	(11.6)	(0.6)
Comprehensive income (loss)	$0.9	$24.0	$6.0	$(138.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(unaudited)

					Accumulated
		Common	Treasury	Additional	Other		Total
	Common	Stock	Stock at	Paid-in	Comprehensive	Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Loss	Deficit	Deficit
	(in millions, except share data)
Balances at January 1, 2019	82,680,380	$0.9	$(78.1)	$312.7	$(6.5)	$(519.3)	$(290.3)
Changes in accumulated other comprehensive loss	—	—	—	—	(3.1)	—	(3.1)
Stock-based compensation	—	—	—	2.1	—	—	2.1
Issuance of restricted stock, net	1,702,482	—	—	—	—	—	—
Purchase of shares	(108,937)	—	(1.1)	—	—	—	(1.1)
Net income	—	—	—	—	—	8.2	8.2
Balances at March 31, 2019(1)	84,273,925	$0.9	$(79.2)	$314.8	$(9.6)	$(511.1)	$(284.2)
Changes in accumulated other comprehensive loss	—	—	—	—	(8.5)	—	(8.5)
Stock-based compensation	—	—	—	2.8	—	—	2.8
Issuance of restricted stock, net	239,903	—	—	—	—	—	—
Purchase of shares	(40,155)	—	(0.3)	—	—	—	(0.3)
Net income	—	—	—	—	—	9.4	9.4
Balances at June 30, 2019(1)	84,473,673	$0.9	$(79.5)	$317.6	$(18.1)	$(501.7)	$(280.8)

(1)	Included in outstanding shares as of March 31, 2019 and June 30, 2019 are 3,703,649 and 3,601,021, respectively, of non-vested shares of restricted stock awards granted to employees and directors.

					Accumulated
		Common	Treasury	Additional	Other		Total
	Common	Stock	Stock at	Paid-in	Comprehensive	Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Loss	Deficit	Deficit
	(in millions, except share data)
Balances at January 1, 2018	88,426,742	$0.9	$(4.8)	$299.9	$—	$(437.8)	$(141.8)
Impact of change in accounting policy	—	—	—	—	—	9.1	9.1
Stock-based compensation	—	—	—	4.3	—	—	4.3
Issuance of restricted stock, net	657,992	—	—	—	—	—	—
Purchase of shares	(4,636,669)	—	(45.2)	—	—	—	(45.2)
Other	—	—	—	(0.2)	—	—	(0.2)
Net loss	—	—	—	—	—	(162.0)	(162.0)
Balances at March 31, 2018(2)	84,448,065	$0.9	$(50.0)	$304.0	$—	$(590.7)	$(335.8)
Changes in accumulated other comprehensive loss	—	—	—	—	(0.6)	—	(0.6)
Stock-based compensation	—	—	—	4.6	—	—	4.6
Issuance of restricted stock, net	978,896	—	—	—	—	—	—
Purchase of shares	(1,322,133)	—	(12.5)	—	—	—	(12.5)
Net income	—	—	—	—	—	24.6	24.6
Balances at June 30, 2018(2)	84,104,828	$0.9	$(62.5)	$308.6	$(0.6)	$(566.1)	$(319.7)

(2) Included in outstanding shares as of March 31, 2018 and June 30, 2018 are 2,545,272 and 2,380,631, respectively, of non-vested shares of restricted stock awards  granted to employees and directors.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2019	2018
	(in millions)
Cash flows from operating activities:
Net income (loss)	$17.6	$(137.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	100.6	92.7
Deferred income taxes	5.6	(51.9)
Provision for doubtful accounts	7.3	9.4
Gain on sale of assets	(3.6)	—
Amortization of debt issuance costs and discount, net	2.4	2.4
Impairment losses on intangibles and goodwill	—	216.3
Non-cash compensation	4.9	8.9
Other non-cash items	0.1	—
Changes in operating assets and liabilities:
Receivables and other operating assets	(18.1)	(17.0)
Payables and accruals	2.2	12.4
Net cash provided by operating activities	$119.0	$135.8
Cash flows from investing activities:
Capital expenditures	$(127.7)	$(133.5)
Proceeds from sale of Chicago fiber assets	18.6	—
Other investing activities	(0.6)	0.2
Net cash used in investing activities	$(109.7)	$(133.3)
Cash flows from financing activities:
Proceeds from issuance of debt	$47.0	$15.0
Payments on debt and finance lease obligations	(55.1)	(12.0)
Purchase of treasury stock	(1.4)	(57.7)
Other	—	(0.1)
Net cash used in financing activities	$(9.5)	$(54.8)
Decrease in cash and cash equivalents	(0.2)	(52.3)
Cash and cash equivalents, beginning of period	13.2	69.4
Cash and cash equivalents, end of period	$13.0	$17.1
Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$71.2	$58.3
Cash paid during the periods for income taxes	$0.2	$11.7
Insurance proceeds received for business interruption	$3.2	$—
Non-cash financing activities:
Capital expenditure accounts payable and accruals	$8.4	$15.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

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

In the opinion of management, all normally recurring adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2018 Annual Report on Form 10-K filed with the SEC on March 7, 2019 (the “2018 Form 10-K”).

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

Restatement of Previously Issued Consolidated Financial Statements

As previously disclosed in note 1 to the Company’s consolidated financial statements included in the 2018 Form 10-K, the Company identified past errors in the accounting for deferred income tax liabilities and goodwill that resulted from a 2006 merger transaction when preparing the 2018 consolidated financial statements. In the 2018 Form 10-K, the Company restated its historical consolidated financial statements to properly reflect the impact of the 2006 merger transaction, which resulted in adjustments to goodwill, deferred tax liabilities and stockholders’ deficit in the affected periods. The condensed consolidated financial statements for the three and six months ended June 30, 2018 included in this Quarterly Report on Form 10-Q, have been similarly restated to reflect the correction of these errors and should be read in conjunction with notes 1 and 20 to the Company’s consolidated financial statements included in the 2018 Form 10-K.

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

Note 3. Revenue from Contracts with Customers

Revenue by Service Offering

The following table presents revenue by service offering for the three months ended June 30, 2019 and 2018, respectively:

	Three months ended June 30, 2019			Three months ended June 30, 2018
	Residential	Business	Total	Residential	Business	Total
	Subscription	Subscription	Revenue	Subscription	Subscription	Revenue
	(in millions)
HSD	$110.5	$19.9	$130.4	$99.0	$18.5	$117.5
Video	105.9	3.7	109.6	119.3	3.8	123.1
Telephony	15.7	10.7	26.4	18.9	10.3	29.2
Total subscription services revenue	$232.1	$34.3	$266.4	$237.2	$32.6	$269.8
Other business services revenue (1)	—	—	7.1	—	—	6.8
Other revenue	—	—	16.2	—	—	14.7
Total revenue	$232.1	$34.3	$289.7	$237.2	$32.6	$291.3

(1)	Includes wholesale and colocation lease revenue of $5.4 million and $5.2 million for the three months ended June 30, 2019 and 2018, respectively.

The following table presents revenue by service offering for the six months ended June 30, 2019 and 2018, respectively:

	Six months ended June 30, 2019			Six months ended June 30, 2018
	Residential	Business	Total	Residential	Business	Total
	Subscription	Subscription	Revenue	Subscription	Subscription	Revenue
	(in millions)
HSD	$218.6	$39.3	$257.9	$193.3	$35.9	$229.2
Video	213.3	7.3	220.6	237.8	7.1	244.9
Telephony	31.7	21.4	53.1	38.2	21.0	59.2
Total subscription services revenue	$463.6	$68.0	$531.6	$469.3	$64.0	$533.3
Other business services revenue (1)	—	—	14.2	—	—	14.0
Other revenue	—	—	31.1	—	—	29.5
Total revenue	$463.6	$68.0	$576.9	$469.3	$64.0	$576.8

(1)	Includes wholesale and colocation lease revenue of $10.9 million and $11.0 million for the six months ended June 30, 2019 and 2018, respectively.

Costs of Obtaining Contracts with Customers

As of June 30, 2019, the current portion of costs of obtaining contracts with customers of $7.5 million and non-current portion of costs of obtaining contracts with customers of $25.3 million are included in prepaid expenses and other noncurrent assets, respectively, in the Company’s condensed consolidated balance sheet. As of December 31, 2018 the current and non-current portion of costs of obtaining contracts with customers was $6.0 million and $20.3 million, respectively.

Contract Liabilities

As of June 30, 2019, the current portion of contract liabilities of $3.5 million and the non-current portion of contract liabilities of $0.6 million are included in current portion of unearned service revenue and other non-current liabilities, respectively, in the Company’s condensed consolidated balance sheet. As of December 31, 2018, the current and non-current portion of contract liabilities was $3.3 million and $0.6 million, respectively.

Unsatisfied Performance Obligations

Revenue from month-to-month residential subscription service contracts have historically represented a significant portion of the Company’s revenue and the Company expects that this will continue to be the case in future periods.  All residential subscription service performance obligations will be satisfied within one year.

A summary of expected commercial revenue to be recognized in future periods related to performance obligations which have not been satisfied or are partially unsatisfied as of June 30, 2019 is set forth in the table below:

	2019	2020	2021	Thereafter	Total
	(in millions)
Subscription services	$42.2	$58.2	$29.0	$13.7	$143.1
Other business services	2.6	2.1	0.9	0.8	6.4
Total expected revenue	$44.8	$60.3	$29.9	$14.5	$149.5

Note 4. Plant, Property and Equipment, Net

Plant, property and equipment consists of the following:

	June 30,	December 31,
	2019	2018
	(in millions)
Distribution facilities	$1,656.1	$1,543.3
Customer premise equipment	445.9	440.4
Head-end equipment	332.3	321.9
Telephony infrastructure	97.5	94.8
Computer equipment and software	138.6	129.1
Vehicles	35.2	36.5
Buildings and leasehold improvements	47.2	46.3
Office and technical equipment	32.8	32.7
Land	6.2	6.2
Construction in progress (including material inventory and other)	110.8	157.8
Total plant, property and equipment	2,902.6	2,809.0
Less accumulated depreciation	(1,844.1)	(1,755.6)
	$1,058.5	$1,053.4

Depreciation expense for the three months ended June 30, 2019 and 2018 was $50.5 million and $45.9 million, respectively. Depreciation expense for the six months ended June 30, 2019 and 2018 was $99.7 million and $91.7 million, respectively.

Note 5. Asset Sales

Sale of Chicago Fiber Network

On August 1, 2017, the Company entered into a definitive agreement to sell a portion of its fiber network in the Company’s Chicago market to a subsidiary of Verizon for $225.0 million in cash. On December 14, 2017, the Company finalized the sale by entering into an Asset Purchase Agreement (“APA”) with a subsidiary of Verizon.

In addition to the APA, the Company and a subsidiary of Verizon entered into a Construction Services Agreement pursuant to which the Company agreed to complete the build-out of the network in exchange for $50.0 million, which represented the estimated remaining build-out costs to complete the network. The $50.0 million is recognized over time as such network elements are completed and accepted. The Company substantially completed the network build-out as of June 30, 2019.

As a result of entering into the Construction Services Agreement, the Company concluded that the assets and liabilities associated with the build-out of the network met the criteria to be classified as held for sale. As of June 30, 2019, the Chicago fiber network has $15.0 million in total assets held for sale that are included in the Company’s condensed consolidated balance sheet which represents the amount the Company has spent on construction subsequent to the closing of the APA, less the costs of sites completed. As the construction is substantially complete, the remaining assets will be sold when accepted.

The Company recognized a $3.2 million gain on sale of assets resulting from the completion and acceptance of certain network elements under the Construction Services Agreement during the six months ended June 30, 2019.

Note 6. Leases

The Company leases certain property, vehicles and equipment for use in its operations. The Company determines if an arrangement is or contains a lease at inception. The Company has lease agreements with lease and non-lease components and has elected to not separate these components for all classes of underlying assets. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet. Leases with initial terms greater than 12 months are recorded as operating or financing leases on the condensed consolidated balance sheet. As of June 30, 2019, financing lease assets of $11.8 million are included in plant, property and equipment on the condensed consolidated balance sheet. The Company has recorded accumulated amortization on the financing leases of $1.9 million. Financing lease liabilities are included within the current and long-term portions of debt and finance lease obligations of $4.1 million and $8.0 million, respectively.

Operating lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company utilizes a collateralized incremental borrowing rate based on information available at the lease commencement date in determining the present value of future payments, unless the rate is implicit in the lease agreement. The operating and finance leases may contain variable payments for common-area maintenance, taxes and insurance, and repairs and maintenance. Variable payments are recognized when incurred and not included in the measurement of the right-of-use asset and lease liability. In instances where customer premise equipment (“CPE”) would qualify as a lease, the Company applies the practical expedient to combine the operating lease with the subscription revenue as a single performance obligation in accordance with revenue recognition accounting guidance as the subscription service is the predominant component.

The Company’s lease agreements may contain options to extend the lease term beyond the initial term, termination options, and options to purchase the underlying asset. The Company has not included these options in the lease term or the related payments in the measurement of the ROU asset and lease liabilities as the Company has determined the options are not reasonably certain to be exercised.

Lease cost components are classified as follows:

		Three months ended	Six months ended
	Classification	June 30, 2019	June 30, 2019
		(in millions)
Finance lease cost
Amortization of leased asset	Depreciation	$1.4	$1.9
Interest on lease liabilities	Interest expense	0.2	0.2
Operating lease cost (1)	Operating expense	2.5	4.4
Net lease cost		$4.1	$6.5

(1)	Includes short-term lease and variable lease costs of $0.5 million for both the three and six months ended June 30, 2019.

The following table presents aggregate lease maturities as of June 30, 2019:

	Finance Leases	Operating Leases	Total
	(in millions)
Remaining six months of 2019	$4.5	$3.9	$8.4
2020	4.3	6.8	11.1
2021	3.3	6.0	9.3
2022	0.6	5.1	5.7
2023	0.1	3.6	3.7
Thereafter	—	7.1	7.1
Total Lease Payments	12.8	32.5	45.3
Less: Interest	(0.7)	(5.3)	(6.0)
Present value of lease liabilities	$12.1	$27.2	$39.3

The following table presents aggregate lease maturities as of December 31, 2018:

	Finance Leases	Operating Leases	Total
	(in millions)
2019	$1.3	$7.2	$8.5
2020	1.3	5.4	6.7
2021	1.2	4.7	5.9
2022	0.9	4.0	4.9
2023	0.4	2.4	2.8
Thereafter	—	6.5	6.5
Total Lease Payments	$5.1	$30.2	$35.3

The following table presents the weighted average remaining lease term and discount rate:

June 30, 2019

Weighted-average remaining lease term (in years)
Finance Leases	3.0
Operating Leases	5.5
Weighted-average discount rate
Finance Leases	4.91%
Operating Leases	6.29%

The following table presents other information related to operating and finance leases:

Six months ended
June 30, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.0
Financing cash flows from finance leases	1.7
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	9.3
Operating leases	5.1

jjjjj

Note 7. Accrued Liabilities and Other

Accrued liabilities and other consists of the following:

	June 30,	December 31,
	2019	2018
	(in millions)
Programming costs	$34.8	$35.4
Franchise and revenue sharing fees	10.5	12.0
Payroll and employee benefits	20.6	19.7
Property, income, sales and use taxes	11.1	7.4
Utility pole rentals	3.4	2.5
Interest rate swaps	11.1	2.6
Other accrued liabilities	12.2	13.6
	$103.7	$93.2

Note 8. Long‑Term Debt and Finance Leases

The following table summarizes the Company’s long‑term debt and finance leases:

				December 31,
	June 30, 2019			2018
	Available
	borrowing	Effective	Outstanding	Outstanding
	capacity	interest rate (1)	balance	balance
	(in millions)
Long-term debt:
Term B Loans, net(2)	$—	5.84%	$2,230.6	$2,240.9
Revolving Credit Facility(3)	229.5	5.40%	65.0	60.0
Total long-term debt	$229.5		2,295.6	2,300.9
Finance lease obligations			12.1	5.1
Total long-term debt and finance lease obligations			2,307.7	2,306.0
Debt issuance costs, net(4)			(9.3)	(10.5)
Sub-total			2,298.4	2,295.5
Less current portion			(26.9)	(24.1)
Long-term portion			$2,271.5	$2,271.4

(1)	Represents the effective interest rate in effect for all borrowings outstanding as of June 30, 2019 pursuant to each debt instrument including the applicable margin.
(2)	At June 30, 2019 includes $9.5 million of net discounts.

(3)

Available borrowing capacity at June 30, 2019 represents $300.0 million of total availability less borrowing of $65.0 million on the Revolving Credit Facility and outstanding letters of credit of $5.5 million. Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company.

(4)	At June 30, 2019, debt issuance costs include $6.9 million related to Term B Loans and $2.4 million related to the Revolving Credit Facility.

Refinancing of the Term B Loans and Revolving Credit Facility

On July 17, 2017, the Company entered into an eighth amendment (“Eighth Amendment”) to its Credit Agreement, with JPMorgan Chase Bank, N.A., as the administrative agent and revolver agent. Under the Eighth Amendment, (i) the Company borrowed new Term B loans in an aggregate principal amount of $230.5 million, for a total outstanding Term B loan principal amount of $2.28 billion and (ii) the revolving credit commitments were increased by an aggregate principal amount of $100.0 million, for a total outstanding revolving credit commitment of $300.0 million available to the Company under the revolving credit facility. The new Term B loans will mature on August 19, 2023 and bear interest, at the Company’s option, at a rate equal to ABR plus 2.25% or LIBOR plus 3.25%. Loans under the revolving credit facility will mature on May 31, 2022 and bear interest, at the Company's option, at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%. The guarantees, collateral and covenants in the Eighth Amendment remain unchanged from those contained in the credit agreement prior to the Eighth Amendment. As of June 30, 2019, the Company was in compliance with all debt covenants.

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

Note 9. Stock-Based Compensation

WOW’s 2017 Omnibus Incentive Plan provides for grants of stock options, restricted stock and performance awards. The Company’s directors, officers and other employees and persons who engage in services for the Company are eligible for grants under the 2017 Omnibus Incentive Plan. The 2017 Omnibus Incentive Plan has authorized 12,074,128 shares of common stock to be available for issuance, subject to adjustment in the event of a reorganization, stock split, merger or similar change in the Company’s corporate structure of the outstanding shares of common stock.

The following table presents restricted stock activity during the six months ended June 30, 2019:

Number of Unvested Restricted Stock Shares
Outstanding, January 1, 2019	2,356,418
Granted	2,025,337
Vested	(697,782)
Forfeited	(82,952)
Outstanding, June 30, 2019 (1)	3,601,021

(1)	The total outstanding non-vested shares of restricted stock awards granted to employees and directors are included in total outstanding shares as of June 30, 2019.

For restricted stock awards that contain only service conditions for vesting, the Company calculates the award fair value based on the closing stock price on the accounting grant date. Restricted stock generally vests ratably over a three or four year period based on the date of grant.

The Company recorded $2.8 million and $4.6 million for the three months ended June 30, 2019 and 2018, respectively, and recorded $4.9 million and $8.9 million for the six months ended June 30, 2019 and 2018, respectively of non-cash stock-based compensation expense which is reflected in selling, general and administrative expense in the Company’s condensed consolidated statements of operations.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions, except share data)
Net income (loss)	$9.4	$24.6	$17.6	$(137.4)

Basic weighted-average shares	80,675,392	81,868,508	80,513,361	83,159,949
Effect of dilutive securities:
Restricted stock awards	235,284	784,207	389,671	—
Diluted weighted-average shares	80,910,676	82,652,715	80,903,032	83,159,949

Basic net income (loss) per share	$0.12	$0.30	$0.22	$(1.65)
Diluted net income (loss) per share	$0.12	$0.30	$0.22	$(1.65)

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019:

	Level 1	Level 2	Level 3	Total
	(in millions)
Financial Liabilities
Interest rate swaps (1)	$—	$23.0	$—	$23.0
Long-term debt (2)	—	2,195.3	—	2,195.3
Total	$—	$2,218.3	$—	$2,218.3

(1)

Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curves as of June 30, 2019. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

(2)

Measured based on dealer quotes considering current market rates for the Company’s credit facility. The ratio of the Company’s aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets. Debt fair value does not include debt issuance costs and discount.

There were no transfers into or out of Level 1, 2 or 3 during the six months ended June 30, 2019.

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

As of June 30, 2019, the Company is the fixed rate payor on two interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $2,305.1 million, not including debt issuance costs and discount, of the Company’s LIBOR-based variable rate borrowings. These contracts carry fixed rates of 2.7% and have an expiration date of May 2021. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments. As all of the critical terms of each of the derivative instruments matched the underlying terms of the hedged debt and related forecasted interest payments, these hedges were considered highly effective. Based on LIBOR-based swap yield curves as of June 30, 2019, the Company expects to reclassify losses of $11.1 million out of accumulated other comprehensive loss (“AOCL”) into earnings within the next 12 months.

The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the condensed consolidated balance sheet as of June 30, 2019 and December 31, 2018.

	Fair Value	Fair Value
	Accrued	Other
	Liabilities	Non-Current
	and Other	Liabilities
Derivatives Designated as Hedging Instruments	(in millions)
Interest rate swap contracts as of June 30, 2019	$11.1	$11.9
Interest rate swap contracts as of December 31, 2018	$2.6	$4.0

Losses recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2019 total $0.9 million and $1.6 million, respectively.

Gains and losses on derivatives designated as cash flow hedges included in the condensed consolidated statement of comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018 are shown in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest rate swap contracts(1)	(in millions)
Loss recorded in AOCL on derivatives, net	$8.5	$0.6	$11.6	$0.6
Loss reclassified from AOCL into income	—	—	—	—

(1)

Losses on derivatives reclassified from AOCL into income will be included in “Interest expense” in the condensed consolidated statements of operations, the statement of operations line item as the earnings effect of the hedged item.

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

The Company assesses the available positive and negative evidence to estimate whether sufficient taxable income will be generated to permit the utilization of existing deferred tax assets. On the basis of this evaluation, as of June 30, 2019, a valuation allowance of $24.1 million remains recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The valuation allowance is based on the Company’s existing positive and negative evidence. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased based on the Company’s future operating results.

The Company reported total income tax expense of $3.5 million and benefit of $8.2 million for the three months ended June 30, 2019 and 2018, respectively, and total income tax expense of $6.7 million and benefit of $50.0 million for the six months ended June 30, 2019 and 2018, respectively.

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

As of June 30, 2019, the Company recorded gross unrecognized tax benefits of $26.5 million, all of which, if recognized, would affect the Company’s effective tax rate. Interest and penalties related to income tax liabilities, if incurred, are included in income tax expense in the condensed consolidated statement of operations. The Company has accrued gross interest and penalties of $2.1 million. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues are addressed in the Company’s tax audits in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

Unrecognized tax benefits consist primarily of tax positions related to issues associated with the restructuring of WideOpenWest Finance, LLC and the acquisition of Knology, Inc. Depending on the resolution with certain state taxing authorities that is expected to occur within the next twelve months, there could be an adjustment to the Company’s unrecognized tax benefits for certain state tax matters.

The Company is not currently under examination for U.S. federal income tax purposes, but does have various open tax controversy matters with various state taxing authorities.

Note 14. Commitments and Contingencies

In June and July of 2018, putative class action complaints were filed in the Supreme Court of the State of New York and Colorado State Court against WideOpenWest, Inc. and certain of the Company’s current and former officers and directors, as well as Crestview Advisors, LLC (“Crestview”), Avista Capital Partners (“Avista”), and each of the underwriter banks involved with the Company’s IPO. The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the IPO. The plaintiffs seek to represent a class of stockholders who purchased stock pursuant to or traceable to the IPO. The complaint seeks unspecified monetary damages and other relief. The Company believes the complaint and allegations to be without merit and intends to vigorously defend itself against these actions. The Colorado actions have been stayed while the New York cases have been consolidated with the court staying discovery until after a determination has been made with respect to the Company’s Motion to Dismiss for which a hearing was held by the court on July 10, 2019. A decision by the court on the Motion to Dismiss is not expected for at least several months.  The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on the Company’s results of operations, financial condition, or cash flows.

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

Note 15. Related Party Transactions

As of June 30, 2019, approximately 68% of the Company’s outstanding common shares were held by Avista and Crestview, private equity firms based in New York.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We provide high-speed data (“HSD”), cable television (“Video”), digital telephony (“Telephony”), and business-class services to a service area that includes approximately 3.2 million homes and businesses. Our services are delivered across nineteen markets via our advanced HFC cable network. Our footprint covers the states of Alabama, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, Ohio, South Carolina and Tennessee. Led by our robust HSD offering, our products are available either as a bundle or as an individual service to residential and business services customers. As of June 30, 2019, approximately 811,300 customers subscribed to our services.

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

During the first half of 2019, we received $3.2 million in business interruption insurance recoveries associated with Hurricane Michael.

Sale of Chicago Fiber Network

On December 14, 2017, we finalized the sale of a portion of our fiber network in the Chicago market to a subsidiary of Verizon for $225.0 million in cash. In addition, we and a subsidiary of Verizon entered into a construction agreement pursuant to which we agreed to complete the build-out of the network in exchange for $50.0 million (which approximates our remaining estimate to complete the network build-out), recognized over time as the remaining network elements are completed and accepted. The Company substantially completed the network build-out as of June 30, 2019.

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

Homes Passed and Subscribers

We report homes passed as the number of serviceable addresses, such as single residence homes, apartments and condominium units, and businesses passed by our broadband network and listed in our database. We report total subscribers as the number of subscribers who receive at least one of our HSD, Video or Telephony services, without regard to which or how many services they subscribe. We define each of the individual HSD subscribers, Video subscribers and Telephony subscribers as a revenue generating unit (“RGU”). The following table summarizes homes passed, total subscribers and total RGUs for our services as of each respective date and does not make adjustment for any of the Company’s acquisitions or divestitures:

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2018	2018	2018	2018	2019	2019
Homes passed	3,129,300	3,149,200	3,160,400	3,176,500	3,192,500	3,199,500
Total subscribers	798,500	800,100	805,300	807,900	812,500	811,300
HSD RGUs	743,900	747,800	755,100	759,600	765,900	765,500
Video RGUs	429,000	419,900	412,800	406,100	398,000	388,100
Telephony RGUs	218,300	214,000	209,300	204,400	201,900	198,100
Total RGUs	1,391,200	1,381,700	1,377,200	1,370,100	1,365,800	1,351,700

The following table displays the homes passed and subscribers related to the Company’s edge-out activities:

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2018	2018	2018	2018	2019	2019
Homes passed	107,400	116,600	122,200	138,100	147,400	152,600
Total subscribers	28,600	30,900	33,700	35,500	36,800	37,600
HSD RGUs	28,300	30,600	33,400	35,300	36,500	36,900
Video RGUs	15,200	16,100	17,200	17,600	17,900	17,800
Telephony RGUs	5,600	6,000	6,400	6,400	6,000	5,500
Total RGUs	49,100	52,700	57,000	59,300	60,400	60,200

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

Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our cable systems were 92% of total revenue for both the six months ended June 30, 2019 and 2018. The remaining percentage of non-subscription revenue is derived primarily from other business services, line assurance warranty services and advertising placement.

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

Depreciation and amortization includes depreciation of our broadband networks and equipment, buildings and leasehold improvements and amortization of other intangible assets with definite lives primarily related to acquisitions. Depreciation and amortization expense is presented separately from operating and selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

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

Restatement of Previously Issued Consolidated Financial Statements

As previously disclosed in note 1 to the Company’s consolidated financial statements included in the 2018 Form 10-K,  the Company restated its historical consolidated financial statements to properly reflect the impact of a 2006 merger transaction, which resulted in adjustments to goodwill, deferred tax liabilities and stockholders’ deficit. The condensed consolidated financial statements for the three and six months ended June 30, 2018 been similarly restated to reflect the correction of these errors.

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2019 and 2018:

	Three months ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)
Revenue	$289.7	$291.3	$576.9	$576.8
Costs and expenses:
Operating (excluding depreciation and amortization)	144.4	157.3	293.6	315.2
Selling, general and administrative	47.6	39.7	93.1	79.4
Depreciation and amortization	50.9	46.4	100.6	92.7
Impairment losses on intangibles and goodwill	—	—	—	216.3
Gain on sale of assets	(0.2)	—	(3.6)	—
	242.7	243.4	483.7	703.6
Income (loss) from operations	47.0	47.9	93.2	(126.8)
Other income (expense):
Interest expense	(36.0)	(32.7)	(71.6)	(61.8)
Other income, net	1.9	1.2	2.7	1.2
Income (loss) before provision for income tax	12.9	16.4	24.3	(187.4)
Income tax (expense) benefit	(3.5)	8.2	(6.7)	50.0
Net income (loss)	$9.4	$24.6	$17.6	$(137.4)

Revenue

Revenue for the three months ended June 30, 2019 decreased $1.6 million, or 1%, as compared to the corresponding period in 2018 and remained consistent for the six months ended June 30, 2019 as compared to the corresponding period in 2018 as follows:

	Three months ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)
Residential subscription	$232.1	$237.2	$463.6	$469.3
Business services subscription	34.3	32.6	68.0	64.0
Total subscription	266.4	269.8	531.6	533.3
Other business services	7.1	6.8	14.2	14.0
Other	16.2	14.7	31.1	29.5
	$289.7	$291.3	$576.9	$576.8

Total subscription revenue decreased $3.4 million and $1.7 million during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in 2018. The decreases are driven by a decrease in average total RGUs of $8.2 million and $13.9 million, partially offset by increases in average revenue per unit (“ARPU”) of our customer base of $4.8 million and $12.2 million, respectively. ARPU is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period.

The following tables detail subscription revenue by service offering for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Subscription
	2019		2018		Revenue
	Subscription	Average	Subscription	Average	Change
	Revenue	RGUs	Revenue	RGUs	$	%
	(in millions)	(in thousands)	(in millions)	(in thousands)
HSD subscription	$130.4	765.7	$117.5	745.8	$12.9	11%
Video subscription	109.6	393.1	123.1	424.5	(13.5)	(11)%
Telephony subscription	26.4	200.0	29.2	216.2	(2.8)	(10)%
	$266.4		$269.8		$(3.4)	(1)%

	Six Months Ended June 30,				Subscription
	2019		2018		Revenue
	Subscription	Average	Subscription	Average	Change
	Revenue	RGUs	Revenue	RGUs	$	%
	(in millions)	(in thousands)	(in millions)	(in thousands)
HSD subscription	$257.9	762.6	$229.2	740.2	$28.7	13%
Video subscription	220.6	397.1	244.9	426.3	(24.3)	(10)%
Telephony subscription	53.1	201.2	59.2	216.9	(6.1)	(10)%
	$531.6		$533.3		$(1.7)	*

*    Not meaningful

HSD Subscription

HSD subscription revenue increased $12.9 million, or 11%, and $28.7 million, or 13%, during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in 2018.  The increases in HSD subscription revenue are primarily attributable to a $9.7 million and $21.4 million increase in HSD ARPU and a $3.2 million and $7.3 million increase in average HSD RGUs, respectively.

Video Subscription

Video subscription revenue decreased $13.5 million, or 11%, and $24.3 million, or 10%, during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in 2018.  The decreases are primarily due to a $4.4 million and $7.6 million decrease in Video ARPU and a $9.1 million and $16.7 million decrease in average Video RGUs, respectively.

Telephony Subscription

Telephony subscription revenue decreased $2.8 million, or 10%, and $6.1 million, or 10%, during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in 2018. The decreases are primarily due to a $0.5 million and $1.6 million decrease in Telephony ARPU and a $2.3 million and $4.5 million decrease in average Telephony RGUs, respectively.

Operating expenses (excluding depreciation and amortization)

Operating expenses (excluding depreciation and amortization) decreased $12.9 million, or 8%, and $21.6 million, or 7%, during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in 2018. The decreases are primarily attributable to increases in eligible capitalizable costs and decreases in compensation cost associated with reductions in headcount.

Incremental contribution margin

Incremental contribution margin is defined as subscription services revenue less costs directly incurred from third parties in connection with the provision of such services to our customers. Incremental contribution margin decreased $2.3 million, or 1%, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and remained consistent during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease during the three months ended June 30, 2019 is primarily due to the decrease in subscription service revenue driven by decreases in Video and Telephony ARPU and RGUs, partially offset by increases in HSD ARPU and RGUs. Direct expenses remained consistent period over period primarily due to relatively flat programming expenses of $92.4 million for the three months ended June 30, 2019 compared to $93.5 million for the three months ended June 30, 2018 and $187.1 million for the six months ended June 30, 2019 compared to $187.9 million for the six months ended June 30, 2018.

Selling, general and administrative (SG&A) expenses

Selling, general and administrative expenses increased $7.9 million, or 20%, and $13.7 million, or 17%, during the three and six months ended June 30, 2019, respectively, compared to the corresponding periods in 2018. The increases are primarily attributable to increases in employee salaries and benefits and third party professional fees, partially offset by decreases in non-cash compensation cost.

Depreciation and amortization expenses

Depreciation and amortization expenses increased $4.5 million, or 10%, and $7.9 million, or 9%, during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in 2018. The increases are primarily attributable to an increase in fixed assets placed into service to rebuild our network infrastructure in the Panama City, FL market which was significantly impacted by Hurricane Michael.

Gain on sale of assets

On December 14, 2017, we sold a portion of our Chicago fiber network to a subsidiary of Verizon for $225.0 million in cash. In addition, we and a subsidiary of Verizon entered into a construction agreement pursuant to which we agreed to complete the build-out of the network in exchange for $50.0 million (which approximates our remaining estimate to complete the network build-out), recognized over time as the remaining network elements are completed and accepted. The Company has substantially completed the network build-out as of June 30, 2019. We recognized a $3.2 million gain for the six months ended June 30, 2019 as a result of the completion and acceptance of such elements during the first six months of 2019.

Impairment Losses on Intangibles and Goodwill

As a result of the decline in the Company’s common stock price during the three months ended March 31, 2018, we recorded non-cash impairment charges of $143.2 million related to certain franchise operating rights and $73.1 million related to goodwill in certain of our markets. The primary driver of the impairment charges was a decline in the price of our common stock, which reduced market multiples utilized to determine estimated fair market values of indefinite-lived intangible assets and goodwill in certain reporting units. We had no such impairment charge for the six months ended June 30, 2019.

Interest expense

Interest expense increased $3.3 million, or 10%, and $9.8 million, or 16%, during the three and six months ended June 30, 2019, respectively, compared to the corresponding periods in 2018. The increases are primarily due to an increase in interest rates.

Income tax (expense) benefit

We reported income tax expense of $3.5 million and benefit of $8.2 million for the three months ended June 30, 2019 and 2018, respectively, and income tax expense of $6.7 million and benefit of $50.0 million for the six months ended June 30, 2019 and 2018, respectively. The change for the three month comparative period is primarily due to a change in a valuation allowance related to recording indefinite lived deferred tax assets related to a business interest expense limitation and a net operating loss carryforward. The change for the six month comparative period is primarily due to the $216.3 million impairment charge recorded during the first half of 2018. We had no such impairment charge for the six months ended June 30, 2019.

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

Adjusted EBITDA

Adjusted EBITDA is a key metric used by management and our Board of Directors to assess our financial performance. We believe that adjusted EBITDA is an appropriate measure of operating performance because it eliminates the impact of expenses that do not relate to business performance, and that the presentation of this measure enhances understanding of financial performance. Adjusted EBITDA is defined as net income (loss) before interest expense, income taxes, depreciation and amortization, impairment losses on intangibles and goodwill, management fees to related parties, asset write-offs, loss on early extinguishment of debt, restructuring expenses and all non-cash charges and expenses (including stock-based compensation expense) and certain other income and expenses.

The following table provides a reconciliation of adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure, for the three and six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)

Net income (loss)	$9.4	$24.6	$17.6	$(137.4)
Depreciation and amortization	50.9	46.4	100.6	92.7
Impairment loss on intangibles and goodwill	—	—	—	216.3
Gain on sale of assets	(0.2)	—	(3.6)	—
Interest expense	36.0	32.7	71.6	61.8
Non-recurring professional fees, M&A Integration and restructuring expense	8.4	3.3	16.9	7.4
Non-cash stock compensation	2.8	4.6	4.9	8.9
Other income, net	(1.9)	(1.2)	(2.7)	(1.2)
Income tax (benefit) expense	3.5	(8.2)	6.7	(50.0)
Adjusted EBITDA	$108.9	$102.2	$212.0	$198.5

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

The following table provides a reconciliation of incremental contribution to income (loss) from operations, which is the most directly comparable GAAP measure, for the three and six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)
Income (loss) from operations	$47.0	$47.9	$93.2	$(126.8)
Revenue (excluding subscription revenue)	(23.3)	(21.5)	(45.3)	(43.5)
Other non-allocated operating expense (excluding depreciation and amortization)	45.2	57.0	93.0	113.4
Selling, general and administrative	47.6	39.7	93.1	79.4
Depreciation and amortization	50.9	46.4	100.6	92.7
Impairment losses on intangibles and goodwill	—	—	—	216.3
Gain on sale of assets	(0.2)	—	(3.6)	—
Incremental contribution	$167.2	$169.5	$331.0	$331.5

Liquidity and Capital Resources

At June 30, 2019, we had $115.1 million in current assets, including $13.0 million in cash and cash equivalents, and $223.8 million in current liabilities. Our outstanding consolidated debt and finance lease obligations aggregated to $2,298.4 million, of which $26.9 million is classified as current in our unaudited condensed consolidated balance sheet as of such date.

On December 14, 2017, we completed our asset purchase agreement with a subsidiary of Verizon and entered into a Construction Services Agreement pursuant to which we agreed to complete the build-out of the network in exchange for $50.0 million. The $50.0 million is recognized over time as such network elements are completed and accepted. As of June 30, 2019, the network build-out was substantially complete and we have incurred expenses of approximately $45.4 million.

We are required to prepay principal amounts under our Senior Secured Credit Facilities credit agreement if we generate excess cash flow, as defined in the credit agreement. As of June 30, 2019, we had borrowing capacity of $229.5 million under our Revolving Credit Facility and were in compliance with all our debt covenants. Accordingly, we believe that we have sufficient resources to fund our obligations and anticipated liquidity requirements in the foreseeable future.

Historical Operating, Investing, and Financing Activities

Operating Activities

Net cash provided by operating activities decreased from $135.8 million for the six months ended June 30, 2018 to $119.0 million for the six months ended June 30, 2019. The decrease is primarily due to timing differences of our receivables and payables.

Investing Activities

Net cash used in investing activities decreased from $133.3 million for the six months ended June 30, 2018 to $109.7 million for the six months ended June 30, 2019. The decrease is attributable to a decrease in capital expenditures and cash received associated with the Construction Services Agreement with a subsidiary of Verizon.

We have ongoing capital expenditure requirements related to the maintenance, expansion and technological upgrades of our cable network. Capital expenditures are funded primarily through a combination of cash on hand and cash flow from operations. Our capital expenditures were $127.7 million and $133.5 million for the six months ended June 30, 2019 and 2018, respectively. The $5.8 million decrease from the six months ended June 30, 2018 to the six months ended June 30, 2019 is primarily due to a decrease in spend related to the Construction Services Agreement with a subsidiary of Verizon.

The following table sets forth additional information regarding our capital expenditures for the periods presented:

	For the six months ended
	June 30,
	2019	2018
	(in millions)
Capital Expenditures
Customer premise equipment(1)	$55.9	$54.3
Scalable infrastructure(2)	9.2	17.6
Line extensions(3)	31.7	35.1
Upgrade / rebuild(4)	2.4	—
Support capital(5)	28.5	26.5
Total	$127.7	$133.5
Capital expenditures included in total related to:
Edge-outs(6)	$15.7	$15.8
Business services(7)	$20.6	$23.1

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

Financing Activities

Net cash used in financing activities decreased from $54.8 million for the six months ended June 30, 2018 to  $9.5 million for the six months ended June 30, 2019. The decrease is primarily due to lower share repurchases, partially offset by net payments on debt and finance lease obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of June 30, 2019, borrowings under our Term B Loans and Revolving Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate (which is subject to a minimum rate of 1.00% for Term B Loans) or an ABR (which is subject to a minimum rate of 1.00% for Term B Loans), plus the applicable margin. The applicable margins for the Term B Loans is 3.25% for adjusted LIBOR loans and 2.25% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility is 3.00% for adjusted LIBOR loans and 2.00% for ABR loans. We manage the impact of interest rate changes on earnings and operating cash flows by entering into derivative instruments to protect against increases in the interest rates on our variable rate debt. We use interest rate swaps, where we receive variable rate amounts in exchange for fixed rate payments. As of June 30, 2019, after considering our interest rate swaps, approximately 40% of our Senior Secured Credit Facility is still variable rate debt. A hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of June 30, 2019) would result in an annual interest expense change of up to approximately $9.6 million on our Senior Secured Credit Facility.

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

Our management, with the participation of the Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2019. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were not effective as of June 30, 2019 as a result of the material weakness discussed above. Notwithstanding the identified material weakness, our management has concluded that the unaudited condensed consolidated financial statements included in this quarterly filing fairly represent in all material respects our financial position, results of operations, cash flows and changes in shareholders’ deficit as of and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the second quarter of 2019, except as discussed below in “—Remediation Plan,” that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

In June and July of 2018, putative class action complaints were filed in the Supreme Court of the State of New York and Colorado State Court against WOW and certain of the Company’s current and former officers and directors, as well as Crestview, Avista and each of the underwriter banks involved with the Company’s IPO. The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the IPO.  The plaintiffs seek to represent a class of stockholders who purchased stock pursuant to or traceable to the IPO. The complaint seeks unspecified monetary damages and other relief. The Company believes the complaint and allegations to be without merit and intends to vigorously defend itself against these actions. The Colorado actions have been stayed while the New York cases have been consolidated with the court staying discovery until after a determination has been made with respect to the Company’s Motion to Dismiss for which a hearing was held by the court on July 10, 2019.  A decision by the court on the Motion to Dismiss is not expected for at least several months. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on the Company’s financial position, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table presents WOW’s purchases of equity securities completed during the second quarter of 2019 (dollars in millions, except per share amounts):

				Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet be
	Number of Shares	Average Price	Purchased as Part of Publicly	Purchased Under the Plans
Period	Purchased (1)	Paid per Share	Announced Plans or Programs	or Programs
April 1 - 30, 2019	2,166	$9.44	—	$—
May 1 - 31, 2019	11,275	$7.99	—	$—
June 1 - 30, 2019	26,714	$7.28	—	$—

(1)	Shares represent shares withheld from employees for the payment of taxes upon the vesting of restricted stock awards.

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

WIDEOPENWEST, INC.

August 2, 2019	By:	/s/ TERESA ELDER
Teresa Elder
Chief Executive Officer

	By:	/s/ RICHARD E. FISH, JR.
Richard E. Fish, Jr.
Chief Financial Officer