Form 10-Q
period 2019-09-30
WideOpenWest, Inc.
filed 2019-11-01
CIK 1701051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
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

The number of outstanding shares of the registrant’s common stock as of October 28, 2019 was 84,280,806.

WIDEOPENWEST, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2019

This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2019. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to “WOW,” “we,” “us,” “our,” or “the Company” are to WideOpenWest, Inc. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not historical facts contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events. Such statements involve certain risks, uncertainties and assumptions. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to:

●	the wide range of competition we face;
●	competitors that are larger and possess more resources;
●	competition for the leisure and entertainment time of audiences;
●	whether our edge-out strategy will succeed;
●	dependence upon a business services strategy, including our ability to secure new businesses as customers;
●	conditions in the economy, including potentially uncertain economic conditions, unemployment levels and turbulent developments in the housing market;
●	demand for our bundled broadband communications services may be lower than we expect;
●	our ability to respond to rapid technological change;
●	increases in programming and retransmission costs;
●	declines in advertising revenues;
●	the effects of regulatory changes in our business;
●	our substantial level of indebtedness;
●	certain covenants in our debt documents;
●	programming exclusivity in favor of our competitors;
●	inability to obtain necessary hardware, software and operational support;
●	loss of interconnection arrangements;
●	failure to receive support from various funds established under federal and state law;
●	exposure to credit risk of customers, vendors and third parties;
●	strain on business and resources from future acquisitions or joint ventures, or the inability to identify suitable acquisitions;
●	potential impairments to our goodwill or franchise operating rights;
●	the occurrence of natural disasters in one or more of our geographic markets;
●	our ability to manage the risks involved in the foregoing; and

other factors described from time to time in our reports filed or furnished with the Securities and Exchange Commission (“SEC”), and in particular those factors set forth in the section entitled “Risk Factors” in our annual report filed on Form 10-K with the SEC on March 7, 2019 and other reports subsequently filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

ii

PART I-FINANCIAL INFORMATION

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2019	2018
	(in millions, except share data)
Assets
Current assets
Cash and cash equivalents	$9.3	$13.2
Accounts receivable—trade, net of allowance for doubtful accounts of $8.7 and $7.5, respectively	78.7	74.6
Accounts receivable—other	5.5	9.2
Prepaid expenses and other	22.2	15.4
Total current assets	115.7	112.4
Right-of-use assets—operating	26.7	—
Plant, property and equipment, net	1,064.5	1,053.4
Franchise operating rights	809.2	809.2
Goodwill	408.8	408.8
Intangible assets subject to amortization, net	4.4	3.6
Other noncurrent assets	39.7	32.2
Total assets	$2,469.0	$2,419.6
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable—trade	$35.7	$42.0
Accrued interest	0.5	4.6
Current portion of lease liability—operating	6.3	—
Accrued liabilities and other	94.1	93.2
Current portion of debt and finance lease obligations	29.1	24.1
Current portion of unearned service revenue	45.5	60.2
Total current liabilities	211.2	224.1
Long-term debt and finance lease obligations—less current portion and debt issuance costs	2,277.2	2,271.4
Long-term lease liability—operating	23.5	—
Deferred income taxes, net	205.8	201.4
Other noncurrent liabilities	18.8	13.0
Total liabilities	2,736.5	2,709.9
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 92,344,520 and 90,572,693 issued as of September 30, 2019 and December 31, 2018, respectively; 84,280,806 and 82,680,380 outstanding as of September 30, 2019 and December 31, 2018, respectively	0.9	0.9
Additional paid-in capital	320.5	312.7
Accumulated other comprehensive loss	(18.8)	(6.5)
Accumulated deficit	(490.5)	(519.3)
Treasury stock at cost, 8,063,714 and 7,892,313 shares as of September 30, 2019 and December 31, 2018, respectively	(79.6)	(78.1)
Total stockholders’ deficit	(267.5)	(290.3)
Total liabilities and stockholders’ deficit	$2,469.0	$2,419.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions, except share data)
Revenue	$285.4	$291.6	$862.3	$868.4
Costs and expenses:
Operating (excluding depreciation and amortization)	138.8	152.7	432.4	467.9
Selling, general and administrative	40.6	37.0	133.7	116.4
Depreciation and amortization	50.9	46.3	151.5	139.0
Impairment losses on intangibles and goodwill	—	—	—	216.3
Loss (gain) on sale of assets	8.4	(1.5)	4.8	(1.5)
	238.7	234.5	722.4	938.1
Income (loss) from operations	46.7	57.1	139.9	(69.7)
Other income (expense):
Interest expense	(35.8)	(35.0)	(107.4)	(96.8)
Other income, net	0.6	0.5	3.3	1.7
Income (loss) before provision for income tax	11.5	22.6	35.8	(164.8)
Income tax (expense) benefit	(0.3)	7.9	(7.0)	57.9
Net income (loss)	$11.2	$30.5	$28.8	$(106.9)

Basic and diluted earnings (loss) per common shares
Basic	$0.14	$0.38	$0.36	$(1.30)
Diluted	$0.14	$0.37	$0.35	$(1.30)
Weighted-average common shares outstanding
Basic	80,885,244	80,663,128	80,639,099	82,319,223
Diluted	81,104,905	81,569,173	81,064,688	82,319,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Net income (loss)	$11.2	$30.5	$28.8	$(106.9)
Unrealized (loss) gain on interest rate derivative instrument, net of tax	(0.7)	6.0	(12.3)	5.4
Comprehensive income (loss)	$10.5	$36.5	$16.5	$(101.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(unaudited)

					Accumulated
		Common	Treasury	Additional	Other		Total
	Common	Stock	Stock at	Paid-in	Comprehensive	Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Loss	Deficit	Deficit
	(in millions, except share data)
Balances at January 1, 2019	82,680,380	$0.9	$(78.1)	$312.7	$(6.5)	$(519.3)	$(290.3)
Changes in accumulated other comprehensive loss	—	—	—	—	(3.1)	—	(3.1)
Stock-based compensation	—	—	—	2.1	—	—	2.1
Issuance of restricted stock, net	1,702,482	—	—	—	—	—	—
Purchase of shares	(108,937)	—	(1.1)	—	—	—	(1.1)
Net income	—	—	—	—	—	8.2	8.2
Balances at March 31, 2019(1)	84,273,925	$0.9	$(79.2)	$314.8	$(9.6)	$(511.1)	$(284.2)
Changes in accumulated other comprehensive loss	—	—	—	—	(8.5)	—	(8.5)
Stock-based compensation	—	—	—	2.8	—	—	2.8
Issuance of restricted stock, net	239,903	—	—	—	—	—	—
Purchase of shares	(40,155)	—	(0.3)	—	—	—	(0.3)
Net income	—	—	—	—	—	9.4	9.4
Balances at June 30, 2019(1)	84,473,673	$0.9	$(79.5)	$317.6	$(18.1)	$(501.7)	$(280.8)
Changes in accumulated other comprehensive loss	—	—	—	—	(0.7)	—	(0.7)
Stock-based compensation	—	—	—	2.9	—	—	2.9
Issuance of restricted stock, net	(170,558)	—	—	—	—	—	—
Purchase of shares	(22,309)	—	(0.1)	—	—	—	(0.1)
Net income	—	—	—	—	—	11.2	11.2
Balances at September 30, 2019(1)	84,280,806	$0.9	$(79.6)	$320.5	$(18.8)	$(490.5)	$(267.5)
(1)	Included in outstanding shares as of March 31, 2019, June 30, 2019 and September 30, 2019 are 3,703,649, 3,601,021 and 3,354,505, respectively, of non-vested shares of restricted stock awards granted to employees and directors.

					Accumulated
		Common	Treasury	Additional	Other		Total
	Common	Stock	Stock at	Paid-in	Comprehensive	Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Income (Loss)	Deficit	Deficit
	(in millions, except share data)
Balances at January 1, 2018	88,426,742	$0.9	$(4.8)	$299.9	$—	$(437.8)	$(141.8)
Impact of change in accounting policy	—	—	—	—	—	9.1	9.1
Stock-based compensation	—	—	—	4.3	—	—	4.3
Issuance of restricted stock, net	657,992	—	—	—	—	—	—
Purchase of shares	(4,636,669)	—	(45.2)	—	—	—	(45.2)
Other	—	—	—	(0.2)	—	—	(0.2)
Net loss	—	—	—	—	—	(162.0)	(162.0)
Balances at March 31, 2018(2)	84,448,065	$0.9	$(50.0)	$304.0	$—	$(590.7)	$(335.8)
Changes in accumulated other comprehensive loss	—	—	—	—	(0.6)	—	(0.6)
Stock-based compensation	—	—	—	4.6	—	—	4.6
Issuance of restricted stock, net	978,896	—	—	—	—	—	—
Purchase of shares	(1,322,133)	—	(12.5)	—	—	—	(12.5)
Net income	—	—	—	—	—	24.6	24.6
Balances at June 30, 2018(2)	84,104,828	$0.9	$(62.5)	$308.6	$(0.6)	$(566.1)	$(319.7)
Changes in accumulated other comprehensive income	—	—	—	—	6.0	—	6.0
Stock-based compensation	—	—	—	2.1	—	—	2.1
Issuance of restricted stock, net	48,887	—	—	—	—	—	—
Purchase of shares	(1,458,865)	—	(15.5)	—	—	—	(15.5)
Net income	—	—	—	—	—	30.5	30.5
Balances at September 30, 2018(2)	82,694,850	$0.9	$(78.0)	$310.7	$5.4	$(535.6)	$(296.6)
(2)

Included in outstanding shares as of March 31, 2018, June 30, 2018 and September 30, 2018 are 2,545,272, 2,380,631 and 2,403,512, respectively, of non-vested shares of restricted stock awards granted to employees and directors.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
	(in millions)
Cash flows from operating activities:
Net income (loss)	$28.8	$(106.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	151.5	139.0
Deferred income taxes	8.7	(59.2)
Provision for doubtful accounts	12.5	14.2
Loss (gain) on sale of assets	4.8	(1.5)
Amortization of debt issuance costs and discount	3.6	3.6
Impairment losses on intangibles and goodwill	—	216.3
Non-cash compensation	7.8	11.0
Changes in operating assets and liabilities:
Receivables and other operating assets	(27.4)	(23.4)
Payables and accruals	(11.1)	6.7
Net cash provided by operating activities	$179.2	$199.8
Cash flows from investing activities:
Capital expenditures	$(191.1)	$(213.8)
Proceeds from sale of Chicago fiber assets	21.0	3.4
Other investing activities	(1.3)	—
Net cash used in investing activities	$(171.4)	$(210.4)
Cash flows from financing activities:
Proceeds from issuance of debt	$65.0	$60.0
Payments on debt and finance lease obligations	(75.2)	(18.1)
Purchase of treasury stock	(1.5)	(73.2)
Other	—	(0.2)
Net cash used in financing activities	$(11.7)	$(31.5)
Decrease in cash and cash equivalents	(3.9)	(42.1)
Cash and cash equivalents, beginning of period	13.2	69.4
Cash and cash equivalents, end of period	$9.3	$27.3
Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$107.8	$92.0
Cash paid during the periods for income taxes	$1.5	$12.0
Insurance proceeds received for business interruption	$9.6	$—
Non-cash financing activities:
Capital expenditure accounts payable and accruals	$11.3	$11.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

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

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the SEC; however, in the opinion of management, the disclosures made are adequate to ensure the information presented is not misleading. The year-end consolidated balance sheet was derived from audited financial statements.

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

Restatement of Previously Issued Consolidated Financial Statements

As previously disclosed in note 1 to the Company’s consolidated financial statements included in the 2018 Form 10-K, the Company identified past errors in the accounting for deferred income tax liabilities and goodwill that resulted from a 2006 merger transaction when preparing the 2018 consolidated financial statements. In the 2018 Form 10-K, the Company restated its historical consolidated financial statements to properly reflect the impact of the 2006 merger transaction, which resulted in adjustments to goodwill, deferred tax liabilities and stockholders’ deficit in the affected periods. The condensed consolidated financial statements for the nine months ended September 30, 2018 included in this Quarterly Report on Form 10-Q, have been similarly restated to reflect the correction of these errors and should be read in conjunction with notes 1 and 20 to the Company’s consolidated financial statements included in the 2018 Form 10-K.

Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”), which requires a customer in a hosting arrangement that is a service contract to apply the guidance on internal-use software to determine which implementation costs to recognize as an asset and which costs to expense. Costs to develop or obtain internal-use software that cannot be capitalized under Subtopic 350-40, Internal-Use Software, such as training costs and certain data conversion costs, also cannot be capitalized for a hosting arrangement that is a service contract. The amendments require a customer in a hosting arrangement that is a service contract to determine whether an implementation activity relates to the preliminary project stage, the application development stage, or the post-implementation stage. Costs for implementation activities in the application development stage will be capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages will be expensed immediately. ASU 2018-15 is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company plans to adopt this guidance prospectively as of January 1, 2020. The Company does not anticipate that the adoption will have a material impact on its financial position, results of operations or cash flows.

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

Note 3. Revenue from Contracts with Customers

Revenue by Service Offering

The following table presents revenue by service offering for the three months ended September 30, 2019 and 2018, respectively:

	Three months ended September 30, 2019			Three months ended September 30, 2018
	Residential	Business	Total	Residential	Business	Total
	Subscription	Subscription	Revenue	Subscription	Subscription	Revenue
	(in millions)
HSD	$109.8	$20.4	$130.2	$100.2	$18.8	$119.0
Video	102.8	3.6	106.4	115.8	3.5	119.3
Telephony	15.1	10.7	25.8	18.3	10.7	29.0
Total subscription services revenue	$227.7	$34.7	$262.4	$234.3	$33.0	$267.3
Other business services revenue (1)	—	—	6.8	—	—	6.6
Other revenue	—	—	16.2	—	—	17.7
Total revenue	$227.7	$34.7	$285.4	$234.3	$33.0	$291.6
(1)	Includes wholesale and colocation lease revenue of $5.6 million and $5.0 million for the three months ended September 30, 2019 and 2018, respectively.

The following table presents revenue by service offering for the nine months ended September 30, 2019 and 2018, respectively:

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	Residential	Business	Total	Residential	Business	Total
	Subscription	Subscription	Revenue	Subscription	Subscription	Revenue
	(in millions)
HSD	$328.4	$59.7	$388.1	$293.5	$54.7	$348.2
Video	316.1	10.9	327.0	353.6	10.6	364.2
Telephony	46.8	32.1	78.9	56.5	31.7	88.2
Total subscription services revenue	$691.3	$102.7	$794.0	$703.6	$97.0	$800.6
Other business services revenue (1)	—	—	21.0	—	—	20.6
Other revenue	—	—	47.3	—	—	47.2
Total revenue	$691.3	$102.7	$862.3	$703.6	$97.0	$868.4
(1)	Includes wholesale and colocation lease revenue of $16.5 million and $16.0 million for the nine months ended September 30, 2019 and 2018, respectively.

Costs of Obtaining Contracts with Customers

As of September 30, 2019, the current portion of costs of obtaining contracts with customers of $8.8 million and non-current portion of costs of obtaining contracts with customers of $28.4 million are included in prepaid expenses and other noncurrent assets, respectively, in the Company’s condensed consolidated balance sheet. As of December 31, 2018 the current and non-current portion of costs of obtaining contracts with customers was $6.0 million and $20.3 million, respectively.

Contract Liabilities

As of September 30, 2019, the current portion of contract liabilities of $3.6 million and the non-current portion of contract liabilities of $0.6 million are included in current portion of unearned service revenue and other non-current liabilities, respectively, in the Company’s condensed consolidated balance sheet. As of December 31, 2018, the current and non-current portion of contract liabilities was $3.3 million and $0.6 million, respectively.

Unsatisfied Performance Obligations

Revenue from month-to-month residential subscription service contracts have historically represented a significant portion of the Company’s revenue and the Company expects that this will continue to be the case in future periods. All residential subscription service performance obligations will be satisfied within one year.

A summary of expected commercial revenue to be recognized in future periods related to performance obligations which have not been satisfied or are partially unsatisfied as of September 30, 2019 is set forth in the table below:

	2019	2020	2021	Thereafter	Total
	(in millions)
Subscription services	$22.9	$65.5	$35.4	$39.2	$163.0
Other business services	1.3	3.2	1.8	1.0	7.3
Total expected revenue	$24.2	$68.7	$37.2	$40.2	$170.3

Note 4. Plant, Property and Equipment, Net

Plant, property and equipment consists of the following:

	September 30,	December 31,
	2019	2018
	(in millions)
Distribution facilities	$1,695.0	$1,543.3
Customer premise equipment	453.8	440.4
Head-end equipment	337.8	321.9
Telephony infrastructure	97.7	94.8
Computer equipment and software	143.9	129.1
Vehicles	38.6	36.5
Buildings and leasehold improvements	49.3	46.3
Office and technical equipment	32.8	32.7
Land	6.2	6.2
Construction in progress (including material inventory and other)	100.8	157.8
Total plant, property and equipment	2,955.9	2,809.0
Less accumulated depreciation	(1,891.4)	(1,755.6)
	$1,064.5	$1,053.4

Depreciation expense for the three months ended September 30, 2019 and 2018 was $50.4 million and $46.1 million, respectively. Depreciation expense for the nine months ended September 30, 2019 and 2018 was $150.1 million and $137.8 million, respectively.

Note 5. Asset Sales

Sale of Chicago Fiber Network

On August 1, 2017, the Company entered into a definitive agreement to sell a portion of its fiber network in the Company’s Chicago market to a subsidiary of Verizon for $225.0 million in cash. On December 14, 2017, the Company finalized the sale by entering into an Asset Purchase Agreement (“APA”) with a subsidiary of Verizon.

In addition to the APA, the Company and a subsidiary of Verizon entered into a Construction Services Agreement pursuant to which the Company agreed to complete the build-out of the network in exchange for $50.0 million, which represented the estimated remaining build-out costs to complete the network. The $50.0 million was recognized over time as such network elements were completed and accepted. The Company completed the network build-out as of September 30, 2019.

The Company recognized a $2.5 million loss on sale of assets resulting from the completion and acceptance of certain network elements under the Construction Services Agreement during the nine months ended September 30, 2019. From project inception through completion, the Company has recorded a total loss on the Construction Services Agreement of $0.1 million.

Note 6. Leases

The Company leases certain property, vehicles and equipment for use in its operations. The Company determines if an arrangement is or contains a lease at inception. The Company has lease agreements with lease and non-lease components and has elected to not separate these components for all classes of underlying assets. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet. Leases with initial terms greater than 12 months are recorded as operating or financing leases on the condensed consolidated balance sheet. As of September 30, 2019, financing lease assets of $19.1 million are included in plant, property and equipment on the condensed consolidated balance sheet. The Company has recorded accumulated amortization on the financing leases of $3.4 million. Financing lease liabilities are included within the current and long-term portions of debt and finance lease obligations of $6.3 million and $13.1 million, respectively.

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

Lease cost components are classified as follows:

		Three months ended	Nine months ended
	Classification	September 30, 2019	September 30, 2019
		(in millions)
Finance lease cost
Amortization of leased asset	Depreciation	$1.5	$3.4
Interest on lease liabilities	Interest expense	0.2	0.4
Operating lease cost (1)	Operating expense	2.7	7.1
Net lease cost		$4.4	$10.9
(1)	Includes short-term lease and variable lease costs of $0.6 million and $1.1 million for the three and nine months ended September 30, 2019, respectively.

The following table presents aggregate lease maturities as of September 30, 2019:

	Finance Leases	Operating Leases	Total
	(in millions)
Remaining three months of 2019	$7.0	$7.9	$14.9
2020	6.8	6.8	13.6
2021	4.8	6.3	11.1
2022	1.4	4.5	5.9
2023	0.7	3.3	4.0
Thereafter	—	6.6	6.6
Total Lease Payments	20.7	35.4	56.1
Less: Interest	(1.3)	(5.6)	(6.9)
Present value of lease liabilities	$19.4	$29.8	$49.2

The following table presents aggregate lease maturities as of December 31, 2018:

	Finance Leases	Operating Leases	Total
	(in millions)
2019	$1.3	$7.2	$8.5
2020	1.3	5.4	6.7
2021	1.2	4.7	5.9
2022	0.9	4.0	4.9
2023	0.4	2.4	2.8
Thereafter	—	6.5	6.5
Total Lease Payments	$5.1	$30.2	$35.3

The following table presents the weighted average remaining lease term and discount rate:

September 30, 2019

Weighted-average remaining lease term (in years)
Finance Leases	3.2
Operating Leases	5.5
Weighted-average discount rate
Finance Leases	4.62%
Operating Leases	6.23%

The following table presents other information related to operating and finance leases:

Nine months ended
September 30, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4.7
Financing cash flows from finance leases	3.1
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	18.0
Operating leases	9.3

Note 7. Accrued Liabilities and Other

Accrued liabilities and other consists of the following:

	September 30,	December 31,
	2019	2018
	(in millions)
Programming costs	$32.0	$35.4
Franchise and revenue sharing fees	9.7	12.0
Payroll and employee benefits	18.3	19.7
Property, income, sales and use taxes	5.9	7.4
Utility pole rentals	3.4	2.5
Interest rate swaps	13.7	2.6
Other accrued liabilities	11.1	13.6
	$94.1	$93.2

Note 8. Long-Term Debt and Finance Leases

The following table summarizes the Company’s long-term debt and finance leases:

				December 31,
	September 30, 2019			2018
	Available
	borrowing	Effective	Outstanding	Outstanding
	capacity	interest rate (1)	balance	balance
	(in millions)
Long-term debt:
Term B Loans, net(2)	$—	5.69%	$2,225.5	$2,240.9
Revolving Credit Facility(3)	224.5	5.05%	70.0	60.0
Total long-term debt	$224.5		2,295.5	2,300.9
Finance lease obligations			19.4	5.1
Total long-term debt and finance lease obligations			2,314.9	2,306.0
Debt issuance costs, net(4)			(8.6)	(10.5)
Sub-total			2,306.3	2,295.5
Less current portion			(29.1)	(24.1)
Long-term portion			$2,277.2	$2,271.4
(1)	Represents the effective interest rate in effect for all borrowings outstanding as of September 30, 2019 pursuant to each debt instrument including the applicable margin.
(2)	At September 30, 2019 includes $8.9 million of net discounts.

(3)	Available borrowing capacity at September 30, 2019 represents $300.0 million of total availability less borrowing of $70.0 million on the Revolving Credit Facility and outstanding letters of credit of $5.5 million. Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company.
(4)	At September 30, 2019, debt issuance costs include $6.4 million related to Term B Loans and $2.2 million related to the Revolving Credit Facility.

Refinancing of the Term B Loans and Revolving Credit Facility

On July 17, 2017, the Company entered into an eighth amendment (“Eighth Amendment”) to its Credit Agreement, with JPMorgan Chase Bank, N.A., as the administrative agent and revolver agent. Under the Eighth Amendment, (i) the Company borrowed new Term B loans in an aggregate principal amount of $230.5 million, for a total outstanding Term B loan principal amount of $2.28 billion and (ii) the revolving credit commitments were increased by an aggregate principal amount of $100.0 million, for a total outstanding revolving credit commitment of $300.0 million available to the Company under the revolving credit facility. The new Term B loans will mature on August 19, 2023 and bear interest, at the Company’s option, at a rate equal to ABR plus 2.25% or LIBOR plus 3.25%. Loans under the revolving credit facility will mature on May 31, 2022 and bear interest, at the Company's option, at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%. The guarantees, collateral and covenants in the Eighth Amendment remain unchanged from those contained in the credit agreement prior to the Eighth Amendment. As of September 30, 2019, the Company was in compliance with all debt covenants.

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

The following table presents restricted stock activity during the nine months ended September 30, 2019:

Number of Unvested Restricted Stock Shares
Outstanding, January 1, 2019	2,356,418
Granted	2,043,175
Vested	(773,740)
Forfeited	(271,348)
Outstanding, September 30, 2019 (1)	3,354,505
(1)	The total outstanding unvested shares of restricted stock awards granted to employees and directors are included in total outstanding shares as of September 30, 2019.

For restricted stock awards that contain only service conditions for vesting, the Company calculates the award fair value based on the closing stock price on the accounting grant date. Restricted stock generally vests ratably over a three or four year period based on the date of grant.

The Company recorded $2.9 million and $2.1 million for the three months ended September 30, 2019 and 2018, respectively, and recorded $7.8 million and $11.0 million for the nine months ended September 30, 2019 and 2018, respectively of non-cash stock-based compensation expense which is reflected in selling, general and administrative expense in the Company’s condensed consolidated statements of operations.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions, except share data)
Net income (loss)	$11.2	$30.5	$28.8	$(106.9)

Basic weighted-average shares	80,885,244	80,663,128	80,639,099	82,319,223
Effect of dilutive securities:
Restricted stock awards	219,661	906,045	425,589	—
Diluted weighted-average shares	81,104,905	81,569,173	81,064,688	82,319,223

Basic net income (loss) per share	$0.14	$0.38	$0.36	$(1.30)
Diluted net income (loss) per share	$0.14	$0.37	$0.35	$(1.30)

Note 11. Fair Value Measurements

The fair values of cash and cash equivalents, receivables, trade payables and the current portions of long-term debt approximate carrying values due to the short-term nature of these instruments. For assets and liabilities of a long-term nature, the Company determines fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs. The Company applies the following hierarchy in determining fair value:

●	Level 1, defined as observable inputs being quoted prices in active markets for identical assets;
●	Level 2, defined as observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
●	Level 3, defined as unobservable inputs for which little or no market data exists, consistent with reasonably available assumptions made by other participants therefore requiring assumptions based on the best information available.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019:

	Level 1	Level 2	Level 3	Total
	(in millions)
Financial Liabilities
Interest rate swaps (1)	$—	$23.5	$—	$23.5
Long-term debt (2)	—	2,156.2	—	2,156.2
Total	$—	$2,179.7	$—	$2,179.7
(1)	Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curves as of September 30, 2019. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.
(2)	Measured based on dealer quotes considering current market rates for the Company’s credit facility. The ratio of the Company’s aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets. Debt fair value does not include debt issuance costs and discount.

There were no transfers into or out of Level 1, 2 or 3 during the nine months ended September 30, 2019.

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

The Company’s exposure to interest rate risk results primarily from its variable rate borrowings. On May 9, 2018, the Company entered into variable to fixed interest rate swap agreements for a notional amount of $1,361.2 million to hedge a portion of the outstanding principal balance of its variable rate term loan debt.

As of September 30, 2019, the Company is the fixed rate payor on two interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on the Company’s total long-term debt of $2,304.4 million, not including debt issuance costs and discounts. These contracts fix approximately 60% of the Company’s term loan variable rate exposure at 2.7% and have an expiration date of May 2021. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments. As all of the critical terms of each of the derivative instruments matched the underlying terms of the hedged debt and related forecasted interest payments, these hedges were considered highly effective. Based on LIBOR-based swap yield curves as of September 30, 2019, the Company expects to reclassify losses of $13.7 million out of accumulated other comprehensive loss (“AOCL”) into earnings within the next 12 months.

The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018.

		Fair Value	Fair Value
		Accrued	Other
	Notional	Liabilities	Non-Current
	Amount	and Other	Liabilities
Derivatives Designated as Hedging Instruments	(in millions)
Interest rate swap contracts as of September 30, 2019	$1,340.6	$13.7	$9.8
Interest rate swap contracts as of December 31, 2018	$1,350.9	$2.6	$4.0

Losses recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 total $1.6 million and $3.2 million, respectively.

Gains and losses on derivatives designated as cash flow hedges included in the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018 are shown in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest rate swap contracts(1)	(in millions)
(Loss) gain recorded in AOCL on derivatives, net	$(0.7)	$6.0	$(12.3)	$5.4
Loss reclassified from AOCL into income	—	—	—	—
(1)	Gains (losses) on derivatives reclassified from AOCL into income will be included in “Interest expense” in the condensed consolidated statements of operations, the statement of operations line item as the earnings effect of the hedged item.

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

The Company assesses the available positive and negative evidence to estimate whether sufficient taxable income will be generated to permit the utilization of existing deferred tax assets. On the basis of this evaluation, as of September 30, 2019, a valuation allowance of $24.0 million exists to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The valuation allowance is based on the Company’s existing positive and negative evidence. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased based on the Company’s future operating results.

The Company reported total income tax expense of $0.3 million and benefit of $7.9 million for the three months ended September 30, 2019 and 2018, respectively, and total income tax expense of $7.0 million and benefit of $57.9 million for the nine months ended September 30, 2019 and 2018, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For federal tax purposes, the Company’s 2016 through 2018 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company’s 2016 through 2018 tax years remain open for examination by the tax authorities under a three year statute of limitations. Should the Company utilize any of its U.S. federal or state loss carryforwards, their carryforward losses, which date back to 1996, would be subject to examination.

As of September 30, 2019, the Company recorded gross unrecognized tax benefits of $11.4 million, all of which, if recognized, would affect the Company’s effective tax rate. Interest and penalties related to income tax liabilities, if incurred, are included in income tax expense in the condensed consolidated statement of operations. The Company has accrued gross interest and penalties of $1.0 million. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues are addressed in the Company’s tax audits in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We provide high-speed data (“HSD”), cable television (“Video”), digital telephony (“Telephony”), and business-class services to a service area that includes approximately 3.2 million homes and businesses. Our services are delivered across nineteen markets via our advanced HFC cable network. Our footprint covers certain suburban areas within the states of Alabama, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, Ohio, South Carolina and Tennessee. Led by our robust HSD offering, our products are available either as a bundle or as an individual service to residential and business services customers. As of September 30, 2019, approximately 817,600 customers subscribed to our services.

Historically, the Company’s outstanding shares have been majority held by Crestview Advisors, LLC (“Crestview”) and Avista Capital Partners (“Avista”), private equity firms based in New York. On August 6, 2019, Avista, in its capacity as the general partner of several funds, executed a distribution-in-kind of its shares of the Company’s common stock to its limited partners, effectively extinguishing its ownership of the Company. As of September 30, 2019, approximately 36% of our outstanding common shares were held by Crestview.

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

Key Transactions Impacting Operating Results and Financial Condition

Hurricane Michael

During the third quarter of 2019, we finalized the insurance claim related to the damages incurred from Hurricane Michael. We received $9.6 million of business interruption insurance recoveries during the nine months ended September 30, 2019.

Sale of Chicago Fiber Network

On December 14, 2017, we finalized the sale of a portion of our fiber network in the Chicago market to a subsidiary of Verizon for $225.0 million in cash. In addition, we and a subsidiary of Verizon entered into a construction agreement pursuant to which we agreed to complete the build-out of the network in exchange for $50.0 million (which approximated our remaining estimate to complete the network build-out), recognized over time as the remaining network elements are completed and accepted. The Company completed the network build-out as of September 30, 2019 resulting in a $0.1 million loss from project inception to completion.

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

Homes Passed and Subscribers

We report homes passed as the number of serviceable addresses, such as single residence homes, apartments and condominium units, and businesses passed by our broadband network and listed in our database. We report total subscribers as the number of subscribers who receive at least one of our HSD, Video or Telephony services, without regard to which or how many services they subscribe. We define each of the individual HSD subscribers, Video subscribers and Telephony subscribers as a revenue generating unit (“RGU”). The following table summarizes homes passed, total subscribers and total RGUs for our services as of each respective date and does not make adjustment for any of the Company’s acquisitions or divestitures:

	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
	2018	2018	2018	2019	2019(1)	2019
Homes passed	3,149,200	3,160,400	3,176,500	3,192,500	3,199,500	3,215,500
Total subscribers	800,100	805,300	807,900	812,500	809,800	817,600
HSD RGUs	747,800	755,100	759,600	765,900	763,700	773,900
Video RGUs	419,900	412,800	406,100	398,000	387,100	380,800
Telephony RGUs	214,000	209,300	204,400	201,900	198,100	195,700
Total RGUs	1,381,700	1,377,200	1,370,100	1,365,800	1,348,900	1,350,400
(1)	The Company transitioned statistical reporting tools and standardized reporting methodologies in the third quarter of 2019. The standardized reporting led to the following decreases on June 30, 2019 subscriber and RGU counts: total subscribers (1,500), HSD RGUs (1,800), Video RGUs (1,000), and Total RGUs (2,800).

The following table displays the homes passed and subscribers related to the Company’s edge-out activities:

	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
	2018	2018	2018	2019	2019	2019
Homes passed	116,600	122,200	138,100	147,400	152,600	166,600
Total subscribers	30,900	33,700	35,500	36,800	37,600	39,500
HSD RGUs	30,600	33,400	35,300	36,500	36,900	39,200
Video RGUs	16,100	17,200	17,600	17,900	17,800	18,100
Telephony RGUs	6,000	6,400	6,400	6,000	5,500	7,100
Total RGUs	52,700	57,000	59,300	60,400	60,200	64,400

While we take appropriate steps to ensure subscriber information is presented on a consistent and accurate basis at any given balance sheet date, we periodically review our policies in light of the variability we may encounter across our different markets due to the nature and pricing of products, services, and billing systems. Accordingly, we may from time to time make appropriate adjustments to our subscriber information based on such reviews.

Financial Statement Presentation

Revenue

Our operating revenue is primarily derived from monthly recurring charges for HSD, Video, Telephony and other business services to residential and business customers, in addition to other revenues.

●	HSD revenue consists primarily of fixed monthly fees for data service and rental of modems.
●	Video revenue consists primarily of fixed monthly fees for basic, premium and digital cable television services and rental of video converter equipment, as well as charges from optional services, such as pay-per-view, video-on-demand and other events available to the customer. The Company is required to pay certain cable franchising authorities an amount based on the percentage of gross revenue derived from video services. The Company generally passes these fees on to the customer, which is included in video revenue.
●	Telephony revenue consists primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service.
●	Other business service revenue consists primarily of monthly recurring charges for session initiated protocol, web hosting, metro Ethernet, wireless backhaul, broadband carrier services and cloud infrastructure services provided to business customers.
●	Other revenue consists primarily of revenue from line assurance warranty services provided to residential and business customers and revenue from advertising placement.

Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our cable systems were 92% of total revenue for both the nine months ended September 30, 2019 and 2018. The remaining percentage of non-subscription revenue is derived primarily from other business services, line assurance warranty services and advertising placement.

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

Depreciation and amortization includes depreciation of our broadband networks and equipment, buildings and leasehold improvements and amortization of other intangible assets with definite lives primarily related to acquisitions. Depreciation and amortization expense is presented separately from operating and selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

Restatement of Previously Issued Consolidated Financial Statements

As previously disclosed in note 1 to the Company’s consolidated financial statements included in the 2018 Form 10-K, the Company restated its historical consolidated financial statements to properly reflect the impact of a 2006 merger transaction, which resulted in adjustments to goodwill, deferred tax liabilities and stockholders’ deficit. The condensed consolidated financial statements for the nine months ended September 30, 2018 been similarly restated to reflect the correction of these errors.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Revenue	$285.4	$291.6	$862.3	$868.4
Costs and expenses:
Operating (excluding depreciation and amortization)	138.8	152.7	432.4	467.9
Selling, general and administrative	40.6	37.0	133.7	116.4
Depreciation and amortization	50.9	46.3	151.5	139.0
Impairment losses on intangibles and goodwill	—	—	—	216.3
Loss (gain) on sale of assets	8.4	(1.5)	4.8	(1.5)
	238.7	234.5	722.4	938.1
Income (loss) from operations	46.7	57.1	139.9	(69.7)
Other income (expense):
Interest expense	(35.8)	(35.0)	(107.4)	(96.8)
Other income, net	0.6	0.5	3.3	1.7
Income (loss) before provision for income tax	11.5	22.6	35.8	(164.8)
Income tax (expense) benefit	(0.3)	7.9	(7.0)	57.9
Net income (loss)	$11.2	$30.5	$28.8	$(106.9)

Revenue

Revenue for the three and nine months ended September 30, 2019 decreased $6.2 million, or 2%, and $6.1 million, or 1%, respectively, as compared to the corresponding periods in 2018 as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Residential subscription	$227.7	$234.3	$691.3	$703.6
Business services subscription	34.7	33.0	102.7	97.0
Total subscription	262.4	267.3	794.0	800.6
Other business services	6.8	6.6	21.0	20.6
Other	16.2	17.7	47.3	47.2
	$285.4	$291.6	$862.3	$868.4

Total subscription revenue decreased $4.9 million and $6.6 million during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in 2018. The decreases are driven by a decrease in average total RGUs of $8.2 million and $20.1 million, partially offset by increases in average revenue per unit (“ARPU”) of our customer base of $3.3 million and $13.5 million, respectively. ARPU is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period.

The following tables detail subscription revenue by service offering for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,				Subscription
	2019		2018		Revenue
	Subscription	Average	Subscription	Average	Change
	Revenue	RGUs	Revenue	RGUs	$	%
	(in millions)	(in thousands)	(in millions)	(in thousands)
HSD subscription	$130.2	769.7	$119.0	751.4	$11.2	9%
Video subscription	106.4	384.4	119.3	416.4	(12.9)	(11)%
Telephony subscription	25.8	196.9	29.0	211.7	(3.2)	(11)%
	$262.4		$267.3		$(4.9)	(2)%

	Nine months ended September 30,				Subscription
	2019		2018		Revenue
	Subscription	Average	Subscription	Average	Change
	Revenue	RGUs	Revenue	RGUs	$	%
	(in millions)	(in thousands)	(in millions)	(in thousands)
HSD subscription	$388.1	766.7	$348.2	743.9	$39.9	11%
Video subscription	327.0	393.5	364.2	422.7	(37.2)	(10)%
Telephony subscription	78.9	200.0	88.2	214.6	(9.3)	(11)%
	$794.0		$800.6		$(6.6)	(1)%

HSD Subscription

HSD subscription revenue increased $11.2 million, or 9%, and $39.9 million, or 11%, during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in 2018. The increases in HSD subscription revenue are primarily attributable to a $8.2 million and $28.8 million increase in HSD ARPU and a $3.0 million and $11.1 million increase in average HSD RGUs, respectively.

Video Subscription

Video subscription revenue decreased $12.9 million, or 11%, and $37.2 million, or 10%, during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in 2018. The decreases are primarily due to a $3.8 million and $12.2 million decrease in Video ARPU and a $9.1 million and $25.0 million decrease in average Video RGUs, respectively.

Telephony Subscription

Telephony subscription revenue decreased $3.2 million, or 11%, and $9.3 million, or 11%, during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in 2018. The decreases are primarily due to a $1.1 million and $3.1 million decrease in Telephony ARPU and a $2.1 million and $6.2 million decrease in average Telephony RGUs, respectively.

Operating expenses (excluding depreciation and amortization)

Operating expenses (excluding depreciation and amortization) decreased $13.9 million, or 9%, and $35.5 million, or 8%, during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in 2018. The decreases are primarily attributable to increases in eligible capitalizable costs, receipt of business interruption insurance proceeds, decreases in video and telephony direct expense, and decreases in compensation cost associated with reductions in headcount.

Incremental contribution

Incremental contribution is defined as subscription services revenue less costs directly incurred from third parties in connection with the provision of such services to our customers. Incremental contribution decreased $2.1 million, or 1%, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and $2.6 million, or 1%, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decreases are primarily due to the decrease in subscription service revenue driven by decreases in Video and Telephony ARPU and RGUs, partially offset by increases in HSD ARPU and RGUs. Direct expenses decreased $2.7 million, or 3%, and $5.5 million, or 2%, during the three and nine months ended September 30, 2019 compared to the corresponding periods in 2018. The decrease is primarily due to decreases in programming expense, which was $88.8 million for the three months ended September 30, 2019 compared to $91.6 million for the three months ended September 30, 2018 and $275.9 million for the nine months ended September 30, 2019 compared to $279.5 million for the nine months ended September 30, 2018.

Selling, general and administrative (SG&A) expenses

Selling, general and administrative expenses increased $3.6 million, or 10%, and $17.3 million, or 15%, during the three and nine months ended September 30, 2019, respectively, compared to the corresponding periods in 2018. The increases are primarily attributable to costs associated with digital transformation initiatives, increases in third party professional fees and sales and marketing expenses, partially offset by decreases in employee stock compensation costs.

Depreciation and amortization expenses

Depreciation and amortization expenses increased $4.6 million, or 10%, and $12.5 million, or 9%, during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in 2018. The increases are primarily attributable to an increase in fixed assets placed into service to rebuild our network infrastructure in the Panama City, FL market which was significantly impacted by Hurricane Michael combined with new financing leases entered into during 2019.

Gain on sale of assets

On December 14, 2017, we sold a portion of our Chicago fiber network to a subsidiary of Verizon for $225.0 million in cash. In addition, we and a subsidiary of Verizon entered into a construction agreement pursuant to which we agreed to complete the build-out of the network in exchange for $50.0 million (which approximated our remaining estimate to complete the network build-out), recognized over time as the remaining network elements were completed and accepted. The Company completed the network build-out as of September 30, 2019. We recognized a $2.5 million loss for the nine months ended September 30, 2019 as a result of the completion and acceptance of such elements during 2019.

Impairment Losses on Intangibles and Goodwill

As a result of the decline in the Company’s common stock price during the three months ended March 31, 2018, we recorded non-cash impairment charges of $143.2 million related to certain franchise operating rights and $73.1 million related to goodwill in certain of our markets. The primary driver of the impairment charges was a decline in the price of our common stock, which reduced market multiples utilized to determine estimated fair market values of indefinite-lived intangible assets and goodwill in certain reporting units. We had no such impairment charge for the nine months ended September 30, 2019.

Interest expense

Interest expense increased $0.8 million, or 2%, and $10.6 million, or 11%, during the three and nine months ended September 30, 2019, respectively, compared to the corresponding periods in 2018. The increases are primarily due to an increase in interest rates on our variable rate debt.

Income tax (expense) benefit

We reported income tax expense of $0.3 million and benefit of $7.9 million for the three months ended September 30, 2019 and 2018, respectively, and income tax expense of $7.0 million and benefit of $57.9 million for the nine months ended September 30, 2019 and 2018, respectively. The change for the three month comparative period is primarily due a favorable state tax audit settlement during the three months ended September 30, 2019. The change for the nine month comparative period is primarily due to the $216.3 million impairment charge recorded in 2018. We had no such impairment charge for the nine months ended September 30, 2019.

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

Adjusted EBITDA

Adjusted EBITDA is a key metric used by management and our Board of Directors to assess our financial performance. We believe that adjusted EBITDA is an appropriate measure of operating performance because it eliminates the impact of expenses that do not relate to business performance, and that the presentation of this measure enhances understanding of financial performance. Adjusted EBITDA is defined as net income (loss) before net interest expense, income taxes, depreciation and amortization (including impairments), impairment losses on intangibles and goodwill, the write-up or write-off of any asset, loss on early extinguishment of debt, integration and restructuring expenses and all non-cash charges and expenses (including stock-based compensation expense) and certain other income and expenses.

The following table provides a reconciliation of adjusted EBITDA to net income or loss, which is the most directly comparable GAAP measure, for the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)

Net income (loss)	$11.2	$30.5	$28.8	$(106.9)
Depreciation and amortization	50.9	46.3	151.5	139.0
Impairment loss on intangibles and goodwill	—	—	—	216.3
Loss (gain) on sale of assets	8.4	(1.5)	4.8	(1.5)
Interest expense	35.8	35.0	107.4	96.8
Non-recurring professional fees, M&A integration and restructuring expense	5.3	2.7	22.2	10.1
Non-cash stock compensation	2.9	2.1	7.8	11.0
Other income, net	(0.6)	(0.5)	(3.3)	(1.7)
Income tax (benefit) expense	0.3	(7.9)	7.0	(57.9)
Adjusted EBITDA	$114.2	$106.7	$326.2	$305.2

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

The following table provides a reconciliation of incremental contribution to income (loss) from operations, which is the most directly comparable GAAP measure, for the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Income (loss) from operations	$46.7	$57.1	$139.9	$(69.7)
Revenue (excluding subscription revenue)	(23.0)	(24.3)	(68.3)	(67.8)
Other non-allocated operating expense (excluding depreciation and amortization)	43.2	54.3	136.2	167.7
Selling, general and administrative	40.6	37.0	133.7	116.4
Depreciation and amortization	50.9	46.3	151.5	139.0
Impairment losses on intangibles and goodwill	—	—	—	216.3
Loss (gain) on sale of assets	8.4	(1.5)	4.8	(1.5)
Incremental contribution	$166.8	$168.9	$497.8	$500.4

Liquidity and Capital Resources

At September 30, 2019, we had $115.7 million in current assets, including $9.3 million in cash and cash equivalents, and $211.2 million in current liabilities. Our outstanding consolidated debt and finance lease obligations aggregated to $2,306.3 million, of which $29.1 million is classified as current in our unaudited condensed consolidated balance sheet as of such date.

On December 14, 2017, we completed our asset purchase agreement with a subsidiary of Verizon and entered into a Construction Services Agreement pursuant to which we agreed to complete the build-out of the network in exchange for $50.0 million. The $50.0 million was recognized over time as such network elements were completed and accepted. As of September 30, 2019, the network build-out was complete and we have incurred expenses of approximately $48.7 million.

We are required to prepay principal amounts under our Senior Secured Credit Facilities credit agreement if we generate excess cash flow, as defined in the credit agreement. As of September 30, 2019, we had borrowing capacity of $224.5 million under our Revolving Credit Facility and were in compliance with all our debt covenants. Accordingly, we believe that we have sufficient resources to fund our obligations and anticipated liquidity requirements in the foreseeable future.

Historical Operating, Investing, and Financing Activities

Operating Activities

Net cash provided by operating activities decreased from $199.8 million for the nine months ended September 30, 2018 to $179.2 million for the nine months ended September 30, 2019. The decrease is primarily due to timing differences of our receivables and payables.

Investing Activities

Net cash used in investing activities decreased from $210.4 million for the nine months ended September 30, 2018 to $171.4 million for the nine months ended September 30, 2019. The decrease is attributable to a decrease in capital expenditures and an increase in cash received associated with the Construction Services Agreement with a subsidiary of Verizon.

We have ongoing capital expenditure requirements related to the maintenance, expansion and technological upgrades of our cable network. Capital expenditures are funded primarily through a combination of cash on hand and cash flow from operations. Our capital expenditures were $191.1 million and $213.8 million for the nine months ended September 30, 2019 and 2018, respectively. The $22.7 million decrease from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 is primarily due to a decrease in expenditures related to the Construction Services Agreement with a subsidiary of Verizon, which was completed as of September 30, 2019, combined with increased finance lease activity.

The following table sets forth additional information regarding our capital expenditures for the periods presented:

	For the nine months ended
	September 30,
	2019	2018
	(in millions)
Capital Expenditures
Customer premise equipment(1)	$87.0	$89.6
Scalable infrastructure(2)	13.4	24.9
Line extensions(3)	48.7	55.2
Upgrade / rebuild(4)	2.4	—
Support capital(5)	39.6	44.1
Total	$191.1	$213.8
Capital expenditures included in total related to:
Edge-outs(6)	$27.6	$23.9
Business services(7)	$27.2	$38.3
(1)	Customer premise equipment (“CPE”) includes equipment and installation costs incurred to deliver services to residential and business services customers. CPE includes the costs of acquiring and installing our set-top boxes and modems, as well as the cost of customer connections to our network.
(2)	Scalable infrastructure includes costs, not directly related to customer acquisition activity, to support new customer growth and provide service enhancements (e.g., headend equipment).
(3)	Line extensions include costs associated with new home development within our footprint and edge-outs (e.g., fiber / coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(4)	Upgrade / rebuild includes costs to modify or replace existing HFC network, including enhancements.
(5)	Support capital includes all other costs to support day-to-day operations, including land, buildings, vehicles, office equipment, tools and test equipment.
(6)	Edge-outs represent costs to extend our network into new adjacent service areas, including the associated CPE.
(7)	Business services represent costs associated with the build-out of our network to support business services customers, including the associated CPE.

Financing Activities

Net cash used in financing activities decreased from $31.5 million for the nine months ended September 30, 2018 to $11.7 million for the nine months ended September 30, 2019. The decrease is primarily due to lower share repurchases, partially offset by net payments on debt and finance lease obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of September 30, 2019, borrowings under our Term B Loans and Revolving Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate (which is subject to a minimum rate of 1.00% for Term B Loans) or an ABR (which is subject to a minimum rate of 1.00% for Term B Loans), plus the applicable margin. The applicable margins for the Term B Loans is 3.25% for adjusted LIBOR loans and 2.25% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility is 3.00% for adjusted LIBOR loans and 2.00% for ABR loans. We manage the impact of interest rate changes on earnings and operating cash flows by entering into derivative instruments to protect against increases in the interest rates on our variable rate debt. We use interest rate swaps, where we receive variable rate amounts in exchange for fixed rate payments. As of September 30, 2019, after considering our interest rate swaps, approximately 40% of our Senior Secured Credit Facility is still variable rate debt. A hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of September 30, 2019) would result in an annual interest expense change of up to approximately $9.6 million on our Senior Secured Credit Facility.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, management had then concluded that there was a material weakness in internal control over financial reporting relating to the accounting for, and disclosure of, the deferred income tax effects and goodwill allocation associated with complex tax transactions involving partnership interests.

Our management, with the participation of the Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2019. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were effective as of September 30, 2019 as a result of the remediation of the material weakness discussed below. Our management has concluded that the unaudited condensed consolidated financial statements included in this quarterly filing fairly represent in all material respects our financial position, results of operations, cash flows and changes in shareholders’ deficit as of and for the periods presented in accordance with U.S. GAAP.

Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, management identified a material weakness as of such date. A material weakness, as defined in Exchange Act Rule 12b-2, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness was in connection with our controls over the completeness and accuracy of accounting for, and disclosure of, the deferred income tax effects and goodwill allocation associated with complex tax transactions involving partnership interests. Specifically, we did not design the appropriate controls to (i) identify and reconcile deferred income taxes associated with the accounting for acquired partnership interests, and (ii) correctly allocate corporate goodwill to appropriate reporting units. This material weakness resulted in material errors arising as a result of our 2006 Merger Transaction that were corrected through the restatement of the consolidated and combined consolidated financial statements as of and for the years ended December 31, 2017 and December 31, 2016 and the correction of the unaudited quarterly financial information for fiscal years 2018 and 2017.

In response to the material weakeness referred to above, with the oversight of the Audit Committee of our Board of Directors, we implemented changes to our internal control over financial reporting, which included enhancements to certain controls and the implementation of a specific control to ensure that (i) deferred income tax effects of acquired partnership interests are properly accounted for and disclosed in the period of acquisition, (ii) the goodwill allocation associated with any acquired entity is properly accounted for and disclosed in the period of acquisition, and (iii) the resulting investment in partnership deferred income tax assets and liabilities are assessed and reconciled periodically to the book-tax differences in the underlying assets and liabilities within the partnership to determine whether any adjustment is necessary.

We have completed documentation of the actions described above, and based on the evidence obtained in validating the design effectiveness of the implemented controls, we have concluded that the previously disclosed material weakness has been remediated as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the third quarter of 2019, except as discussed above in “—Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting,” that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2018 includes “Risk Factors” under Item 1A of Part 1. There have been no material changes from the updated risk factors described in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table presents WOW’s purchases of equity securities completed during the third quarter of 2019 (dollars in millions, except per share amounts):

				Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet be
	Number of Shares	Average Price	Purchased as Part of Publicly	Purchased Under the Plans
Period	Purchased (1)	Paid per Share	Announced Plans or Programs	or Programs
July 1 - 31, 2019	4,767	$7.52	—	$—
August 1 - 31, 2019	4,234	$5.62	—	$—
September 1 - 30, 2019	13,308	$6.00	—	$—
(1)	Shares represent shares withheld from employees for the payment of taxes upon the vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As previously disclosed on a Form 8-K filed September 17, 2019, the Company announced the promotion of Bill Case to Chief Information Officer of the Company. In connection with this promotion, on September 13, 2019, the Company and Mr. Case entered into an Amended and Restated Letter of Employment (the “Employment Letter”). Pursuant to the terms of the Employment Letter, Mr. Case receives a minimum annual base salary of $330,000 and an annual performance-based incentive bonus with a target of 50% of his base salary (pro-rated for 2019), to be earned based upon achievement of objective performance goals.

        Mr. Case is also entitled to participate the Company’s annual equity incentive plan and the Company’s Change in Control and Severance Benefit Plan, attached as Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2019. In addition, upon a termination of Mr. Case’s employment by the Company without cause or by Mr. Case for good reason, Mr. Case will become entitled to 24 months’ of base salary continuation, subject to an execution of a release reasonably satisfactory to the Company. Mr. Case is also subject to standard restrictive covenants, including a non-solicitation provision and non-competition provision during employment and for 24 months thereafter.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
10.1	Amended and Restated Letter Agreement of Employment, dated September 13, 2019, between WideOpenWest, Inc. and Bill Case	*
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101

The following financial information from WideOpenWest, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019, filed with the Securities and Exchange Commission on November 1, 2019, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Deficit; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST, INC.

November 1, 2019	By:	/s/ TERESA ELDER
Teresa Elder
Chief Executive Officer

	By:	/s/ RICHARD E. FISH, JR.
Richard E. Fish, Jr.
Chief Financial Officer