Form 10-K
period 2019-12-31
WideOpenWest, Inc.
filed 2020-03-04
CIK 1701051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant was $177.4 million based on the closing price of $7.26 reported on the New York Stock Exchange.

As of February 20, 2020, the number of outstanding shares of common stock was of the registrant was 84,163,475.

Documents Incorporated By Reference

Information required by Part III is incorporated by reference from Registrant’s proxy statement or an amendment to this Annual Report on Form 10-K to be filed by April 29, 2020.

WIDEOPENWEST, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

This Annual Report on Form 10-K is for the fiscal year ended December 31, 2019. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Annual Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. References in this Annual Report to “WOW,” “we,” “us,” or “our” are to WideOpenWest, Inc. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical facts included in this Annual Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events. These statements identify prospective information and can generally be identified by the use of forward-looking terminology, including the terms “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may,” “might,” “should,” “could,” “would,” “project,” “predict,” “potential” or similar expressions or the negative of these terms. The foregoing is not an exclusive list of all forward-looking statements we make. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Annual Report may not in fact occur. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

●	the wide range of competition we face;
●	competitors that are larger and possess more resources;
●	competition for the leisure and entertainment time of audiences;
●	whether our edge-out strategy will succeed;
●	dependence upon a business services strategy, including our ability to secure new businesses as customers;
●	conditions in the economy, including potentially uncertain economic conditions and unemployment levels;
●	demand for our broadband communications services may be lower than we expect;
●	our ability to respond to rapid technological change, including our ability to develop and deploy new products and technologies;
●	increases in programming and retransmission costs;
●	the effects of regulatory changes in our business;
●	our substantial level of indebtedness;
●	certain covenants in our debt documents;
●	programming exclusivity in favor of our competitors;
●	inability to obtain necessary hardware, software and operational support;
●	loss of interconnection agreements;
●	failure to receive support from various funds established under federal and state law;
●	exposure to credit risk of customers, vendors and third parties;
●	strain on business and resources from future acquisitions or joint ventures, or the inability to identify suitable acquisitions;
●	potential impairments to our goodwill or franchise operating rights;
●	the disruption or failure of our network information systems or technologies as a result of hacking, viruses, outages or natural disasters in one or more of our geographic markets;
●	fluctuations in our stock price;
●	other risks referenced in the section of this Annual Report entitled “Risk Factors”;
●	our ability to manage the risks involved in the foregoing;

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

PART I

Item 1.  Business

Overview

We are a fully integrated provider of high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential customers and offer a full range of products and services to business customers. Our service area covers 19 markets principally in the Midwestern and Southeastern United States. At December 31, 2019, our broadband networks passed 3.2 million homes and businesses and served 823,400 customers, reflecting a total customer penetration rate of 25%.

Our focus is to offer competitive broadband service and establish a brand with a strong market position. We have built our business through (i) organic subscriber growth and increased penetration within our existing markets and footprint, (ii) network expansion to grow our footprint, (iii) upgrades to introduce enhanced broadband services to networks we have acquired, (iv) entry into business services, with a full range of HSD, Video and Telephony products and (v) acquisitions and integration of broadband networks.

Our core strategy is to provide outstanding service at affordable prices. We execute this strategy by managing our operations to focus on the customer. We believe the customer experience should be reliable, easy and pleasantly surprising, every time. To achieve this customer experience, we operate one of the most technically advanced and uniform broadband  networks in the industry with approximately 97% of our network at 750 MHz or greater capacity. Given the advanced and uniform nature of our next generation network, we are able to maintain the network relatively inexpensively and maintain our own telephony network.

We operate our network primarily in economically stable suburbs that are adjacent to large metropolitan areas as well as secondary and tertiary markets, which we believe have favorable competitive and demographic profiles and include businesses operating across a range of industries. We benefit from the ability to augment our footprint by pursuing value-accretive network extensions, or edge-outs, to increase our addressable market and grow our customer base. Within the past two years, we have been constructing our edge-outs with 1.25 GHz of capacity.

Our advanced network offers HSD speeds up to 1 GIG (1000 Mbps) in approximately 95% of our footprint. Led by our robust HSD offering, our products are available either as a bundle or as an individual service to residential and business service customers. We continue to operate under an Internet-centric growth strategy. Based on our per subscriber economics, we believe that HSD represents the greatest opportunity to enhance profitability across our residential and business markets.

In an effort to further improve the quality of our customer experience, in 2019 we enhanced our service operations to allow our customers to interact with us though our online store and launched online chat services within our digital sales channel to communicate with customers.

Our most significant competitors are other cable television operators, direct broadcast satellite providers and certain telephone companies that offer services that provide features and functionality similar to our HSD, Video and Telephony services. We believe our strategy of operating primarily in suburban areas provides better operating and financial stability compared to the more competitive environments in large metropolitan markets. We have a history of successfully competing in chosen markets despite the presence of competing incumbent providers through attractive high value pricing of our services and investments in new service offerings.

Our Systems and Markets

An overview of our markets as of December 31, 2019 is shown below:

	Homes	Coaxial	Fiber	Total
Market	Passed	Miles	Miles	Network Miles
Detroit, MI	704,363	6,270	2,152	8,422
Chicago, IL	486,592	3,239	1,071	4,310
Columbus, OH	438,380	4,680	1,690	6,370
Pinellas, FL	295,869	3,439	580	4,019
Cleveland, OH	250,787	2,676	835	3,511
Huntsville, AL	125,733	1,921	443	2,364
Baltimore, MD	110,806	1,226	427	1,653
Montgomery, AL	107,333	1,300	333	1,633
Evansville, IN	105,031	1,317	456	1,773
Augusta, GA	96,091	1,347	433	1,780
Charleston, SC	93,185	1,203	561	1,764
Lansing, MI	91,817	2,039	729	2,768
Columbus, GA	84,993	1,028	297	1,325
Panama City, FL	82,664	950	218	1,168
Knoxville, TN	54,230	758	317	1,075
Newnan, GA	43,440	834	350	1,184
Dothan, AL	32,890	544	214	758
West Point, GA	17,806	325	326	651
Auburn, AL	15,151	185	199	384
	3,237,161	35,281	11,631	46,912

Our Vision and Commitment to Customer Service

We believe our vision “connecting people to their world through the WOW experience: reliable, easy and pleasantly surprising, every time” is central to our success. This vision influences how we are organized and informs the process we employ to acquire and retain customers. For example, we use a needs-based selling process to recommend packages that best fit customers’ service and pricing needs. We keep our customer response activities closely coordinated with all operational aspects of our business, so resources are appropriately allocated and operating efficiencies are optimized. We believe in offering customers an experience that is convenient for them by generally providing installation and service appointments within a two hour window, seven days a week.

We use targeted marketing modeling to drive profitable growth and minimize risk of non-pay churn. This analysis is performed at the node level in our network so marketing and sales tactics drive penetration in a highly targeted manner. We also believe the responsibility for winning new customers extends beyond the sales and marketing department to our entire company.

We have demonstrated our ability to grow by delivering a strong customer experience and selectively introducing new competitive offerings. We recognize that customer preferences are continually evolving in response to rapid technological change. As a result, we continue to experience increases in customers that purchase only HSD service. We will continue to evaluate and evolve our service offerings based on consumer preferences.

Our Service Offerings

We offer subscription based HSD, Video and Telephony services in all of our markets. Our service offerings are designed to address the varying needs of customers. The subscription fee is based on the type of services selected and offered to customers either as an individual service or a bundle of services. As of December 31, 2019, bundled customers represented approximately 47% of our subscriber base.

Residential Services

High-Speed Data Services

We offer tiered HSD services to residential customers that include high-speed connections to the Internet using cable modems. We offer a connection up to 1 GIG (1000 Mbps) in approximately 95% of our footprint. We will continue to develop features and products, such as Whole-Home WiFi, that allow our customers to take advantage of our high-speed data offering.

Our data packages generally include the following:

●	specialized technical support 24 hours a day, seven days a week;
●	a home portal page with customizable access to local content, weather, news, sports and financial reports;
●	value-added features such as e-mail accounts;
●	advanced wireless home networking; and
●	a DOCSIS-compliant modem installed by a trained professional.

As of December 31, 2019, approximately 48% of our customer base subscribed only to our HSD service. We expect the portion of our customer base that subscribes only to our HSD service to continue to rise as the number of ways customers can consume entertainment content continues to evolve.

Video Services

We offer our customers a full array of video services and programming choices. Customers generally pay initial connection charges and fixed monthly fees for video service.

Our video service offering is comprised of the following:

●	Basic Cable Service: All of our video customers receive a package of limited basic programming, which generally consists of local broadcast television and local community programming, including public, educational and government access channels, and various home shopping networks. The expanded basic level of programming includes approximately 75 channels of satellite-delivered or non-broadcast channels, such as ESPN, MTV, USA, CNN, The Discovery Channel and Nickelodeon.
●	Digital Cable Service, HD channels, and Premiums: This digital level of service includes more than 275 channels of digital programming, including our expanded basic cable service, and more than 40 music channels. We enable value added features to strengthen our competitive position and generate additional revenues, including HD TV, digital video recording (“DVR”), video on demand (“VOD”) and subscription VOD. VOD permits customers to order movies and other programming on demand with DVD-like functions, with thousands of hours of content available for free and on a pay-per-view basis. Subscription VOD is a similar service that has specific content available to customers who subscribe to the underlying associated channel.
●	Ultra: We offer our Ultra video product in select markets. Ultra provides customers an enriched user experience with advanced features and is an all-in-one solution for our customers. Ultra’s advanced feature set includes whole-home DVR, remote DVR management, wireless home networking, ability to access

Netflix without switching inputs on TV, the ability to view personal content from a PC on TV, parental control from anywhere and a smart menu user interface.
●	Premium Channels: These channels, such as HBO, Showtime, STARZ, STARZ ENCORE and Cinemax, provide commercial-free movies, TV shows, sports and other special event entertainment programming and are available as part of a bundle or at an additional charge above our expanded basic and digital tiers of service.

Our platform enables us to provide an attractive service offering of extensive programming as well as interactive services.

Telephony Services

We provide residential voice services using Voice over Internet Protocol (“VoIP”). Our telephony services include local and long-distance telephone services. We offer telephone packages that include different combinations of the following core services:

●	local area calling plans;
●	flat-rate local and long-distance plans;
●	unlimited local and long-distance plans;
●	popular calling features such as caller ID, call waiting and voicemail; and
●	measured and fixed rate toll packages based on usage.

Business Services

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

Pricing for Our Products and Services

We employ value based pricing strategies for our subscription HSD, Video and Telephony services. We focus our pricing strategy around our HSD offering and provide the option for HSD customers to purchase Video and Telephony services as part of a bundled service with tiered features and pricing. We believe that our services are priced and featured to meet the demands of a variety of consumers.

We typically charge a one-time installation fee which is sometimes waived or discounted in certain sales or certain promotional periods. Additionally, we charge monthly fees for customer premise equipment utilized in providing the selected service.

Our Interactive Broadband Network

Our robust broadband network is critical to the implementation of our operating strategy, allowing us to offer HSD, Video, Telephony, Metro Ethernet, and other enterprise class services to our customers in an efficient manner and with a high level of quality. In addition to providing high capacity and scalability, our network has been specifically engineered to have increased reliability, including features, where available, such as:

●	redundant fiber routing which enables the rapid, automatic redirection of network traffic in the event of a fiber cut;
●	backup power supplies in our network which ensure continuity of our service in the event of a power outage; and
●	network monitoring to the customer premise ensuring the integrity of our HSD, Video and Telephony services.

Technical Overview

Our interactive broadband network consists primarily of an advanced hybrid fiber-coaxial (“HFC”) cable network. Fiber-optic cable is a communications medium that uses glass fibers to transmit signals over long distances with minimum signal loss or distortion. In most of our network, our system’s owned high capacity fiber-optic cables connect to our technical facilities and multiple nodes throughout our network. These nodes are connected to individual homes and buildings by fiber and coaxial cable and are shared by a number of customers. We have sufficient fiber and cable capacity to subdivide our nodes if growth so dictates. Our HFC network has excellent broadband frequency characteristics and physical durability, which is conducive to providing HSD, Video and Telephony transmission.

Our interactive broadband network is designed using redundant fiber-optic cables. Our fiber rings are “self-healing,” which means they provide for very rapid, automatic redirection of network traffic so our service will continue even if there is a single point of failure on a fiber ring.

We distribute our services from our technical facilities called head-ends, hub sites, and data centers each of which is equipped with a generator and battery backup power source to allow service to continue during a power outage. Additionally, individual nodes served by the facilities are equipped with backup generators or batteries. Our redundant fiber-optic cables and network powering systems allow us to provide telephony services consistent with industry reliability standards for traditional telephone systems.

We monitor our network 24 hours a day, seven days a week from our network operations centers. Technicians in each of our service areas schedule and perform installations and repairs and monitor the performance of our interactive broadband network. We actively maintain the quality of our network to minimize service interruptions and extend the network’s operational life.

High-Speed Data Services

We provide Internet access using high-speed cable modems that facilitate the connection to the customer home. We provide our customers with a high level of data transfer rates through multiple peering arrangements with tier-one Internet facility providers.

Video Services

Our network is designed for digital two-way interactive transmission with fiber-optic cable carrying signals from the head-end to hubs and to distribution points (nodes) within our customers’ neighborhoods, where the signals are transferred to our coaxial cable network for delivery to our customers.

Telephony Services

We offer telephony service over our broadband network. We install a network interface box outside a customer’s home or an Embedded Multimedia Terminal Adapter in the home to provide dial tone service. Our network interconnects with those of other local phone companies. In addition, we serve our telephony customers using VoIP switching technology. This newer architecture allows for the same enhanced custom calling services as traditional time division multiplexing switching systems, as well as additional advanced business services such as SIP, hosted PBX services and other services.

Business Services

In addition to the HSD, Video and Telephony services outlined above, we also utilize our network to provide other business services, including SIP, web hosting, metro Ethernet and wireless backhaul services. We also provide advanced colocation and cloud infrastructure services including private cage or cabinet with high availability power, virtual and physical computing, high performance storage, dedicated firewall/load balancers, private virtual local area network segmentation, disaster recovery to the cloud and backup and archive as a service.

Programming

We purchase some of our programming directly from the program networks by entering into affiliation agreements with the programming suppliers. We also benefit from our membership with the National Cable Television Cooperative (“NCTC”), which enables us to take advantage of volume discounts. As of December 31, 2019, approximately 63% of our programming was sourced from the NCTC, which also handles our contracting and billing arrangements for this programming.

Competition

We operate in a highly competitive and rapidly-changing environment, competing with both existing communications providers and new entrants that provide similar HSD, Video and Telephony services to subscribers within our operating footprint. We have at least one major cable competitor (typically Comcast Corporation (“Comcast”) or Charter Communications Inc. (“Charter”)) in most of our markets and our largest telecommunications competitor is AT&T, Inc. (“AT&T”). Additionally, we face increasing competition from content owners that utilize internet-based delivery of content directly to consumers. We believe our consistent recognition for having a strong commitment to customer service provides meaningful differentiation versus our competitors.

High Speed Data Services

We primarily face competition from multiple system operators (“MSO”), fiber-to-the-home ("FTTH"), wireless broadband offerings, incumbent local exchange carriers (“ILECs”) that provide dial-up and DSL services, and other Internet access service providers, including fixed wireless and satellite-based broadband services. We offer HSD speeds up to 1 GIG (1000 Mbps) in approximately 95% of our footprint. Several of our competitors, including AT&T and Google, have announced similar offerings in their service areas which overlaps with a portion of our footprint. We face increasing competition from mobile phone companies, such as AT&T and Verizon Communications, Inc. (“Verizon”), which offer fixed or unlimited access to the Internet as a part of mobile service packages. These same mobile phone companies have started offering fifth generation (“5G”) services. Due to rapidly changing technologies, consumers will continue to have a variety of options to obtain access to the Internet.

Video Services

Cable television systems are operated under non-exclusive franchises granted by local authorities, which may result in more than one cable operator providing video services in a particular market. Our primary competitors are other fiber and HFC providers, including Charter, Comcast and AT&T U-verse, and direct broadcast satellite systems, including DirecTV (a subsidiary of AT&T) and Dish Network, which transmit signals to small dish antennas owned by the end-user.

We face increasing competition from companies that deliver video content over Internet connections, referred to as “over-the-top” or “OTT”, directly to consumers on televisions, computers, tablets, gaming and mobile devices. These competitors include virtual multichannel video programming distributors (“V-MVPD”), which aggregate live and on-demand linear television, and direct content distributors, which provide and distribute content directly to customers through an internet-connected device for a subscription fee. Examples of V-MVPD providers include Sling TV, DirecTV Now, YouTube Live, PlayStation Vue, and Hulu Live.  Examples of direct content distributors include Netflix, Roku, Apple TV+, Amazon Prime, Disney+ and Hulu Plus. Additionally, some programmers, such as HBO and CBS, are choosing to deliver content directly to the consumer over the Internet.

We believe the movement away from traditional video subscription services will accelerate and continue to reduce our video subscriber base. However, we believe that we are positioned to benefit from these trends as these customers will require robust Internet connection in order to efficiently access such OTT content, which could lead to increased demand for our HSD services and result in a reduction of programming costs and other costs required to support our Video offering.

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

Employees

As of December 31, 2019, we had approximately 2,200 full-time employees. We consider our relationship with our employees to be good and we structure our compensation and benefit plans in order to attract and retain high-performing employees. We will continue to recruit employees to meet the needs of our strategic plans. We recruit from several major industries for employees with skills in high-speed data, video and telephony technologies. None of our employees are subject to collective bargaining agreements.

Legislation and Regulation

We operate in highly regulated industries and both our cable television and telecommunications services are subject to broad regulation at the federal, state and local levels. Our Internet services have historically been subject to more limited regulation by the Federal Communications Commission (“FCC”). The following is a summary of laws and regulations affecting the business we operate. It does not purport to be a complete summary of all present and proposed legislation and regulations pertaining to our operations.

Regulation of Cable Services

The FCC is the principal federal regulatory agency with jurisdiction over cable television operators and services, and has promulgated regulations covering many aspects of cable television operations. The FCC has modified some regulations applicable to our business and is considering further changes, but the full impact of these changes on our business is unknown. The FCC enforces its regulations through the imposition of monetary fines, the issuance of cease-and-desist orders and/or the imposition of other administrative sanctions. Cable franchises, the principal instrument of governmental authority for our cable television operations, are not issued by the FCC but by states, cities, counties or political subdivisions. A brief summary of certain key federal regulations follows.

Rate Regulation

The Cable Television Consumer Protection and Competition Act of 1992 (“1992 Cable Act”) authorized rate regulation for certain cable services and equipment in certain markets. It also eliminated direct oversight of rates by the FCC and local franchising authorities of all but the basic service tier of cable service. Rate regulation of the basic tier does not apply except when a cable operator is subject to effective competition in the relevant community. Under an order issued by the FCC in 2015, cable operators are presumed to be subject to effective competition. That order was appealed to the D.C. Circuit Court, which denied the petition for review. Moreover, some local franchising authorities that could otherwise regulate basic rates for broadband networks that are not subject to effective competition choose not to do so. We are not currently subject to cable service rate regulation in any of our markets.

Program Access

To promote competition between incumbent cable operators and independent cable programmers, the 1992 Cable Act placed restrictions on dealings between certain cable programmers and cable operators. Satellite video programmers affiliated with cable operators are prohibited in most cases from favoring those cable operators over competing distributors of multi-channel video programming, such as satellite television operators and unaffiliated competitive cable operators such as us. Specifically, the program access regulations generally prohibit exclusive contracts for satellite cable programming or satellite broadcast programming between any cable operator and any cable-affiliated programming vendor. On October 5, 2012, the FCC adopted and released a Further Notice of Proposed Rulemaking in the Matter of Revision of the Commission’s Program Access Rules (“Program Access FNPRM”). The FCC declined to extend the exclusive contract prohibition section of the program access rules beyond its October 5, 2012 sunset date. The prohibition applies only to programming that is delivered via satellite; it does not apply to programming delivered via terrestrial facilities. The FCC determined that a preemptive prohibition on exclusive contracts is no longer “necessary to preserve and protect competition and diversity in the distribution of video programming” considering that a case-by-case process will remain in place after the prohibition expires to assess the impact of individual exclusive contracts. In the Program Access FNPRM, the FCC also requested comment on revisions to the program access rules pertaining to buying groups and rebuttable presumptions in program access complaint proceedings challenging certain exclusive contracts. The Program Access FNPRM is still pending.

Commercial Leased Access

The Communications Act requires that broadband networks with 36 or more channels make available a portion of their channel capacity for commercial leased access by third parties to facilitate competitive programming efforts. We have not been subject to many requests for carriage under the leased access rules.

Carriage of Broadcast Television Signals

The 1992 Cable Act established broadcast signal carriage (so-called “must carry”) requirements that allow local commercial television broadcast stations to elect every three years whether to require the cable systems in the relevant area to carry the station’s signal or whether to require the cable system to negotiate for consent to carry the station. The most recent election by broadcasters became effective January 1, 2018; the next election deadline is October 1, 2020, with elections to then take effect on January 1, 2021. Cable systems are also subject to must-carry obligations for local, non-commercial stations. We now carry most commercial stations pursuant to retransmission consent agreements and pay fees for such consents. The FCC and/or Congress have introduced or are considering certain rules governing the election process and the negotiations of retransmission consent agreements, but we cannot yet assess the impact of these rules on our ability to obtain programming or on our business more generally.

Franchise Authority

Cable television systems operate pursuant to non-exclusive franchises issued by franchising authorities, which, depending on the specific jurisdiction, can be the states, cities, counties or political subdivisions in which a cable operator provides cable service. Franchising authority is premised upon the cable operator crossing and using public rights-of-way to construct and maintain its system. The terms of franchises, while variable, often include requirements concerning services, franchise fees, service areas, customer service standards, technical requirements, public, educational and government (“PEG”) access channels and support, and channel capacity. Franchise authorities may terminate a franchise or assess penalties if the franchised cable operator fails to adhere to the conditions of the franchise. Although largely discretionary, the exercise of state and local franchise authority is limited by federal statutes and regulations adopted pursuant thereto. We believe that the requirements imposed by our franchise agreements are fairly typical for the industry. Although they do vary, our franchises generally provide for the payment of fees to the applicable franchise authority of up to 5% of our gross cable service revenues, which is the current maximum authorized by federal law. Many of our franchises also require that we pay a percentage of our gross revenue in support of PEG channels. These so-called PEG fees vary, but generally do not exceed 2% of our gross cable services revenues.

On December 20, 2006, the FCC established rules and provided guidance (“2006 Order”) pursuant to the Communications Act that prohibit local franchising authorities from unreasonably refusing to award competitive franchises for the provision of cable services. In order to eliminate certain barriers to entry into the cable market, and to encourage investment in broadband facilities, the FCC preempted local laws, regulations, and requirements, including local level-playing-field provisions, to the extent they impose greater restrictions on market entry than those adopted under the order. This order has the potential to benefit us by facilitating our ability to obtain and renew cable service franchises. On January 21, 2015, the FCC issued an Order on Reconsideration of the Second Report and Order. The FCC clarified that the franchising rules and findings it extended to incumbent cable operators in the 2006 Order do not apply to state laws governing cable television operators, or to any state-level cable franchising process. In its Second Further Notice of Proposed Rulemaking released September 25, 2018, the FCC sought comment on this conclusion. On August 1, 2019, the FCC adopted a Third Report and Order (“2019 Order”) concluding, among other things, that its franchising rules and findings fully apply to state-level franchising actions and regulations, and limiting the ability of franchising authorities to impose franchise fees and to regulate non-cable services. A number of local franchising authorities have challenged that decision in a federal appeals court and have asked that the FCC’s rulings be stayed pending appeal. We cannot predict the outcome of that appeal, or how the FCC’s rulings will impact our business.

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

Franchise Renewal

Franchise renewal, or approval for the sale, transfer or assignment of a franchise, may involve the imposition of additional requirements not present in the initial franchise agreement. Franchise renewal is not guaranteed, but federal law imposes certain standards to prohibit the arbitrary denial of franchise renewal. Our franchises are typically issued for 10 to 15 year initial terms, but the terms vary depending upon whether we are operating under a local or state franchise. Many of our existing franchise terms will expire over the course of the next several years, and we operate under a small number of expired franchises. Still, we expect our franchises to be renewed by the relevant franchising authority. The 2006 Order and 2019 Order discussed under Franchise Authority above, as well as some state laws that regulate the issuance of state video franchises, reduce the potential for unreasonable conditions being imposed upon renewal.

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

In April 2011, the FCC adopted an order that examined a number of issues involving access to pole attachments by telecommunications carriers, including the rights of ILECs to demand nondiscriminatory access in certain situations, and which attempted to bring the rates that cable operators and telecommunications carriers charge closer to parity. In November 2015, the FCC released another order taking further steps to balance the rates paid by cable operators and telecommunications carriers. Part of the order addresses some industry members’ concerns that pole attachment rates might increase sharply after the FCC reclassified broadband service as telecommunications service as discussed further below. The 2015 order was appealed to the U.S. Court of Appeals for the 8th Circuit, which rejected the petition. It is uncertain, however, how the Internet Freedom Order discussed below might impact attachment rights and costs.

Internet Service

In January 2018, the FCC released a decision rescinding various “net neutrality” requirements governing how broadband Internet access providers were permitted to offer broadband service. As a result, under the current approach, broadband Internet access providers must publicly disclose detailed information regarding their service offerings, Internet traffic management processes, and other practices affecting broadband customers, but are not otherwise limited by federal law in their ability to block, throttle, or prioritize specific types of Internet traffic. The FCC also held that states are preempted (prohibited) from enacting their own versions of these or similar requirements. On October 1, 2019, a federal appeals court upheld most of the FCC’s decision, but it reversed the FCC’s blanket preemption of state rules, holding that such state laws could only be prohibited on a case-by-case basis, and only when they conflict with state or federal policy.  The court also directed the FCC to further consider certain other issues.  A number of advocacy groups and states have petitioned the court for rehearing.  We cannot predict how the court or the FCC will respond to these developments. In the meantime, several states have adopted, or are considering, net neutrality requirements of their own. Some of these are currently subject to legal challenge by broadband providers and/or the United States government in federal district court. We cannot predict with any certainty the likely timing or outcome of these or future challenges, or how state efforts to adopt net neutrality requirements will continue to evolve.

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

Potential Regulatory Changes

The regulation of cable television systems at the federal, state and local levels has substantially changed over the past two decades since enactment of the 1992 Cable Act. Material additional changes in the law and implementing regulatory requirements, both those described above and others, cannot be ascertained with any certainty at this time. Our business could be adversely affected by future changes in regulations.

Regulation of Telecommunication Services

Our telecommunications services are subject to varying degrees of federal, state and local regulation. Pursuant to the Communications Act, as amended by the 1996 Act, the FCC generally exercises jurisdiction over the facilities of, and the services offered by, telecommunications carriers that provide interstate or international communications services. The FCC has extended many of its regulations that apply to traditional telecommunications service to Internet based, or interconnected VoIP phone services. Barring federal preemption, state regulatory authorities retain jurisdiction over the same facilities to the extent that they are used to provide intrastate communications services, as well as facilities solely used to provide intrastate services. Local regulation is largely limited to the management of the occupation and use of county or municipal public rights-of-way. Various international authorities may also seek to regulate the provision of certain services that originate or terminate outside the U.S. As addressed in more detail above, in the Internet Freedom Order, the FCC reversed the Open Internet Order and re-characterized broadband Internet access services as information services no longer subject to various Title II requirements.

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

The Communications Act places certain obligations, including those described below, on ILECs to open their networks to competitive providers, as well as heightened interconnection obligations and a duty to make their services available to resellers at a wholesale discount rate. The following are certain obligations that the Communications Act and the 1996 Act, as implemented by the FCC, place on ILECs, which gives us important rights in the areas where we operate as competitors, and actual or potential obligations where our ILEC subsidiaries operate:

●	Interconnection. Establishes requirements and standards applicable to ILECs that receive requests from other carriers for network interconnection, unbundling of network elements, colocation of equipment and resale, and requires all local exchange carriers (“LECs”) to enter into mutual compensation arrangements with other for transport and termination of local calls on each other’s networks.
●	Reciprocal Compensation. Requires all ILECs and CLECs to complete calls originated by competing local exchange carriers under reciprocal arrangements.
●	Colocation of Equipment. Allows CLECs to install and maintain their own network equipment in ILEC central offices.
●	Number Portability. Requires all providers of telecommunications services, as well as providers of interconnected VoIP services, to permit users of telecommunications services to retain their existing telephone numbers without impairment of quality, reliability or convenience when switching from one telecommunications provider to another.
●	Access to Rights-of-Way. Requires telecommunications carriers to permit other carriers access to poles, ducts, conduits and rights-of-way at regulated prices and set time frames.

●	Unbundled Network Elements. Requires ILECs to offer certain parts of their telecommunications networks on an unbundled basis to competitors at cost-based rates set by the states.

We have entered into PSC approved local interconnection agreements with a variety of telecommunicatons providers for, among other things, the transport and termination of our local and toll telephone traffic. Some of these agreements have expired; however, we continue to operate on the same rates, terms, and conditions in the interim as we seek to enter into successor agreements. These agreements are subject to changes as a result of changes in laws, regulations and technology, and there is no guarantee that the rates and terms concerning our interconnection agreements with ILECs under which we operate today will be available in the future.

Inter-Carrier Compensation

Our ILEC subsidiaries currently receive compensation from other telecommunications providers, including long distance companies, for origination of interexchange traffic through network access charges that are established in accordance with state and federal laws.

Several of our subsidiaries are classified by the FCC as non-dominant carriers with respect to both interstate and international long-distance services and competitive local exchange services. As non-dominant carriers, these subsidiaries’ rates presently are not generally regulated by the FCC, although the rates are still subject to general statutory requirements applicable to all carriers that the rates be just, reasonable and nondiscriminatory. We may file tariffs for certain interstate access charges for these carriers on a permissive basis, but otherwise our interstate services are mandatorily detariffed and subject to our ability to enter into relationships with our customers through contracts. Our interstate access services are tariffed and fall within FCC-established benchmarks for such services.

Certain of our subsidiaries are regulated by the FCC as dominant carriers in the provision of interstate switched access services. These subsidiaries must file tariffs with the FCC and must provide the FCC with notice prior to changing their rates, terms or conditions of their interstate access services. Each such subsidiary has filed its own tariff or concurred in the tariffs filed by the National Exchange Carrier Association.

Regulatory Treatment of VoIP Services

A significant part of our telephony line of business is classified by the FCC as VoIP. At this time, the FCC and state regulators have not classified most IP-enabled services as regulated telecommunications services. The FCC, for example, has applied to providers of “interconnected VoIP” services some of its rules applicable to traditional circuit switched telephone providers, but has yet to issue a ruling determining whether interconnected VoIP services are to be classified as information services (which are subject to little or no regulation) or telecommunications services. The FCC initiated a rulemaking proceeding in 2004 to examine issues relating to the appropriate regulatory classification of IP-enabled services, including VoIP services. We cannot predict when or if the FCC will issue a final decision in this proceeding, although it has issued several decisions in the interim applying certain regulatory requirements to providers of interconnected VoIP services. These requirements include, among others, regulations relating to federal universal service contributions, the confidentiality of customer data and communications, cooperation with law enforcement, discontinuation of service, numbering and number portability, outage reporting, 911 emergency access and disability access. The FCC has also established certain other requirements that impact our interconnected VoIP services. For example, the FCC requires that we provide certain notices to our VoIP customers concerning the limitations of the services, particularly in connection with the ability of the service (including access to E911) to function in the event of a power outage. Limited regulations also apply to non-interconnected VoIP services. We are also required to offer our customers a back-up power solution to enable the services to continue to function in the event of a power outage. Within our VoIP line of business, we currently comply with all applicable regulations that have been issued by the FCC or state regulatory agencies. Decisions and regulations from similar proceedings in the future could lead to an increase in the costs associated with providing VoIP services. At this time, we are unable to predict the impact, if any, that additional regulatory action on these issues will have on our business.

Universal Service

The Federal Universal Service Fund (“USF”) is the support mechanism established by the FCC to ensure that high quality, affordable telecommunications service is available to all Americans. Pursuant to the FCC’s universal service rules, all telecommunications providers and interconnected VoIP providers, including us, must contribute a percentage of their interstate and international end-user telecommunications and interconnected VoIP revenues to the USF. The FCC establishes an industry-wide quarterly contribution factor, which sets the exact percentage that applies for the given quarter. The contribution factor for the first quarter of 2020 is 21.2% of gross assessable interstate and international telecommunications and interconnected VoIP revenues. The contribution rate is reviewed quarterly and may increase or decrease, which would either increase or decrease our contributions to the USF. This is not materially adverse to our business as we currently choose to recover the cost of the contributions from our end user customers, as allowed by FCC rules. However, climbing USF contributions may negatively impact our end users because they effectively make our products more expensive.

Forbearance and Other Relief to Dominant Carriers

The Communications Act permits the FCC to forbear from requiring telecommunications carriers to comply with certain of its regulations and provisions of the Communications Act if certain conditions are present that make enforcement of the regulations or statutory provisions unnecessary. Future reduction or elimination of federal regulatory and statutory requirements could free us from regulatory burdens, but might also increase the relative flexibility of our major competitors. As a result of grants of forbearance, for example, our costs (and those of our competitors) of purchasing broadband services from carriers could increase significantly, as the rates, terms and conditions offered in non-tariffed “commercial agreements” may become less favorable and we may not be able to purchase services from alternative vendors.

Multiple Tenant Properties

The FCC has prohibited telecommunications carriers from entering into exclusive access agreements (or enforcing pre-existing exclusive arrangements) with building owners or managers in both commercial and residential multi-tenant environments. The FCC has also adopted rules requiring utilities (including ILEC’s) to provide telecommunications carriers (and cable operators) with reasonable and non-discriminatory access to utility-owned or -controlled conduits and rights-of-way in all multiple tenant environments (e.g., apartment buildings, office buildings and campuses) in those states where the state government has not certified to the FCC that it regulates utility pole attachments and rights-of-way matters. These requirements may facilitate our access (as well as the access of competitors) to customers in multi-tenant environments, at least with regard to our provision of telecommunications services.

In an order released November 13, 2007, the FCC found that contractual agreements between multiple dwelling unit (“MDU”) owners and cable operators that grant exclusive access to the cable operator are proscribed as “unfair methods of competition.” Under the rule, the Commission prohibits the enforcement of existing exclusivity clauses and the execution of new ones by cable operators and others subject to the relevant statutory provisions. MDUs include a multiple dwelling unit building and any other centrally managed residential real estate development (such as a gated community, mobile home park, or garden apartment complex). These requirements facilitate our access (as well as the access of competitors) to customers in MDU environments, at least with regard to our provision of cable services. They also, however, invalidate any of our existing exclusive access agreements covered by the rules. In 2019, the FCC commenced a rulemaking to explore additional actions the FCC could take to facilitate deployment and consumer choice in MDU environments.  That rulemaking remains pending.

Customer Proprietary Network Information and Personally Identifiable Information

We are subject to specific customer privacy obligations with respect to our telecommunications, interconnected VoIP and video services. FCC rules protect the privacy of certain information about customers that telecommunications providers, including us, acquire in the course of providing telecommunications and interconnected VoIP services. Such protected information, known as Customer Proprietary Network Information (“CPNI”), includes information related to the quantity, technological configuration, type, destination and the amount of use of a telecommunications offering. Certain states have also adopted state-specific CPNI rules. The FCC’s rules require affected providers to implement policies to notify customers of their rights, take reasonable precautions to protect CPNI and notify law enforcement agencies if a breach of CPNI occurs. If a federal or state regulatory body determines that we have breached the applicable regulations or implemented the FCC’s requirements incorrectly, we could be subject to fines or penalties.

Section 631 of the Communications Act requires that we protect the privacy of our video customers. In general, that section: (i) requires that cable operators, such as us, notify customers of our obligations and their privacy rights; and (ii) prohibits cable operators from: (a) disclosing cable customer personally identifiable information (“PII”) without customer consent, or a court order, except in limited situations; and (b) using the cable system to collect PII without customer consent, unless necessary to provide service or prevent theft of service. Section 631 specifically provides our customers with the right to bring legal action against us if we fail to comply with the statutory requirements.

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

Franchises

As described above, cable television systems generally are constructed and operated under the authority of nonexclusive franchises, granted by local and/or state governmental authorities. Cable system franchises typically contain many conditions, such as time limitations on commencement and completion of system construction, customer service standards including number of channels, the provision of free service to schools and certain other public institutions, the maintenance of insurance and indemnity bonds, the payment of franchise fees and the support of PEG channels. We are currently in the process of renegotiating a small number of expired franchises. We anticipate that those franchises will be renewed. Local regulation of cable television operations and franchising matters is limited in part by federal parameters set forth in the Communications Act and the corresponding regulations of the FCC. The FCC has taken steps in recent years toward streamlining the franchising process. See Legislation and Regulation—Regulation of Cable Services above.

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

Corporate Information

WOW’s principal executive offices are located at 7887 East Belleview Avenue, Suite 1000, Englewood, Colorado 80111. WOW’s telephone number is (720) 479-3500 and we have a website accessible at www.wowway.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, are available on our website free of charge as soon as reasonably practicable after they have been filed. The information posted on our website is not incorporated into this Annual Report. These reports are also available on the Securities and Exchange Commission’s website, www.sec.gov.

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

Our industry is, and will continue to be, highly competitive. Our principal residential services competitors, including other cable and telecommunications companies, offer services that provide features and functions comparable to the residential high-speed data, video, and/or telephony services that we offer. In most of our markets, cable competitors have invested in their networks and are able to offer a product suite which is comparable to ours.

In some of our operating areas, AT&T, Verizon or other incumbent telephone providers have upgraded their networks to carry two-way video, fifth generation (“5G”) high-speed data technology with substantial bandwidth and IP-based telephony services, which they market and sell in bundles, in some cases, along with their wireless services. These telephone incumbents may also offer satellite video as a part of their bundle, either in partnership with a satellite provider or directly as is the case with AT&T/DirecTV. Consequently, there are more than two providers of “triple-play” services in some of our markets.

In addition, each of our residential services faces competition from other companies that provide such services on a stand-alone basis. Our residential video service faces competition from other cable and direct broadcast satellite providers that seek to distinguish their services from ours by offering aggressive promotional pricing, exclusive programming, and/or assertions of superior service or offerings. Increasingly, our residential video service also faces competition from companies that deliver content to consumers over the Internet and on mobile devices. This trend could negatively impact customer demand for our residential video service, especially premium channels and VOD services, and could encourage content owners to seek higher license fees from us in order to subsidize their free distribution of content. Our residential high-speed data and telephony services also face competition from wireless Internet and voice providers, and our residential voice service faces competition from other cable providers, “over-the-top” (“OTT”) phone service and other communication alternatives, including texting, social networking and email. In recent years, a trend known as “wireless substitution” has developed whereby certain customers have chosen to utilize a wireless telephone service as their sole phone provider. We expect this trend to continue in the future.

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

In providing video service, our primary competitors are Charter, Comcast, and AT&T. We also compete with satellite television providers, including AT&T’s DirecTV and Dish Network. Satellite television providers typically offer local broadcast television stations, which further reduces our current advantage over satellite television providers and our ability to attract and maintain customers.

In providing local and long-distance telephone services and data services, we compete with the incumbent local phone company in each of our markets as well as other telecommunications providers in our markets. AT&T, CenturyLink, Frontier and Verizon are the primary ILECs in our targeted regions. They offer both local and long-distance services in our markets and are particularly strong competitors. We seek to attract customers away from other telephone companies and cable television service operators offering telephone services with Internet-based telephony. Cable operators offering voice services and data services in our markets increase competition for our bundled services.

We face risks relating to competition for the leisure and entertainment time of audiences, which has intensified in part due to advances in technology.

Our business is subject to risks relating to increasing competition for the leisure and entertainment time of consumers. Our business competes with all other sources of entertainment and information delivery. Technological advancements, such as new video formats and Internet streaming and downloading, many of which have been beneficial to our business, have nonetheless increased the number of entertainment and information delivery choices available to consumers and have intensified the challenges posed by audience fragmentation. Increasingly, content owners are delivering their content directly to consumers over the Internet. Furthermore, due to consumer electronics innovations, consumers are more readily able to watch such Internet-delivered content on television sets and mobile devices, which could lead to additional “cord-cutting”. Although the increase of delivery content through the Internet could be beneficial to demand for our HSD products, the increasing number of choices available to audiences could negatively impact not only consumer demand for our other products and services, but also advertisers’ willingness to purchase advertising from us. If we do not respond appropriately to the increasing leisure and entertainment choices available to consumers, our competitive position could deteriorate, which could adversely affect our operations, business, financial condition or results of operations.

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

We are strategically focused on driving growth by constructing additional broadband networks in order to sell our products and services within communities (generally near or adjacent to our network) which we do not currently serve. Generally, residents and enterprises within these communities can already purchase bundled services from other providers, or purchase high-speed data, video and telephony services from other operators on an à la carte basis. Therefore, we are expanding into competitive environments. This effort requires considerable financial and management resources, including reducing the near-term cash generation profile of our business. Additionally, we must obtain pole attachment agreements, franchises, construction permits, telephone numbers and other regulatory approvals to commence operations in these communities. Delays in entering into pole attachment agreements, receiving the necessary franchises and construction permits and conducting the construction itself have adversely affected our scheduled construction plans in the past and could do so again in the future. Difficulty in obtaining necessary resources may also adversely affect our ability to expand into new markets. We may face resistance from competitors who are already in markets we wish to enter. If our expectations regarding our ability to attract customers in these communities are not met, the capital requirements to complete the network investment or the time required to attract our expected level of customers are incorrect, our financial performance may be negatively impacted.

The demand for our broadband communications services may be lower than we expect.

The demand for high-speed data, video and telephony services, either alone or as part of a bundle, cannot readily be determined. Our business could be adversely affected if demand for broadband communications services is materially lower than we expect. Our ability to generate revenue will suffer if the markets for the services we offer, including telephony and high-speed data services, fail to develop, grow more slowly than anticipated or become saturated with competitors.

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

Federal “must carry” rules require us to carry some local broadcast television signals on our broadband network that we might not otherwise carry. If the FCC seeks to revise or expand the “must carry” rules, for example by requiring carriage of multicast signals, we would be forced to carry video programming that we would not otherwise carry, potentially drop more popular programming in order to free capacity for the required programming, decrease our ability to manage our bandwidth efficiently and/or increase our costs, which could make us less competitive. As a result, cable operators, including us, could be placed at a disadvantage versus other multichannel video providers. Potential federal legislation regarding programming packaging, bundling or à la carte delivery of programming could fundamentally change the way in which we package and price our services. We cannot predict the outcome of any current or future FCC proceedings or legislation in this area, or the impact of such proceedings on our business at this time.

Programming exclusivity in favor of our competitors could adversely affect the demand for our video services.

We obtain our programming by entering into contracts or arrangements with programming suppliers. Federal rules restrict cable operators and other multichannel video programming distributors from entering into certain exclusive programming arrangements. A programming supplier, however, could enter into some types of exclusive arrangements with certain of our video competitors, consistent with these rules, that could create a competitive advantage for that competitor by restricting our access to this programming. If our ability to offer popular programming on our cable television systems is restricted by exclusive arrangements between our competitors and programming suppliers, the demand for our video services may be adversely affected and our cost to obtain programming may increase.

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

We receive payments from various federal or state universal service support programs. These include interstate common line support and support from the Lifeline and Schools and Libraries programs within the Federal USF program, as well as similar state universal support programs. The total cost of all of the various USF programs has increased greatly in recent years, putting pressure on regulators to reform those programs, and to limit both eligibility and support flows. In addition, we receive traffic termination payments from other carriers based upon rates established by various regulatory bodies. These rates may be subject to meaningful reductions due to ongoing rate reform efforts being led by the FCC. Our ability to receive state support program funds is also subject to the determination of certain PSCs. Adverse decisions by those PSCs may reduce our ability to access those funds.

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

In March 2016, the FCC released its Report and Order (“Order”) regarding universal service support program reform for rate-of-return incumbent local exchange carriers. The Order focused on broadband, including stand-alone broadband, and sought to direct federal support to areas lacking broadband. It also reformed legacy support mechanisms to ensure that carriers have the incentives and support to continue investing in robust broadband networks. Rate-of-return incumbent local exchange carriers can choose from two paths for USF support: 1) a model-based option (A-CAM); and 2) a broadband loop support mechanism that will provide support for stand-alone broadband and replace interstate common line support (legacy support). In November 2016, the FCC released a Public Notice announcing that 216 rate-of-return companies elected the A-CAM Cost Model, which exceeded the available A-CAM budget by more than $160 million annually. To contend with the oversubscription, the FCC intends to take “other measures that may be necessary” in order to prioritize among electing carriers or modify A-CAM parameters. While our affected subsidiaries did not choose the A-CAM option, we cannot anticipate what changes may come to the A-CAM model and if those changes might impact those carriers like us that have chosen the legacy support path.

Our exposure to the credit risks of our customers, vendors and third parties could adversely affect our operations, business, financial condition and results of operations.

We are exposed to risks associated with a potential general economic downturn and how such a development could impact our customers. Dramatic declines in the housing market, including falling home prices and increasing foreclosures, could affect consumer confidence and could cause increased delinquencies in payment or cancellations of services by our customers, or lead to unfavorable changes in the mix of products our customers purchase. A general economic downturn also may affect advertising sales as companies seek to reduce expenditures and conserve cash. Any of these events may adversely affect our operations, business, financial condition or results of operations.

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

If we acquire existing companies or networks or enter into joint ventures, we may:

●	miscalculate the value of the acquired company or joint venture;
●	divert resources and management time;
●	experience difficulties in integrating the acquired business or joint venture with our operations;
●	experience relationship issues, such as with customers, employees and suppliers as a result of changes in management;
●	incur additional liabilities or obligations as a result of the acquisition or joint venture; and
●	assume additional financial burdens in connection with the transaction.

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

Our video and telephony services are subject to extensive regulation at the federal, state and local levels. In addition, the federal government has extended some regulation to high-speed data services. We are also subject to regulation of our video services relating to rates, equipment, technologies, programming, levels and types of services, taxes and other charges. The current telecommunications and cable legislation and regulations are complex and in many areas set forth policy objectives to be implemented by regulation at the federal, state and local levels. It is generally expected that the Communications Act and implementing regulations and decisions, as well as applicable state laws and regulations, will continue to undergo considerable interpretation and modification. From time to time, federal legislation, FCC and PSC decisions, and court decisions interpreting legislation, FCC or PSC decisions, are made that can affect our business. We cannot predict the timing or the future financial impact of legislation or administrative decisions. Our ability to compete successfully will depend on the nature and timing of any such legislative changes, regulations or interpretations, and whether they are favorable to us or to our competitors.

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

“Net neutrality” legislation or regulation could limit our ability to operate our high-speed data service business profitably and manage our broadband facilities efficiently.

In January 2018, the FCC released a decision rescinding various “net neutrality” requirements governing how broadband Internet access providers were permitted to offer broadband service. As a result, under the current approach, broadband Internet access providers must publicly disclose detailed information regarding their service offerings, Internet traffic management processes, and other practices affecting broadband customers, but are not otherwise limited by federal law in their ability to block, throttle, or prioritize specific types of Internet traffic. The FCC also held that states are preempted (prohibited) from enacting their own versions of these or similar requirements. On October 1, 2019, a federal appeals court upheld most of the FCC’s decision, but it reversed the FCC’s blanket preemption of state rules, holding that such state laws could only be prohibited on a case-by-case basis, and only when they conflict with state or federal policy.  The court also directed the FCC to further consider certain other issues.  A number of advocacy groups and states have petitioned the court for rehearing.  We cannot predict how the court or the FCC will respond to these developments. In the meantime, several states have adopted, or are considering, net neutrality requirements of their own. Some of these are currently subject to legal challenge by broadband providers and/or the United States government in federal district court. We cannot predict with any certainty the likely timing or outcome of these or future challenges, or how state efforts to adopt net neutrality requirements will continue to evolve.

Regulation may limit our ability to make required investments or adopt business models that are needed to continue to provide robust high-speed data service.

The rising popularity of bandwidth-intensive Internet-based services increases the demand for, and usage of, our high-speed data service. Examples of such services include the delivery of content via streaming technology and by download, peer-to-peer file sharing services and gaming services. We need flexibility to develop pricing and business models that will allow us to respond to changing consumer uses and demands and, if necessary, to invest more capital than currently expected to increase the bandwidth capacity of our systems. Our ability to do so could be restricted by legislative or regulatory efforts associated with “net neutrality” requirements.

Offering telephony service may subject us to additional regulatory burdens, causing us to incur additional costs.

We offer telephony services over our broadband network and continue to develop and deploy VoIP services. The FCC has ruled that competitive telephone companies that support VoIP services, such as those we offer our customers, are entitled to interconnect with incumbent providers of traditional telecommunications services, which ensure that our VoIP services can compete in the telephony market. The FCC has also declared that certain VoIP services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear. Expanding our offering of these services may require us to obtain certain additional authorizations. We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us. Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers. If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs. The FCC has already extended certain traditional telecommunications carrier requirements, such as 911 emergency calling, USF collection, the Communications Assistance for Law Enforcement Act, privacy, customer proprietary network information, number porting, disability and discontinuance of service requirements to many VoIP providers such as us.

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

Further, franchises generally have fixed terms and must be renewed periodically. Our franchises are typically issued for 10 to 15 year initial terms, but the terms vary depending upon whether we are operating under a local or state franchise. Many of our existing franchise terms will expire over the course of the next several years, and we operate under a small number of expired franchises.  Local franchising authorities may resist granting a renewal if they consider either past performance or the prospective operating proposal to be inadequate. In a number of jurisdictions, local authorities have attempted to impose rights-of-way fees on providers that have been challenged as violating federal law. A number of FCC and judicial decisions have addressed the issues posed by the imposition of rights-of-way fees on CLECs and on video distributors. Most recently, on August 1, 2019, the FCC adopted an order concluding, among other things, that its franchising rules and findings fully apply to state-level franchising actions and regulations, and limiting the ability of franchising authorities to impose franchise fees and to regulate non-cable services.  A number of local franchising authorities have challenged that decision in a federal appeals court and have asked that the FCC’s rulings be stayed pending appeal. We cannot predict the outcome of that appeal, or how the FCC’s rulings will impact our business.

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

We rely on patent, copyright, trademark and trade secret laws and licenses that are proprietary to our business, as well as our key vendors, along with other agreements with our employees, customers, suppliers and other parties, to establish and maintain our intellectual property rights in technology and the products and services used in our operations. However, any of our intellectual property rights could be challenged or invalidated, or such intellectual property rights may not be sufficient to permit us to take advantage of current industry trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product or service offerings or other competitive harm. Claims of intellectual property infringement by third parties under applicable agreements, laws and regulations (including the Digital Millennium Copyright Act of 1998) could require us to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question, which could require us to change our business practices or offerings and limit our ability to compete effectively. Even claims without merit can be time-consuming and costly to defend and may divert management’s attention and resources away from our business. Also, because of the rapid pace of technological change, we rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses from these third parties on reasonable terms, if at all.

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

In April 2011, the FCC enacted revised pole attachment rules to improve the efficiency and reduce the costs of deploying telecommunications, cable and broadband networks in order to accelerate broadband deployment. The formula for calculating the telecommunications attachment rate was revised, lowering the rate and bringing it in-line to the video rate. Many utilities seek to impose the telecommunications rate on us when they carry our services, other than video services, over their attachments. In November 2015, the FCC released another order taking further steps to balance the rates paid by cable operators and telecommunications carriers. Part of the order addressed some industry members’ concerns that pole attachment rates might increase sharply now that the FCC has reclassified broadband service as a telecommunications service as discussed further above. Moreover, the appropriate method for calculating pole attachment rates for cable operators that provide VoIP services remains unclear, and an August 2009 petition from a coalition of electric utility companies asking the FCC to declare that the pole attachment rate for cable companies’ digital telephone service should be assessed at the telecommunications service rate is still pending.

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

Section 222 of the Communications Act also governs our use of customer proprietary network information related to our telecommunications services. In addition, FCC regulations apply to our use, disclosure, and protection of CPNI associated with our telecommunications and VoIP telephone service. In the Internet Freedom Order, the FCC returned jurisdiction to regulate broadband privacy and data security to the Federal Trade Commission. As we continue to provide interactive and other advanced services, additional privacy considerations may arise. Privacy continues to be a major focus of Congress, the Federal Trade Commission, the FCC, the U.S. Department of Commerce, and the states. Additional laws, regulations, or advisory guidelines could affect our ability to use and share customer information under various additional circumstances.

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

We provide our services to areas in Alabama, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, Ohio, South Carolina and Tennessee, which are in the Southeastern and Midwestern regions of the United States. A stagnant or depressed economy in the United States, and in the Southeastern or Midwestern United States in particular, could affect all of our markets and could adversely affect our operations, business, financial condition or results of operations.

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

We rely on network and information systems and other technology, and a disruption or failure of such networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, accidental releases of information or similar events, may disrupt our business.

Because network and information systems and other technologies are critical to our operating activities, network or information system shutdowns caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, “cyber-attacks,” denial of service attacks and other malicious activity pose increasing risks. Our network and information systems are also vulnerable to damage or interruption from power outages, terrorist attacks and other similar events which could have an adverse impact on us and our customers, including degradation of service, service disruption, excessive call volume to call centers and damage to our network, equipment, data and reputation. The occurrence of such an event also could result in large expenditures necessary to repair or replace such networks or information systems or to protect them from similar events in the future. Significant incidents could result in a disruption of our operations, customer dissatisfaction or a loss of customers or revenues.

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

In addition, we regularly evaluate our senior management capabilities in light of, among other things, our business strategy, and changes to our capital structure in connection with the acquisition, developments in our industry and markets and our ongoing financial performance. Accordingly, we may consider, where appropriate, supplementing, changing or otherwise enhancing our senior management team and operational and financial management capabilities in order to maximize our performance. We have experienced significant executive transitions in recent years, and our organizational structure and senior management team may undergo additional changes in the future. Changes to our senior management team could result in a material business interruption and material costs, including severance or other termination payments. Any of the foregoing could affect our ability to successfully operate the combined company, implement our strategy, and could adversely affect our operations, business, financial condition or results of operations.

We are or from time to time may become subject to litigation and regulatory proceedings, which could materially and adversely affect us.

We are subject to litigation in the normal course of our business. We are also a subject to regulatory proceedings affecting the segments of the communications industry generally in which we engage in business. We cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact us. In the event of intellectual property litigation, our ability to license certain technologies or offer certain services could also have significant adverse effects on our operations.

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

We operate broadband networks in locations throughout the United States and, as a result, we are subject to the tax laws and regulations of federal, state and local governments. From time to time, various legislative and/or administrative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. As a result of state and local budget shortfalls, certain states and localities have imposed or are considering imposing new or additional taxes or fees on our services or changing the methodologies or base on which certain fees and taxes are computed. Such potential changes include additional taxes or fees on our services which could impact our customers, and combined reporting and other changes to general business taxes, central/unit-level assessment of property taxes and other matters, which could increase our income, franchise, sales, use and/or property tax liabilities. In addition, federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. In addition, we have significant NOL carryforwards that are available to offset future operating results, but the availability and value of the NOLs may be impacted by future changes in federal or state law.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2019, we had NOL carryforwards, for federal income tax purposes, of approximately $850.0 million, which may be available to offset federal income tax liabilities in the future. In general, under Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its existing federal and state net operating losses and capital losses. As a result of the IPO (effective May 25, 2017), the Company experienced an “ownership change” as defined in Section 382; resulting in limitations on the Company’s use of its existing federal and state net operating losses and capital losses.. Future changes in our stock ownership, some of which are outside of our control, could result in an additional ownership change under Section 382. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities, including for state tax purposes. The generation of NOLs subsequent to December 31, 2017 are subject to the Tax Cut and Jobs Act, which removes NOL expirations, but limits utilization against taxable income to 80%. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we continue to remain profitable.

The FCC and local franchising authorities exercise authority over cable television systems and the FCC and state PSCs exercise authority over telecommunications and VoIP services.

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

The FCC also has promulgated regulations covering the interstate aspects and the regulated telecommunications earnings and VoIP services of our ILEC and CLEC operations. Our local and intrastate products and services and the regulated earnings are subject to regulation by state PSCs. Failure to comply with these regulations could lead the FCC to impose on us monetary fines, cease-and-desist orders and/or other administrative sanctions.

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

We have incurred substantial indebtedness. This amount of indebtedness may:

●	subject us to sensitivity to increases in prevailing interest rates;
●	place us at a disadvantage to competitors with relatively less debt in economic downturns, adverse industry conditions or catastrophic external events;
●	limit our flexibility as a result of our debt service requirements or financial and operational covenants;
●	limit our access to additional capital and our ability to make capital expenditures and other investments in our business;
●	increase our vulnerability to general adverse economic and industry conditions and interest rate increases;
●	result in an event of default if we fail to satisfy our obligations under the notes or our other debt or fail to comply with the financial and other restrictive covenants contained in the indentures governing the notes or our other debt, which event of default could result in the notes and all of our debt becoming immediately due and payable and, in the case of our secured debt, could permit the lenders to foreclose on our assets securing such debt;
●	limit our ability to pursue strategic alternatives, including merger or acquisition transactions; and
●	limit our ability to plan for or react to changes in our business and industry.

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

We experienced net losses in the past and may continue to report net losses in the future. In general, these prior net losses have principally resulted from interest expense related to our indebtedness, acquisitions and depreciation and amortization expenses associated with capital expenditures related to expanding and upgrading of our broadband network, as well as impairment charges to certain intangible assets. If we continue to report net losses in the future, these losses may limit our ability to attract needed financing, and to do so on favorable terms, as such losses may prevent some investors from investing in our securities.

The accounting treatment of goodwill and other identified intangibles could result in future asset impairments, which would be recorded as operating losses.

Authoritative guidance issued by the Financial Accounting Standards Board requires that goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and other intangible assets deemed to have indefinite useful lives, such as cable franchise operating rights be tested annually for impairment or upon the occurrence of a triggering event. If the carrying value of goodwill or a certain intangible asset exceeds its estimated fair value, an impairment charge is recognized in an amount equal to that excess. As a result of the 2019 annual analysis of indefinite lived intangible assets, we identified two reporting units in which the carrying value exceeded the fair value and recognized an impairment charge of $9.7 million. Additionally, we identified one reporting unit in which the fair value was within 10% of the carrying value. If our goodwill or other intangible assets are determined to be further impaired in the future, we may be required to record a non-cash charge to earnings during the period in which the impairment is determined.

Our stock price may be volatile or may decline regardless of our operating performance.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control. In addition to the other risk factors described herein, these factors include:

●	actual or anticipated fluctuations in our revenue and other operating results;
●	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnership, joint venture or capital commitments;
●	changes in operating performance and stock market valuations of other companies in our industry;
●	the addition or loss of significant customers;
●	fluctuations in trading volumes of our common stock or size of public float;
●	price and volume fluctuations in overall stock market, including as a result of trends in the economy as a whole; and
●	lawsuits threatened or filed against us.

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

A significant portion of our common stock will continue to be held by Crestview, whose interests may differ from yours.

Crestview owns approximately 37% of our outstanding shares of common stock. Crestview may have interests that are different from or adverse to our other stockholders. For example, Crestview may support proposals and actions with which you may disagree or which are not in your interests or which adversely impact the value of our common stock. Crestview will be able to strongly influence or effectively control our decisions requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions and, through our Board of Directors, the ability to control decision-making with respect to our business direction and policies. This control could have the effect of delaying or preventing a change of control in us or changes in management and could also make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

Under our amended and restated certificate of incorporation, Crestview and its affiliates will not have any obligation to present to us, and they may separately pursue, corporate opportunities of which they become aware, even if those opportunities are ones that we would have pursued if granted the opportunity.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. We have approximately 84.1 million shares of common stock outstanding as of December 31, 2019. Of these shares, all common stock sold in our initial public offering, except for any shares held by our affiliates, are eligible for sale in the public.

All of our shares of common stock currently outstanding may be sold in the public market by existing stockholders subject to applicable volume and other limitations imposed under federal securities laws. Further, holders of approximately 37% of our outstanding common stock have demand and/or piggyback registration rights to require us to register our common stock with the SEC. If we register these shares, the stockholders would be able to sell those shares freely in the public market. In addition, we filed a registration statement registering under the Securities Act the common stock reserved for issuance in respect of incentive awards to our directors, officers and employees. If any of these holders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise capital in the future.

Stockholders may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.

We have approximately 608 million shares of common stock authorized but unissued under our amended and restated certificate of incorporation. We will be authorized to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for consideration and on terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under our equity incentive plans, would dilute the percentage ownership held by investors.

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

As a public company, we are now subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations of the NYSE. Being subject to these rules and regulations results in legal, accounting and financial compliance costs, makes some activities more difficult, time-consuming and costly and can also place significant strain on our personnel, systems and resources.

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

On March 7, 2018, Sprint Communications Company L.P (“Sprint”) filed complaints in the U.S. District Court for the District of Delaware alleging that the Company (and other industry participants) infringe patents purportedly relating to Sprint’s Voice over Internet Protocol services. The lawsuit is part of a pattern of litigation that was initiated as far back as 2007 by Sprint against numerous broadband and telecommunications providers. The Company has multiple legal and contractual defenses and will vigorously defend against the claims. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on the Company’s financial position, results of operations or cash flows.

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

In accordance with GAAP, the Company accrues an expense for pending litigation when it determines that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Legal defense costs are expensed as incurred. None of the Company’s existing accruals for pending matters is material. The Company consistently monitors its pending litigation for the purpose of adjusting its accruals and revising its disclosures accordingly, in accordance with GAAP, when required. However, litigation is subject to uncertainty, and the outcome of any particular matter is not predictable. The Company will vigorously defend its interest for pending litigation, and as of this date, the Company believes that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which it is entitled, will not have a material adverse effect on its unaudited consolidated financial position, results of operations, or cash flows.

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

Holders of our Common Stock

As of December 31, 2019, there were 46 holders of record of WOW’s common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees. The transfer agent and registrar for our common stock is American Stock Transfer and Trust.

Dividend Policy

No dividends have been declared or paid on our shares of common stock. We currently intend to retain all available funds and any future earnings for use in operations of our business, and therefore we do not anticipate paying any cash dividend in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5(d) is incorporated by reference in our proxy statement to be filed with respect to the 2020 annual meeting of stockholders (the “Proxy Statement”). For information regarding securities issued under our equity compensation plans, see Note 14 to our accompanying consolidated financial statements contained in “Part II. Financial Statements and Supplementary Data”.

Performance Graph

The graph below shows the cumulative total return on WOW’s common stock for the period of May 26, 2017 through December 31, 2019, in comparison to the cumulative total return on Standard & Poor’s 500 Index and a peer group consisting of the national cable operators that are most comparable to us in terms of size and nature of operations. The Company’s 2019 peer group consists of Comcast, Charter, Cable One, Inc. and Altice USA, Inc. The results shown assume that $100 was invested on May 26, 2017. These indices are included for comparative purposes only and do not reflect whether it is management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, nor are they intended to forecast or be indicative of future performance of WOW’s common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
WideOpenWest, Inc.
S&P 500 - Total Return
Peer Group
$160
$140
$120
$100
$80
$60
$40
$20
$0
5/26/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
ASSUMES $100 INVESTED ON MAY 26, 2017
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2019

Recent Sales of Unregistered Securities

During 2019, there were no unregistered sales of securities of the registrant.

Purchases of Equity Securities by Issuer

The following table presents WOW’s purchases of equity securities completed during the fourth quarter of 2019 (dollars in millions, except per share data).

				Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet be
	Number of Shares	Average Price	Purchased as Part of Publicly	Purchased Under the Plans
Period	Purchased (1)	Paid per Share	Announced Plans or Programs	or Programs
October 1 - 31, 2019	2,005	$6.35	—	$—
November 1 - 30, 2019	833	$6.13	—	$—
December 1 - 31, 2019	12,547	$6.55	—	$—
(1)	Represents shares withheld from employees for the payment of taxes upon the vesting of restricted stock awards.

Item 6.  Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA OF WOW

The following table sets forth selected historical consolidated financial data for WideOpenWest, Inc. and its subsidiaries (“WOW”) for the periods presented. The balance sheet data as of December 31, 2019 and 2018, and the statement of operations data for the years ended December 31, 2019, 2018 and 2017 set forth below are derived from the audited consolidated financial statements of WOW included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2017, 2016 and 2015 and the statement of operations data for the years ended December 31, 2016 and 2015 are derived from the audited combined consolidated financial statements of WOW not included in this Annual Report.

The selected financial data below should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements included elsewhere in this Annual Report. WOW’s historical operating results are not necessarily indicative of future operating results.

	Year ended December 31,
	2019	2018	2017	2016(1)	2015
Statement of Operations Data:
Revenue	$1,145.8	$1,153.8	$1,188.1	$1,237.0	$1,217.1
Costs and expenses:
Operating (excluding depreciation and amortization)	577.5	619.0	626.5	668.3	678.6
Selling, general and administrative	170.6	154.1	138.5	116.4	110.6
Depreciation and amortization	206.2	186.9	198.1	207.0	221.1
Impairment loss on intangibles and goodwill	9.7	216.3	147.4	—	—
Loss (gain) on sale of assets, net	5.4	(0.9)	(94.1)	—	—
Management fee to related party	—	—	1.0	1.7	1.9
	969.4	1,175.4	1,017.4	993.4	1,012.2
Income (loss) from operations	176.4	(21.6)	170.7	243.6	204.9
Other income (expense):
Interest expense	(142.1)	(132.5)	(151.6)	(211.1)	(226.0)
Realized and unrealized gain on derivative instruments	—	—	—	2.3	5.6
Gain on sale of Lawrence, Kansas system	—	—	38.4	—	—
Loss on early extinguishment of debt	—	—	(32.1)	(38.0)	(22.9)
Other income (expense), net	3.6	1.7	1.6	2.2	(0.4)
Income (loss) before provision for income tax	37.9	(152.4)	27.0	(1.0)	(38.8)
Income tax benefit (expense)(2)(3)(4)	(1.5)	65.1	158.3	(28.5)	(9.9)
Net income (loss)(4)	$36.4	$(87.3)	$185.3	$(29.5)	$(48.7)
Basic earnings (loss) per common share(4)	$0.45	$(1.07)	$2.35	$(0.45)	$(0.76)
Dilutive earnings (loss) per common share(4)	$0.45	$(1.07)	$2.35	$(0.45)	$(0.76)
Balance Sheet Data:
Total assets	$2,471.6	$2,419.6	$2,539.4	$2,868.6	$2,782.5
Total debt, including finance lease obligations	$2,290.4	$2,295.5	$2,251.2	$2,871.2	$2,882.2
Total liabilities(4)	$2,717.5	$2,701.4	$2,676.0	$3,544.6	$3,550.7
Other Financial Data:
Capital expenditures	$247.5	$314.1	$301.3	$287.5	$231.9
(1)	Includes balance sheet data, financial results and operations data relating to NuLink for the period subsequent to our acquisition of substantially all of the operating assets of NuLink on September 9, 2016.

(2)	On April 1, 2016, WOW Finance consummated a restructuring where it became wholly owned by WideOpenWest Kite, Inc. The restructuring is treated as a change in tax status since a single member LLC is required to record current and deferred income taxes on a separate return basis reflecting the results of its operations. The change in tax status related to the restructuring resulted in a net deferred tax expense of $23.4 million during the fiscal year ended December 31, 2016.
(3)	The 2017 income tax benefit is primarily attributed to the passing of the Tax Cut and Jobs Act, which was signed by the President on December 22, 2017. The Tax Cut and Jobs Act made significant changes to the tax laws applicable to the Company, including a reduction in the corporate tax rate to 21%. Re-measuring the ending balance of the Company’s deferred tax assets and deferred tax liabilities as of December 31, 2017 resulted in a $125.5 million deferred tax benefit.
(4)	Prior period amounts have been revised for the years ended December 31, 2018, 2017 and 2016 to reflect the correction of an immaterial error as described in this Annual Report. See Notes 1 and 21 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for further discussion.

Comparability of the above information from year to year is affected by acquisitions and dispositions completed by us, as well as the adoption of new accounting standards (ASC 606 – Revenue from Contracts with Customers, which was effective January 1, 2018, and ASC 842 – Leases, which was effective January 1, 2019). See Part II – Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion regarding acquisitions and dispositions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is provided to assist in understanding our Company, operations and current business environment and should be considered a supplement to, and read in conjunction with, the accompanying consolidated financial statements and notes included within Part II – Item 8 Financial Statements and Supplementary Data, as well as the discussion of our business and related risk factors in Part I – Item 1 Business and Part I – Item 1A Risk Factors, respectively.

Overview

We are a fully integrated provider of high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential customers and offer a full range of products and services to business customers. Our services are delivered across19 markets via our advanced HFC network. Our footprint covers certain suburban areas within the states of Alabama, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, Ohio, South Carolina and Tennessee. At December 31, 2019, our broadband networks passed 3.2 million homes and businesses and served 823,400 customers.

Our core strategy is to provide outstanding service at affordable prices. We execute this strategy by managing our operations to focus on the customer. We believe that the customer experience should be reliable, easy and pleasantly surprising, every time. To achieve this customer experience, we operate one of the most technically advanced and uniform networks in the industry with approximately 97% of our network at 750 MHz or greater capacity.

Our advanced network offers HSD speeds up to 1 GIG (1000 Mbps) in approximately 95% of our footprint. Led by our robust HSD offering, our products are available either as a bundle or as an individual service to residential and business service customers. We continue to operate under an Internet-centric growth strategy. Based on our per subscriber economics, we believe that HSD represents the greatest opportunity to enhance profitability across our residential and business markets.

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

During the year ended December 31, 2019, we finalized the insurance claim related to the damages incurred from Hurricane Michael, receiving $9.6 million of business interruption insurance recoveries.

Sale of Chicago Fiber Network

On December 14, 2017, we finalized the sale of a portion of our fiber network in the Chicago market to a subsidiary of Verizon for $225.0 million in cash. In addition, we and a subsidiary of Verizon entered into a construction agreement pursuant to which we agreed to complete the build-out of the network in exchange for $50.0 million (which approximated our estimate to complete the network build-out), recognized over time as the remaining network elements were completed and accepted. We completed the network build-out during the third quarter of 2019. From project inception through completion, the Company has recorded a total loss on the Construction Services Agreement of $0.9 million.

Stock Repurchase Program

During the years ended December 31, 2018 and 2017, we repurchased 7.1 million and 0.5 million shares of our outstanding common stock for $70.2 million and $4.8 million, respectively.

Redemption of Senior Notes and Refinancing of Debt

During the year ended December 31, 2017, we fully redeemed the 10.25% Senior Notes, which effectively satisfied and discharged the indenture governing the 10.25% Senior Notes. In connection with the redemption, we recorded a loss on early extinguishment of debt of $24.8 million related to the write-off of unamortized debt issuance costs, premium, and prepayment fees.

Additionally, during the year ended December 31, 2017, we refinanced our revolving credit facility and Term B loans by entering into the seventh and eighth amendments to our credit agreement, respectively. We recorded a $7.3 million loss on early extinguishment of debt related to the write-off of unamortized debt issuance costs and third party costs associated with the refinancing.

Sale of Lawrence, Kansas Systems

On January 12, 2017, we and Midcontinent Communications (“MidCo”) entered into an agreement under which MidCo acquired our Lawrence, Kansas systems for net proceeds of approximately $213.0 million.  Additionally, we entered into a transition services agreement with MidCo pursuant to which we provided certain services to MidCo on a transitional basis. Charges for the transition services allowed us to fully recover all allowed costs and allocated expenses incurred in connection with providing such services, generally without profit. The results of our Lawrence, Kansas system are included for the first 12 days for the year ended December 31, 2017.

Avista and Crestview Investment

Historically, the Company’s outstanding shares have been majority held by Crestview, LLC (“Crestview”) and Avista Capital Partners (“Avista”), private equity firms based in New York. On August 6, 2019, Avista, in its capacity as the general partner of several funds, executed a distribution-in-kind of its shares of the Company’s common stock to its limited partners, effectively extinguishing its ownership of the Company. As of December 31, 2019, approximately 37% of our outstanding common shares were held by Crestview.

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

Property, Plant and Equipment

Carrying Value. The net carrying value of our property, plant and equipment was $1,073.7 million and $1,053.4 million, representing approximately 43% and 44% of our total assets, at December 31, 2019 and 2018, respectively.

Property, plant and equipment are recorded at cost and include costs associated with the construction of cable transmission and distribution facilities and new service installations at customer locations. Capitalized costs include materials, labor and certain indirect costs attributable to the capitalization activity. Maintenance and repairs are expensed as incurred. Upon sale or retirement of an asset, the cost and related depreciation are removed from the related accounts and resulting gains or losses are reflected in operating results. We make judgments regarding the installation and construction activities to be capitalized. We capitalize direct labor associated with capitalizable activities and indirect cost using standards developed from operational data, including the proportionate time to perform a new installation relative to the total technical operations activities and an evaluation of the nature of the indirect costs incurred to support capitalizable activities. Judgment is required to determine the extent to which indirect costs that have been incurred are related to capitalizable activities and, as a result, should be capitalized. Indirect costs include (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs of installation and construction vehicle costs, (iii) the direct variable costs of support personnel directly involved in assisting with installation activities, such as dispatchers and (iv) other indirect costs directly attributable to capitalizable activities.

Impairment of Property, Plant and Equipment. Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. No impairments of long-lived assets were recorded for the years ended December 31, 2019, 2018 and 2017.

Intangible Assets

Intangible assets consist primarily of acquired franchise operating rights, franchise related customer relationships and goodwill. Franchise operating rights represent the value attributable to agreements with local franchising authorities, which allows access to homes in the public right of way. Our franchise operating rights were acquired through business combinations. We do not amortize cable franchise operating rights as we have determined that they have an indefinite life. Costs incurred in negotiating and renewing cable franchise agreements are expensed as incurred. Franchise related customer relationships represent the value of the benefit to us of acquiring the existing cable subscriber base and are amortized over the estimated life of the subscriber base, generally four years, on a straight-line basis. Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets we acquired in business combinations.

We conduct our cable operations under the authority of state cable television franchises, except in Alabama, Maryland and parts of Michigan where we continue to operate under local franchises. Our franchises have service terms that vary, but generally last from five to 15 years. All of our term-limited franchise agreements are subject to renewal. The renewal process for our state franchises is specified by state law and tends to be a simple process, requiring the filing of a renewal application with information no more burdensome than that contained in our original application. Although renewal is not assured, there are provisions in the law that protect the Company from arbitrary or unreasonable denial. In most areas in which we operate, we are a “competitive” operator, meaning that we compete directly in the service area with at least one other franchised cable operator. The Cable Television Consumer Protection and Competition Act of 1992 (“1992 Cable Act”) says that “a franchising authority may not...unreasonably refuse to award an additional competitive franchise.” The 1992 Cable Act also provides a formal renewal process that protects cable operators that elect the process against arbitrary or unreasonable refusals to renew a franchise. In addition, on December 20, 2006, the FCC established rules and provided guidance that prohibit local franchising authorities from unreasonably refusing to award competitive franchises for the provision of cable services.  In order to eliminate certain barriers to entry into the cable market, and to encourage investment in broadband facilities, the FCC preempted local laws, regulations, and requirements, including local level-playing-field provisions, to the extent they impose greater restrictions on market entry than those adopted under the order.  On August 1, 2019, the FCC adopted a Third Report and Order concluding that its franchising rules and findings fully apply to state-level franchising actions and regulations.  These orders have the potential to benefit us by facilitating our ability to obtain and renew cable service franchises.

In our experience, state and local franchising authorities encourage our entry into the market, as our competitive presence often leads to overall better service, more service options and lower prices. In our and our expert advisors’ experience, it has not been the practice for a franchising authority to deny a cable franchise renewal. We have never had a renewal denied.

Franchise Operating Rights. The net carrying value of our franchise operating rights was $799.5 million and $809.2 million, representing approximately 32% and 33% of total assets, as of December 31, 2019 and 2018, respectively. See Note 7 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for further discussion of how we value and evaluate franchise operating rights for impairment.

The estimates and assumptions made in our impairment analysis are inherently subject to significant uncertainties, many of which are beyond our control, and there is no assurance that these results can be achieved. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would significantly affect the measurement value include the assumptions regarding revenue growth, programming expense growth rates, the amount and timing of capital expenditures and the discount rate utilized.

We evaluate the recoverability of our franchise operating rights at least annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. As a result of the 2019 analysis, we identified two reporting units in which the fair value was less than the carrying value and recognized an impairment charge equal to the difference. Additionally, we identified one reporting unit in which the fair value was within 10% of the carrying value. We recognized impairment charges of $9.7 million, $143.2 million and $14.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Goodwill. The net carrying value of goodwill was $408.8 million, representing approximately 17% of total assets, for the years ended December 31, 2019 and 2018. See Note 7 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for further discussion of how we value and evaluate goodwill for impairment.

Similar to franchise operating rights, we evaluate the recoverability of our goodwill annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. We recognized impairment charges of $73.1 million and $133.3 million for the years ended December 31, 2018 and 2017, respectively. No such impairment charges were recognized for the year ended December 31, 2019 as the result of the annual impairment test indicated the fair value of our goodwill exceeded the carrying value.

Income Taxes

We account for income taxes under the asset and liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Additionally, the impact of changes in the tax rates and laws on deferred taxes, if any, is reflected in the financial statements in the period of enactment. Valuation allowances are established to reduce deferred tax assets to the amount that will more likely than not be realized. To the extent that a determination was made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made.

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

Homes Passed and Customers

We report homes passed as the number of serviceable addresses, such as single residence homes, apartments and condominium units, and businesses passed by our broadband network and listed in our database. We report total subscribers as the number of subscribers who receive at least one of our HSD, Video or Telephony services, without regard to which or how many services they subscribe. We define each of the individual HSD subscribers, Video subscribers and Telephony subscribers as a revenue generating unit (“RGU”). The following table summarizes homes passed, total subscribers and total RGUs for our services as of each respective date and does not make adjustment for any of the Company’s acquisitions or divestitures:

	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2018	2019	2019(1)	2019	2019
Homes passed	3,176,500	3,192,500	3,199,500	3,215,500	3,237,200
Total subscribers	807,900	812,500	809,800	817,600	823,400
HSD RGUs	759,600	765,900	763,700	773,900	781,500
Video RGUs	406,100	398,000	387,100	380,800	373,800
Telephony RGUs	204,400	201,900	198,100	195,700	193,100
Total RGUs	1,370,100	1,365,800	1,348,900	1,350,400	1,348,400
(1)	The Company transitioned statistical reporting tools and standardized reporting methodologies in the third quarter of 2019. The standardized reporting led to the following decreases on June 30, 2019 subscriber and RGU counts: total subscribers (1,500), HSD RGUs (1,800), Video RGUs (1,000), and Total RGUs (2,800).

The following table displays the homes passed and subscribers related to the Company’s edge-out activities:

	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2018	2019	2019	2019	2019
Homes passed	138,100	147,400	152,600	166,600	186,900
Total subscribers	35,500	36,800	37,600	39,500	42,500
HSD RGUs	35,300	36,500	36,900	39,200	42,300
Video RGUs	17,600	17,900	17,800	18,100	18,700
Telephony RGUs	6,400	6,000	5,500	7,100	7,500
Total RGUs	59,300	60,400	60,200	64,400	68,500

While we take appropriate steps to ensure subscriber information is presented on a consistent and accurate basis at any given balance sheet date, we periodically review our policies in light of the variability we may encounter across our different markets due to the nature and pricing of products, services and billing systems. Accordingly, we may from time to time make appropriate adjustments to our subscriber information based on such reviews.

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

Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our broadband networks were 92% for both the years ended December 31, 2019 and 2018. The remaining percentage of total revenue represents non-subscription revenue primarily from other business services, line assurance warranty services and advertising placement.

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

Depreciation and amortization expenses include depreciation of our broadband networks and equipment, buildings and leasehold improvements and amortization of other intangible assets with definite lives primarily related to acquisitions. Depreciation and amortization expense is presented separately from operating and selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

	Year ended
	December 31,
	2019	2018
	(in millions)
Revenue	$1,145.8	$1,153.8
Costs and expenses:
Operating (excluding depreciation and amortization)	577.5	619.0
Selling, general and administrative	170.6	154.1
Depreciation and amortization	206.2	186.9
Impairment losses on intangibles and goodwill	9.7	216.3
Loss (gain) on sale of assets, net	5.4	(0.9)
	969.4	1,175.4
Income (loss) from operations	176.4	(21.6)
Other income (expense):
Interest expense	(142.1)	(132.5)
Other income, net	3.6	1.7
Income (loss) before provision for income tax	37.9	(152.4)
Income tax (expense) benefit	(1.5)	65.1
Net income (loss)	$36.4	$(87.3)

Revenue

Revenue for the year ended December 31, 2019 decreased $8.0 million, or 1%, as compared to revenue for the year ended December 31, 2018, as follows:

	Year ended
	December 31,
	2019	2018
	(in millions)
Residential subscription	$918.0	$933.3
Business services subscription	137.7	129.5
Total subscription	1,055.7	1,062.8
Other business services	27.4	28.1
Other	62.7	62.9
	$1,145.8	$1,153.8

Total subscription revenue decreased $7.1 million, or 1%, during the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease is driven by a decrease in average total RGUs of $25.3 million, partially offset by an increase in average revenue per unit (“ARPU”) of our customer base of $18.2 million. ARPU is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period.

The following table details subscription revenue by service offering for the years ended December 31, 2019 and 2018:

	Year ended December 31,				Subscription
	2019		2018		Revenue
	Subscription	Average	Subscription	Average	Change
	Revenue	RGUs	Revenue	RGUs	$	%
	(in millions)	(in thousands)	(in millions)	(in thousands)
HSD subscription	$521.0	770.6	$467.1	746.1	$53.9	12%
Video subscription	432.0	389.9	479.4	419.4	(47.4)	(10)%
Telephony subscription	102.7	198.8	116.3	212.1	(13.6)	(12)%
	$1,055.7		$1,062.8		$(7.1)	(1)%

HSD Subscription

HSD subscription revenue increased $53.9 million, or 12%, during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in HSD subscription revenue is primarily attributable to a $38.1 million increase in HSD ARPU and a $15.8 million increase in average HSD RGUs.

Video Subscription

Video subscription revenue decreased $47.4 million, or 10%, during the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease is primarily due to a $13.7 million decrease in Video ARPU and a $33.7 million decrease in average Video RGUs.

Telephony Subscription

Telephony subscription revenue decreased $13.6 million, or 12%, during the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease is primarily due to a $6.2 million decrease in Telephony ARPU and a $7.4 million decrease in average Telephony RGUs.

Operating Expenses (Excluding Depreciation and Amortization)

Operating expenses (excluding depreciation and amortization) decreased $41.5 million, or 7%, during the year ended December 31, 2019 as compared to the year ended December 31, 2018. The decrease is primarily attributable to increases in eligible capitalizable costs, decreases in compensation cost associated with reductions in headcount, receipt of business interruption insurance proceeds, and decreases in Video and Telephony direct expense associated with the reductions in Video and Telephony RGUs over the same period.

Incremental Contribution

Incremental contribution is defined as subscription services revenue less costs directly incurred from third parties in connection with the provision of such services to our customers (service direct expense). Incremental contribution decreased $0.6 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. The slight decrease is primarily due to a decrease in subscription service revenue driven by decreases in Video and Telephony ARPU and RGUs, partially offset by increases in HSD ARPU and RGUs. Service direct expenses decreased $6.5 million, or 2%, during the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease is primarily due to a decrease in programming expense associated with a decreased number of Video RGUs, which was $364.0 million for the year ended December 31, 2019 compared to $369.7 million for the year ended December 31, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $16.5 million, or 11%, in the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase is primarily attributable to costs associated with digital transformation initiatives, and increases in sales and marketing expenses, partially offset by decreases in operating taxes.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $19.3 million, or 10%, in the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase is primarily attributable to an increase in fixed assets placed into service to rebuild our network infrastructure in the Panama City, FL market which was significantly impacted by Hurricane Michael combined with new financing leases entered into during 2019.

Impairment Losses on Intangibles and Goodwill

The Company recognized non-cash impairment charges of $9.7 million and $216.3 million for the years ended December 31, 2019 and 2018, respectively. The primary driver of the impairment charges in 2019 and 2018 was a decline in the estimated fair market value of indefinite-lived intangible assets in certain reporting units, as indicated by the decline in the Company’s common stock. See Note 7 – Franchise Operating Rights & Goodwill for discussion of non-cash impairment charges for the years ended December 31, 2019 and 2018.

Sale of Assets

On December 14, 2017, we sold a portion of our Chicago fiber network to a subsidiary of Verizon for $225.0 million in cash. In addition, we and a subsidiary of Verizon entered into a construction agreement pursuant to which we agreed to complete the build-out of the network in exchange for $50.0 million (which approximated our estimate to complete the network build-out), recognized over time as the remaining network elements were completed and accepted. We completed the network build-out during the third quarter of 2019. We recognized a $3.3 million loss on sale of assets resulting from the completion of the construction agreement during the year ended December 31, 2019.

Interest Expense

Interest expense increased $9.6 million, or 7%, in the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase is primarily due to an increase in interest rates for the year ended December 31, 2019 compared to the year ended December 31, 2018, combined with a full year of interest rate swap settlements at a fixed rate of 5.96% and increased finance lease activity.

Income Tax (Expense) Benefit

We reported total income tax expense of $1.5 million and income tax benefit of $65.1 million for the years ended December 31, 2019 and 2018, respectively. The recognition of tax expense in 2019 compared to the recognition of a benefit in 2018 is primarily due to a change from a pre-tax loss in 2018 to pre-tax income in 2019, combined with the adjustment to the valuation allowance in 2018 of $33.6 million resulting from indefinite lived deferred tax assets related to a business interest expense limitation and net operating loss carryforwards. During 2019, the Company recorded an income tax benefit of $3.9 million related to a favorable settlement of an uncertain tax position.

Use of Incremental Contribution and Adjusted EBITDA

We use certain measures that are not defined by GAAP to evaluate various aspects of our business such as adjusted EBITDA and incremental contribution. These measures should be considered in addition to, not as a substitute for, consolidated net income (loss) and operating income (loss) or any other performance measures derived in accordance with GAAP as measures of operating performance or operating cash flows, or as measures of liquidity. Our use of the terms adjusted EBITDA and incremental contribution may vary from others in our industry. These metrics have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. These metrics do not identify or allocate any other operating costs and expenses that are components of our income from operations (loss) to specific subscription revenues as we do not measure or record such costs and expenses in a manner that would allow attribution to a specific component of subscription revenue.

Adjusted EBITDA

The following table provides a reconciliation of adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure, for the years ended December 31, 2019 and 2018:

	Year ended
	December 31,
	2019	2018
	(in millions)
Net income (loss)	$36.4	$(87.3)
Depreciation and amortization	206.2	186.9
Impairment loss on intangibles and goodwill	9.7	216.3
Loss (gain) on sale of assets, net	5.4	(0.9)
Interest expense	142.1	132.5
Non-recurring professional fees, M&A integration and restructuring expense	27.5	16.0
Non-cash stock compensation	10.1	13.0
Other income, net	(3.6)	(1.7)
Income tax expense (benefit)	1.5	(65.1)
Adjusted EBITDA	$435.3	$409.7

Incremental contribution

Incremental contribution is included herein because we believe that it is a key metric used by our management to assess the financial performance of the business by showing how the relative relationship of the various components of subscription services contributes to our overall consolidated financial results. Our management further believes that it provides useful information to investors in evaluating our financial condition and results of operations because the additional detail illustrates how an incremental dollar of revenue generates cash, before any unallocated costs are considered, which we believe is a key component of our overall strategy and important for understanding what drives our cash flow position relative to our historical results. Incremental contribution is defined by us as the components of subscription revenue, less costs directly incurred from third parties in connection with the provision of such services to our customers.

The following table provides a reconciliation of incremental contribution to income (loss) from operations, which is the most directly comparable GAAP measure, for the years ended December 31, 2019 and 2018:

	Year ended
	December 31,
	2019	2018
	(in millions)
Income (loss) from operations	$176.4	$(21.6)
Revenue (excluding subscription revenue)	(90.1)	(91.0)
Other non-allocated operating expense (excluding depreciation and amortization)	186.6	221.6
Selling, general and administrative	170.6	154.1
Depreciation and amortization	206.2	186.9
Impairment losses on intangibles and goodwill	9.7	216.3
Loss (gain) on sale of assets, net	5.4	(0.9)
Incremental contribution	$664.8	$665.4

Previously Disclosed Results of Operations

For a complete narrative of our results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017 refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2018.

Liquidity and Capital Resources

At December 31, 2019, we had $118.7 million in current assets, including $21.0 million in cash and cash equivalents, and $227.4 million in current liabilities. Our outstanding consolidated debt and finance lease obligations aggregated $2,290.4 million, of which $30.9 million is classified as current in our consolidated balance sheet.

On December 14, 2017, we completed an asset purchase agreement with a subsidiary of Verizon and entered into a Construction Services Agreement pursuant to which we agreed to complete the build-out of the network in exchange for $50.0 million. Throughout 2018 and 2019, we incurred capital expenditures associated with the build-out and recognized the $50.0 million as sites were completed and accepted by the subsidiary of Verizon. We completed the build-out of the network during the third quarter of 2019, incurring total capital expenditures since inception of approximately $49.5 million.

We are required to prepay principal amounts under our Senior Secured Credit Facilities credit agreement if we generate excess cash flow, as defined in the credit agreement. As of December 31, 2019, we had borrowing capacity of $239.5 million under our Revolving Credit Facility and were in compliance with all our debt covenants. Accordingly, we believe that we have sufficient resources to fund our obligations and anticipated liquidity requirements in the foreseeable future.

Operating, Investing, and Financing Activities

Operating Activities

Net cash provided by operating activities decreased $3.0 million from $269.3 million for the December 31, 2018 to $266.3 million for the year ended December 31, 2019. The decrease is primarily due to timing differences of our receivables and payables.

Investing Activities

Net cash used in investing activities decreased $63.6 million from $287.7 million for the year ended December 31, 2018 to $224.1 million for the year ended December 31, 2019. The decrease is primarily attributable to a decrease in capital expenditures.

We have ongoing capital expenditure requirements related to the maintenance, expansion and technological upgrades of our network infrastructure. Capital expenditures are funded primarily through a combination of cash on hand and cash flow from operations. Our capital expenditures were $247.5 million and $314.1 million for years ended December 31, 2019 and December 31, 2018, respectively. The $66.6 million decrease from the year ended December 31, 2018 to the year ended December 31, 2019 is primarily due to a decrease in expenditures related to the Construction Services Agreement with a subsidiary of Verizon, which was completed during 2019, combined with increased finance lease activity.

The following table sets forth additional information regarding our capital expenditures for the periods presented:

	December 31,
	2019	2018	2017
Capital Expenditures	(in millions)
Customer premise equipment(1)	$116.6	$119.7	$107.4
Scalable infrastructure(2)	17.5	33.0	39.0
Line extensions(3)	58.3	68.2	104.7
Upgrade / rebuild(4)	2.4	27.1	0.6
Support capital(5)	52.7	66.1	49.6
Total	$247.5	$314.1	$301.3
Capital expenditures included in total related to:
Edge-outs(6)	$36.8	$29.1	$45.8
Business services(7)	$31.1	$48.2	$70.7
(1)	Customer premise equipment (“CPE”) includes equipment and installation costs incurred to deliver services to residential and business services customers. CPE includes the costs of acquiring and installing our set-top boxes and modems, as well as the cost of customer connections to our network.
(2)	Scalable infrastructure includes costs, not directly related to customer acquisition activity, to support new customer growth and provide service enhancements (e.g., headend equipment).
(3)	Line extensions include costs associated with new home development within our footprint and edge-outs (e.g., fiber / coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(4)	Upgrade / rebuild includes costs to modify or replace existing HFC network, including enhancements.
(5)	Support capital includes all other costs to support day-to-day operations, including land, buildings, vehicles, office equipment, tools and test equipment.
(6)	Edge-outs represent costs to extend our network into new adjacent service areas, including the associated CPE.
(7)	Business services represent costs associated with the build-out of our network to support business services customers, including the associated CPE.

Financing Activities

Net cash used in financing activities decreased $3.4 million from $37.8 million for the year ended December 31, 2018 to $34.4 million for the year ended December 31, 2019. The decrease is primarily attributable to lower share repurchases, partially offset by net payments on debt and finance lease obligations.

Contractual Obligations

We have obligations to make future payments for goods and services under certain contractual arrangements. These contractual obligations secure the future rights to various assets and services to be used in the normal course of our operations. In accordance with GAAP, the future rights and obligations pertaining to firm commitments, such as operating lease obligations and certain contractual purchase obligations, are not reflected as assets or liabilities in the accompanying consolidated balance sheets. The long term debt obligations are our principal payments on cash debt service obligations. Finance lease obligations are future lease payments on certain equipment and vehicles. Operating lease obligations are the future minimum rental payments required under the operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2019.

The following table summarizes certain of our obligations as of December 31, 2019 and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payment due by period
	Total	2020	2021 - 2022	2023 - 2024	Thereafter
Long term debt obligations(1)	$2,275.3	$22.8	$100.6	$2,151.9	$—
Finance lease obligations	24.5	8.9	13.9	1.7	—
Operating lease obligations(2)	35.1	7.7	13.0	7.6	6.8
Total	$2,334.9	$39.4	$127.5	$2,161.2	$6.8
(1)	Interest payments associated with our variable-rate debt have not been included in the table. Assuming that our $2,275.3 million of variable-rate Senior Secured Credit Facilities as of December 31, 2019 is held to maturity, and utilizing interest rates in effect at December 31, 2019, our annual interest payments (including commitment fees and letter of credit fees) on variable rate Senior Secured Credit Facilities as of December 31, 2019 is anticipated to be approximately $126.8 million for fiscal year 2020, $222.1 million for fiscal years 2021-2022, and $70.3 million for fiscal year 2023. The debt matures on August 19, 2023. The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of December 31, 2019.
(2)	In addition to the above operating lease obligations, we also rent utility poles used in our operations. Generally, pole rentals are cancellable on short notice, but we anticipate that such rentals will recur. Rent expense for pole rental attachments was approximately $9.1 million, $8.5 million and $7.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

New Accounting Pronouncements

See Part II-Item 8 Financial Statements and Supplementary Data, Note 2, “Recent Accounting Pronouncements” for a description of new accounting pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of December 31, 2019, borrowings under our Term B Loans and Revolving Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate (which is subject to a minimum rate of 1.00% for Term B Loans) or an ABR (which is subject to a minimum rate of 1.00% for Term B Loans), plus the applicable margin. The applicable margins for the Term B Loans is 3.25% for adjusted LIBOR loans and 2.25% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility is 3.00% for adjusted LIBOR loans and 2.00% for ABR loans. We manage the impact of interest rate changes on earnings and operating cash flows by entering into derivative instruments to protect against increases in the interest rates on our variable rate debt. We use interest rate swaps, where we receive variable rate amounts in exchange for fixed rate payments. As of December 31, 2019, after considering our interest rate swaps, approximately 40% of our Senior Secured Credit Facility is still variable rate debt. A hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of December 31, 2019) would result in an annual interest expense charge of up to approximately $9.5 million under our Senior Secured Credit Facility.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements, the related notes thereto and the report of our independent registered public accounting firm are included in this Annual Report beginning on page F-1.

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

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, management had then concluded that there was a material weakness in internal control over financial reporting relating to the accounting for, and disclosure of, the deferred income tax effects and goodwill allocation associated with complex tax transactions involving partnership interests. The remediation of this prior material weakness is discussed below.

Our management, with the participation of the Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2019. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were effective as of December 31, 2019 as a result of the remediation of the material weakness discussed below. Our management has concluded that the audited consolidated financial statements included in this annual filing fairly represent in all material respects our financial position, results of operations, cash flows and changes in shareholders’ deficit as of and for the periods presented in accordance with U.S. GAAP.

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

In response to the material weakness referred to above, with the oversight of the Audit Committee of our Board of Directors, we implemented changes to our internal control over financial reporting, which included enhancements to certain controls and the implementation of a specific control to ensure that (i) deferred income tax effects of acquired partnership interests are properly accounted for and disclosed in the period of acquisition, (ii) the goodwill allocation associated with any acquired entity is properly accounted for and disclosed in the period of acquisition, and (iii) the resulting investment in partnership deferred income tax assets and liabilities are assessed and reconciled periodically to the book-tax differences in the underlying assets and liabilities within the partnership to determine whether any adjustment is necessary.

We have completed documentation of the actions described above, and based on the evidence obtained in validating the design and operating effectiveness of the implemented controls, we have concluded that the previously disclosed material weakness was remediated as of the third quarter of 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the year ended December 31, 2019, except as discussed above in “—Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting,” that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management, under the supervision and with the participation of the Certifying Officers, assessed the effectiveness of the design and operation of our internal controls over financial reporting as of December 31, 2019, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

BDO USA, LLP, the Company’s independent registered public accounting firm, provides an objective, independent audit of the consolidated financial statements and internal control over financial reporting. Their accompanying audit report on the Company’s internal controls over financial reporting is set forth in this Annual Report.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

WideOpenWest, Inc.

Englewood, Colorado

Opinion on Internal Control over Financial Reporting

We have audited WideOpenWest, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 4, 2020, expressed an unqualified opinion thereon.

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

March 4, 2020

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

Item 16.  Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

WideOpenWest, Inc.

Englewood, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of WideOpenWest, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 4, 2020 expressed an unqualified opinion thereon.

Change in Accounting Method related to Leases and Revenue

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification (ASC) Topic 842, Leases and its method of accounting for revenue as of January 1, 2018 due to the adoption of ASC Topic 606, Revenue from Contracts with Customers.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2012.

Atlanta, Georgia

March 4, 2020

WideOpenWest, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2019	2018
	(in millions, except share data)
Assets
Current assets
Cash and cash equivalents	$21.0	$13.2
Accounts receivable—trade, net of allowance for doubtful accounts of $7.5 for each period	65.8	66.2
Accounts receivable—other	9.8	17.6
Prepaid expenses and other	22.1	15.4
Total current assets	118.7	112.4
Right-of-use lease assets—operating	26.5	—
Property, plant and equipment, net	1,073.7	1,053.4
Franchise operating rights	799.5	809.2
Goodwill	408.8	408.8
Intangible assets subject to amortization, net	2.9	3.6
Other noncurrent assets	41.5	32.2
Total assets	$2,471.6	$2,419.6
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable—trade	$47.1	$42.0
Accrued interest	2.7	4.6
Current portion of long-term lease liability—operating	6.1	—
Accrued liabilities and other	95.6	93.2
Current portion of long-term debt and finance lease obligations	30.9	24.1
Current portion of unearned service revenue	45.0	60.2
Total current liabilities	227.4	224.1
Long-term debt and finance lease obligations—less current portion and debt issuance costs	2,259.5	2,271.4
Long-term lease liability—operating	23.4	—
Deferred income taxes, net	192.5	192.9
Other noncurrent liabilities	14.7	13.0
Total liabilities	2,717.5	2,701.4
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 92,182,207 and 90,572,693 issued as of December 31, 2019 and December 31, 2018, respectively; 84,103,108 and 82,680,380 outstanding as of December 31, 2019 and December 31, 2018, respectively	0.9	0.9
Additional paid-in capital	322.8	312.7
Accumulated other comprehensive loss	(15.5)	(6.5)
Accumulated deficit	(474.4)	(510.8)
Treasury stock at cost, 8,079,099 and 7,892,313 shares as of December 31, 2019 and December 31, 2018, respectively	(79.7)	(78.1)
Total stockholders’ deficit	(245.9)	(281.8)
Total liabilities and stockholders’ deficit	$2,471.6	$2,419.6

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31,
	2019	2018	2017
	(in millions, except per share and share data)
Revenue	$1,145.8	$1,153.8	$1,188.1
Costs and expenses:
Operating (excluding depreciation and amortization)	577.5	619.0	626.5
Selling, general and administrative	170.6	154.1	138.5
Depreciation and amortization	206.2	186.9	198.1
Impairment losses on intangibles and goodwill	9.7	216.3	147.4
Loss (gain) on sale of assets, net	5.4	(0.9)	(94.1)
Management fee to related party	—	—	1.0
	969.4	1,175.4	1,017.4
Income (loss) from operations	176.4	(21.6)	170.7
Other income (expense):
Interest expense	(142.1)	(132.5)	(151.6)
Gain on sale of Lawrence, Kansas system	—	—	38.4
Loss on early extinguishment of debt	—	—	(32.1)
Other income, net	3.6	1.7	1.6
Income (loss) before provision for income tax	37.9	(152.4)	27.0
Income tax (expense) benefit	(1.5)	65.1	158.3
Net income (loss)	$36.4	$(87.3)	$185.3

Basic and diluted earnings (loss) per common share
Basic	$0.45	$(1.07)	$2.35
Diluted	$0.45	$(1.07)	$2.35
Weighted-average common shares outstanding
Basic	80,713,926	81,808,425	78,778,640
Diluted	81,189,162	81,808,425	78,915,946

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
	2019	2018	2017
	(in millions)
Net income (loss)	$36.4	$(87.3)	$185.3
Unrealized loss on interest rate derivative instrument, net of tax	(9.0)	(6.5)	—
Comprehensive income (loss)	$27.4	$(93.8)	$185.3

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

						Accumulated
		Common	Management	Treasury	Additional	Other		Total
	Common	Stock	Units	Stock at	Paid-in	Comprehensive	Accumulated	Stockholders'
	Stock	Par Value	Class D(2)	Cost	Capital	Loss	Deficit	Deficit
	(in millions, except share data)
Balances at January 1, 2017	66,498,762	$0.7	201,696	$—	$(58.8)	$—	$(617.9)	$(676.0)
Repurchase of old management units	—	—	—	—	(8.8)	—	—	(8.8)
Cancellation of management D units	—	—	(201,696)	—	—	—	—	—
Proceeds from issuance of common stock, net of issue costs	20,970,589	0.2	—	—	333.9	—	—	334.1
Contribution from Parent	—	—	—	—	20.3	—	—	20.3
Non-cash compensation expense	—	—	—	—	13.4	—	—	13.4
Issuance of restricted stock, net	1,418,564	—	—	—	—	—	—	—
Purchase of shares	(461,173)	—	—	(4.8)	—	—	—	(4.8)
Other	—	—	—	—	(0.1)	—	—	(0.1)
Net income	—	—	—	—	—	—	185.3	185.3
Balances at December 31, 2017(1)	88,426,742	$0.9	—	$(4.8)	$299.9	$—	$(432.6)	$(136.6)
Impact of change in accounting policy	—	—	—	—	—	—	9.1	9.1
Changes in accumulated other comprehensive loss, net	—	—	—	—	—	(6.5)	—	(6.5)
Stock-based compensation	—	—	—	—	13.0	—	—	13.0
Issuance of restricted stock, net	1,684,778	—	—	—	—	—	—	—
Purchase of shares	(7,431,140)	—	—	(73.3)	—	—	—	(73.3)
Other	—	—	—	—	(0.2)	—	—	(0.2)
Net loss	—	—	—	—	—	—	(87.3)	(87.3)
Balances at December 31, 2018(1)	82,680,380	$0.9	—	$(78.1)	$312.7	$(6.5)	$(510.8)	$(281.8)
Changes in accumulated other comprehensive loss, net	—	—	—	—	—	(9.0)	—	(9.0)
Stock-based compensation	—	—	—	—	10.1	—	—	10.1
Issuance of restricted stock, net	1,609,514	—	—	—	—	—	—	—
Purchase of shares	(186,786)	—	—	(1.6)	—	—	—	(1.6)
Net income	—	—	—	—	—	—	36.4	36.4
Balances at December 31, 2019(1)	84,103,108	$0.9	—	$(79.7)	$322.8	$(15.5)	$(474.4)	$(245.9)
(1)	Included in outstanding shares as of December 31, 2019, 2018 and 2017 are 3,140,168, 2,356,418 and 1,914,570, respectively of non-vested shares of restricted stock awards granted to employees and directors.
(2)	See note 14.

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2019	2018	2017
	(in millions)
Cash flows from operating activities:
Net income (loss)	$36.4	$(87.3)	$185.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	206.2	186.9	198.1
Deferred income taxes	4.3	(57.3)	(175.9)
Provision for doubtful accounts	16.9	20.2	19.7
Gain on sale of Lawrence, Kansas system	—	—	(38.4)
Loss (gain) on sale of assets	5.4	(0.9)	(94.1)
Amortization of debt issuance costs and discount	4.7	4.7	5.0
Loss on early extinguishment of debt	—	—	7.1
Impairment losses on intangibles and goodwill	9.7	216.3	147.4
Non-cash compensation	10.1	13.0	13.4
Other non-cash items	0.6	—	0.2
Changes in operating assets and liabilities:
Receivables and other operating assets	(25.2)	(36.7)	(27.0)
Payables and accruals	(2.8)	10.4	(45.3)
Net cash provided by operating activities	$266.3	$269.3	$195.5
Cash flows from investing activities:
Capital expenditures	$(247.5)	$(314.1)	$(301.3)
Proceeds from sale of Chicago fiber assets	24.7	22.6	221.6
Proceeds from sale of Lawrence, Kansas system	—	—	213.0
Other investing activities	(1.3)	3.8	1.2
Net cash provided by (used in) investing activities	$(224.1)	$(287.7)	$134.5
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$80.0	$110.0	$2,454.3
Payments on long-term debt and finance lease obligations	(112.8)	(74.3)	(3,082.2)
Proceeds from issuance of common stock, net of issuance costs	—	—	334.1
Contribution from Parent	—	—	20.3
Payment of debt issuance costs	—	—	(3.7)
Repurchase of management units	—	—	(8.8)
Purchase of shares	(1.6)	(73.3)	(4.8)
Other	—	(0.2)	(0.6)
Net cash used in financing activities	$(34.4)	$(37.8)	$(291.4)
Increase (decrease) in cash and cash equivalents	7.8	(56.2)	38.6
Cash and cash equivalents, beginning of period	13.2	69.4	30.8
Cash and cash equivalents, end of period	$21.0	$13.2	$69.4
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$139.0	$126.8	$190.3
Cash paid during the year for income taxes, net	$1.6	$11.9	$6.5
Insurance proceeds received for business interruption	$9.6	$1.5	$—
Non-cash financing activities:
Capital expenditure accounts payable and accruals	$16.8	$18.2	$11.0

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1. Organization and Basis of Presentation

Organization

WideOpenWest, Inc. (“WOW” or the “Company”) is a fully integrated provider of high-speed data ("HSD"), cable television ("Video"), and digital telephony ("Telephony") services. The Company serves customers in nineteen Midwestern and Southeastern markets in the United States. The Company manages and operates its Midwestern broadband networks in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana and Baltimore, Maryland. The Southeastern systems are located in Augusta, Columbus, Newnan and West Point, Georgia; Charleston, South Carolina; Dothan, Auburn, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida.

On May 25, 2017, the Company completed an initial public offering (“IPO”) of shares of its common stock, which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “WOW”. Prior to its IPO, WOW was wholly owned by Racecar Acquisition, LLC, which is a wholly owned subsidiary of WideOpenWest Holdings, LLC (“former Parent”).  Prior to the IPO, the former Parent’s investment in WOW consisted of various classes of common units, which have been “pushed down” to the Company. Subsequent to the IPO, Racecar Acquisition, LLC (“Racecar Acquisition”) and former Parent do not own any shares in the Company as a result of a distribution of shares to their respective owners.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

These accounting principles require management to make assumptions and estimates that affect the reported amounts and disclosures of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts and disclosures of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, due to the inherent uncertainties in making estimates, actual results could differ from those estimates.

Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on the Company’s previously reported results of operations, financial position, or cash flows.

Revision of Prior Period Financial Statements

In connection with the preparation of its consolidated financial statements, the Company identified an immaterial error related to the recognition of deferred tax assets related to state bonus depreciation modification in certain states in prior periods. In accordance with SEC Staff Accounting Bulletins SAB Topic 1.M, “Assessing Materiality” and SAB Topic 1.N “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, the Company evaluated the error, considering both quantitative and qualitative factors, and determined (i) that the related impact was immaterial to its financial statements for any prior annual or interim period, (ii) leaving it uncorrected, however, would misstate the current period, and (iii) that correcting the impact of the error in the respective annual or interim periods would be helpful to understanding our results of operations for the year ended December 31, 2019. Accordingly, the Company has revised previously reported financial information for such immaterial error. A summary of revisions to certain previously reported financial information presented herein for comparative purposes is included in Note 21.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements of WOW reflect all transactions of WideOpenWest, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Provision for Doubtful Accounts

The provision for doubtful accounts and the allowance for doubtful accounts are based on historical trends. The Company’s policy to reserve for potential bad debts is based on the aging of the individual receivables. The Company manages credit risk by disconnecting services to customers who are delinquent, generally after sixty days of delinquency. The individual receivables are written-off after all reasonable efforts to collect the funds have been made. Actual write-offs may differ from the amounts reserved.

The following table presents the change in the allowance for doubtful accounts for the years ended December 31:

	2019	2018
	(in millions)
Balance at beginning of year	$7.5	$5.8
Provision charged to expense	16.9	20.2
Accounts written off, net of recoveries	(16.9)	(19.7)
Other	—	1.2
Balance at end of year	$7.5	$7.5

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and primarily represent costs associated with the construction of cable transmission and distribution facilities and new service installations at the customer location. Capitalized costs include materials, labor, and certain indirect costs attributable to the capitalization activity. Maintenance and repairs are expensed as incurred. Upon sale or retirement of an asset, the cost and related depreciation and amortization are removed from the related accounts and resulting gains or losses are reflected in operating results. The Company makes judgments regarding the installation and construction activities to be capitalized. The Company capitalizes direct labor associated with capitalizable activities and indirect costs using standards developed from operational data, including the proportionate time to perform a new installation relative to the total installation activities and an evaluation of the nature of the indirect costs incurred to support capitalizable activities. Judgment is required to determine the extent to which indirect costs incurred are related to capitalizable activities. Indirect costs include (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs of installation and construction, (iii) the direct variable costs of support personnel directly involved in assisting with installation activities, such as dispatchers and (iv) other indirect costs directly attributable to capitalizable activities.

Property, plant and equipment are depreciated over the estimated useful life upon being placed into service. Depreciation of property, plant and equipment is calculated on a straight-line basis, over the following estimated useful lives:

Estimated Useful
Asset Category	Lives (Years)
Office and technical equipment	3 - 10
Computer equipment and software	3
Customer premise equipment	5
Vehicles	5
Telephony infrastructure	5 - 7
Headend equipment	7
Distribution facilities	10
Building and leasehold improvements	5 - 20

Leasehold improvements are depreciated over the shorter of the estimated useful lives or lease terms.

Intangible Assets and Goodwill

Intangible assets consist primarily of acquired franchise operating rights and goodwill. Franchise operating rights represent the value attributable to agreements with local franchising authorities, which allow access to homes in the public right of way. The Company’s franchise operating rights were acquired through business combinations. The Company does not amortize franchise operating rights as it has determined that they have an indefinite life. Costs incurred in negotiating and renewing franchise operating agreements are expensed as incurred. Franchise related customer relationships represent the value to the Company of the benefit of acquiring the existing cable subscriber base and are amortized over the estimated life of the subscriber base (four years) on a straight-line basis, which is shorter than the economic useful life, which approximates an accelerated method. Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired in business combinations.

Asset Impairments

Significant judgment by management is required to determine estimates and assumptions used in the valuation of property, plant and equipment, intangible assets and goodwill.

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

The Company calculates the fair value of franchise operating rights using the multi-period excess earnings method, an income approach, which calculates the value of an intangible asset by discounting its future cash flows. The fair value is determined based on estimated discrete discounted future cash flows attributable to each franchise operating right intangible asset using assumptions consistent with internal forecasts. Assumptions key in estimating fair value under this method include, but are not limited to, revenue and subscriber growth rates (less anticipated customer churn), operating expenditures, capital expenditures (including any build out), market share achieved, contributory asset charge rates, tax rates and discount rate. The discount rate used in the model represents a weighted average cost of capital and the perceived risk associated with an intangible asset such as franchise operating rights. See Note 7 - Franchise Operating Rights & Goodwill for discussion of impairment charges recognized for the years ended December 31, 2019, 2018 and 2017.

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

In the quantitative analysis, the Company utilizes a discounted cash flow analysis or a market approach to estimate the fair value of goodwill and compares such value to the carrying amount. Any excess of the carrying value of goodwill over the estimated fair value of goodwill would be expensed as an impairment loss.

The Company assessed its reporting units as part of its annual analysis on October 1 and determined that it had one reporting unit for purposes of its goodwill analysis. See Note 7 - Franchise Operating Rights & Goodwill for a discussion of impairment charges recognized for the years ended December 31, 2019, 2018 and 2017.

Debt Issuance Costs

Debt issuance costs incurred by the Company are capitalized and amortized over the life of the related debt using the effective interest rate method and are included as a reduction in long-term debt in the accompanying consolidated balance sheets. Amortization of debt issuance costs are included in interest expense on the accompanying consolidated statements of operations.

Other Noncurrent Assets

Other noncurrent assets are comprised primarily of long-term software costs and long-term deferred contract costs. These amounts are recognized as operating expenses or selling, general, and administrative expense over the period of usage.

Fair Value of Financial Instruments

Carrying amounts reported in the consolidated balance sheets for cash and cash equivalents are carried at fair value. The carrying amounts reported in the consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to their short-term maturities. The fair value of long-term debt is based on the debt’s variable rate of interest and the Company’s own credit risk and risk of nonperformance, as required by the GAAP.

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of trade receivables and cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions. The Company does not enter into master netting arrangements. The Company periodically assesses the creditworthiness of the institutions with which it invests. The Company does, however, maintain invested balances in excess of federally insured limits; however, the Company has never experienced any losses related to these balances.

Programming Costs and Deferred Credits

Programming is acquired for distribution to subscribers, generally pursuant to multi-year license agreements, with rates typically based on the number of subscribers that receive the programming. These programming costs are included in operating expenses in the month the programming is distributed.

Deferred credits consist primarily of incentives received or receivable from cable networks for license of their programming. These incentive payments are deferred to accrued liabilities and other on the consolidated balance sheet and recognized over the term of the related programming agreements as a reduction to programming costs in operating expenses.

Asset Retirement Obligations

The Company accounts for its asset retirement obligations by recognizing a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value of the liability can be reasonably estimated.

Certain of the Company’s franchise agreements and leases contain provisions requiring the Company to restore facilities or remove equipment upon the maturity of the franchise or lease agreement. The Company expects to continually renew its franchise agreements. Accordingly, the Company has determined a remote possibility that the Company would be required to incur significant restoration or removal costs related to these franchise agreements in the foreseeable future. An estimated liability, which could be significant, would be recorded in the unlikely event a franchise agreement containing such a provision were no longer expected to be renewed.

An estimate of the obligations related to the removal provisions contained in the Company’s lease agreements has been made and recorded in other non-current liabilities in the consolidated balance sheet; however, the amount is not material.

Revenue Recognition

The Company adopted ASC Topic 606, Revenue from Contracts with Customers, on January 1, 2018 using the modified retrospective method. The reported results for the years ended December 31, 2019 and 2018 reflect the application of ASC 606, while the reported results for the year ended December 31, 2017 were prepared under ASC Topic 605, Revenue Recognition.

Residential and business subscription services revenue consists primarily of monthly recurring charges for HSD, Video, and Telephony services, including charges for equipment rentals and other regulatory fees, and non-recurring charges for optional services, such as pay-per-view, video-on-demand, and other events provided to the customer. Monthly charges for residential and business subscription services are billed in advance and recognized as revenue over the period of time the associated services are provided to the customer. Charges for optional services are generally billed in arrears and revenues are recognized at the point in time when the services are provided to the customer. Residential and business customers may be charged non-recurring upfront fees associated with installation and other administrative activities. Charges for upfront fees associated with installation and other administrative activities are initially recorded as unearned service revenue and recognized as revenue over the expected period of benefit for residential customers and over the contract term for business customers.

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

Costs and Expenses

The Company’s expenses consist of operating, selling, general and administrative expenses, depreciation and amortization expense and interest expense. During the year ended December 31, 2019, the Company received business interruption insurance proceeds as a result of Hurricane Michael; the receipt of which is recorded to operating expense in the statements of operations.

Advertising Costs

The cost of advertising is expensed as incurred and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Advertising expense during the years ended December 31, 2019, 2018 and 2017 was $33.6 million, $31.2 million and $23.3 million, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Additionally, the impact of changes in the tax rates and laws on deferred taxes, if any, is reflected in the financial statements in the period of enactment. Valuation allowances are established to reduce deferred tax assets to the amount that will more likely than not be realized. To the extent that a determination was made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made.

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Significant judgment is required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on its interpretation of tax laws and regulations. In the normal course of business, the tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax, interest and penalty assessments by these taxing authorities. In determining the Company’s income tax provision for financial reporting purposes, the Company establishes a reserve for uncertain income tax positions unless such positions are determined to be more likely than not of being sustained upon examination, based on their technical merits. That is, for financial reporting purposes, the Company only recognizes tax benefits taken on the tax return that the Company believes are more likely than not of being sustained upon examination. There is considerable judgment involved in determining whether positions taken on the tax return are more likely than not of being sustained.

The Company adjusts its tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated income tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest and penalties. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of income tax provision.

Derivative Financial Instruments

The Company may use derivative financial instruments to manage its exposure to fluctuations in interest rates by entering into interest rate exchange agreements such as interest rate swaps. All derivatives, whether designated as a hedge or not, are required to be recorded on the consolidated balance sheet at fair value. If the derivative is designated as a hedge and is highly effective as a hedging instrument, recognition of changes in fair value depend on whether the derivative is used in a fair value hedge, in which changes are recognized in earnings, or cash flow hedge, in which changes are recognized in other comprehensive income. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. Refer to Note 11 – Derivative Instruments and Hedging Activities for a discussion of hedging activities for the year ended December 31, 2019.

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

Recently Issued Accounting Pronouncements

ASU-2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”), which requires a customer in a hosting arrangement that is a service contract to apply the guidance on internal-use software to determine which implementation costs to recognize as an asset and which costs to expense. Costs to develop or obtain internal-use software that cannot be capitalized under Subtopic 350-40, Internal-Use Software, such as training costs and certain data conversion costs, also cannot be capitalized for a hosting arrangement that is a service contract. The amendments require a customer in a hosting arrangement that is a service contract to determine whether an implementation activity relates to the preliminary project stage, the application development stage, or the post-implementation stage. Costs for implementation activities in the application development stage will be capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages will be expensed immediately. ASU 2018-15 is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company plans to adopt this guidance prospectively as of January 1, 2020. The adoption will not have a material impact on the Company’s financial position, results of operations or cash flows.

ASU 2019-12, Income Taxes—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the timing of adopting this guidance and the impact of adoption on its financial position, results of operations and cash flows.

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

Topic 842 also provides practical expedients for the Company’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify, meaning the Company will not recognize right-of-use assets or lease liabilities for existing and new lease agreements that have a lease term of twelve months or less and do not include a purchase option. Additionally, the Company elected the practical expedient to not separate lease and non-lease components for all of its leases, including those for which the Company is a lessee and those for which it is a lessor.

Adoption of ASU 2016-02 resulted in the recording of ROU assets and liabilities for the Company’s operating leases of approximately $23.9 million and $25.0 million, respectively, as of January 1, 2019. The difference between the ROU assets and lease liabilities primarily represents the existing prepaid rent balance, which was reclassified upon adoption. The Company’s accounting for finance and operating leases, as lessor, remained substantially unchanged. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or liquidity. The adoption resulted in additional interim and annual lease disclosures.

3. Revenue from Contracts with Customers

Residential and Business Subscription Services

Residential and business subscription services revenue consists primarily of monthly recurring charges for HSD, Video, and Telephony services, including charges for equipment rentals and other regulatory fees, and non-recurring charges for optional services, such as pay-per-view, video-on-demand, and other events provided to the customer. Monthly charges for residential and business subscription services are billed in advance and recognized as revenue over the period of time the associated services are provided to the customer. Charges for optional services are generally billed in arrears and revenue is recognized at the point in time when the services are provided to the customer.

●	HSD revenue consists primarily of fixed monthly fees for data service, including charges for rentals of modems, and revenue recognized related to non-recurring upfront fees associated with installation and other administrative activities provided to HSD customers.
●	Video revenue consists of fixed monthly fees for basic, premium and digital cable television services, including charges for rentals of video converter equipment, other regulatory fees, and revenue recognized related to non-recurring upfront fees associated with installation and other administrative activities provided to video customers, as well as non-recurring charges for optional services, such as pay-per-view, video-on-demand and other events provided to the customer.
●	Telephony revenue consists of fixed monthly fees for local services, including certain regulatory and ancillary customer fees, and enhanced services, such as call waiting and voice mail, revenue recognized related to non-recurring upfront fees associated with installation and other administrative activities provided to telephony customers as well as charges for measured and flat rate long-distance service.

While a portion of residential customers have entered into contracts for subscription services ranging from 12 months to 24 months in length, the Company recognizes revenue for these customers on a basis that is consistent with customers that have entered into month-to-month contracts as the early termination fees within these contracts are not considered to be material. The Company’s business customers have entered into non-cancellable contracts for subscription services averaging 30 months.

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

Revenue by Service Offering

The following table presents revenue by service offering:

	Year ended December 31,
	2019			2018
	Residential	Business	Total	Residential	Business	Total
	Subscription	Subscription	Revenue	Subscription	Subscription	Revenue
	(in millions)
HSD	$440.7	$80.3	$521.0	$393.6	$73.5	$467.1
Video	417.4	14.6	432.0	465.3	14.1	479.4
Telephony	59.9	42.8	102.7	74.4	41.9	116.3
Total subscription services revenue	$918.0	$137.7	$1,055.7	$933.3	$129.5	$1,062.8
Other business services revenue(1)	—	—	27.4	—	—	28.1
Other revenue	—	—	62.7	—	—	62.9
Total revenue	$918.0	$137.7	$1,145.8	$933.3	$129.5	$1,153.8
(1)	Includes wholesale and colocation revenue of $21.6 million and $21.9 million for the years ended December 31, 2019 and 2018, respectively.

Costs of Obtaining Contracts with Customers

The Company recognizes an asset for incremental costs of obtaining contracts with customers when it expects to recover those costs. Costs which would be incurred regardless of whether a contract is obtained are expensed as they are incurred.  Costs of obtaining contracts with customers are amortized over the expected period of benefit, which generally ranges from three to four years for residential customers and six to seven years for business customers. The current portion and the non-current portion of costs of obtaining contracts with customers are included in prepaid expenses and other and other noncurrent assets, respectively, in the Company’s consolidated balance sheet. Amortization of costs of obtaining contracts with customers is included in selling, general and administrative expense in the Company’s consolidated statements of operations.

The following tables present the activity and current and non-current costs of obtaining contracts with customers as of the end of the corresponding periods:

	2019	2018
	(in millions)
Balance at beginning of year	$26.3	$—
Impact of change in accounting policy	—	11.4
Deferral	22.2	19.0
Amortization	(7.8)	(4.1)
Balance at end of year	$40.7	$26.3

Current costs of obtaining contracts with customers, end of period	$10.0	$6.0
Non-current costs of obtaining contracts with customers, end of period	30.7	20.3
Total costs of obtaining contracts with customers, end of period	$40.7	$26.3

Contract Liabilities

Monthly charges for residential and business subscription services are billed in advance and recorded as unearned service revenue. Residential and business customers may be charged non-recurring upfront fees associated with installation and other administrative activities. Charges for upfront fees associated with installation and other administrative activities are initially recorded as unearned service revenue and recognized as revenue over the expected period of benefit for residential customers, which has been estimated as five months, and over the contract term for business customers, which has been estimated as thirty months. The Company has estimated the expected period of benefit for residential customers based on consideration of quantitative and qualitative factors including the average installation fee charged, the average monthly revenue per customer, and customer behavior. The current portion and the non-current portion of contract liabilities are included in current portion of unearned service revenue and other non-current liabilities, respectively, in the Company’s consolidated balance sheet.

The following tables present the activity and current and non-current contract liabilities as of the end of the corresponding periods:

	2019	2018
	(in millions)
Balance at beginning of year	$3.9	$—
Impact of change in accounting policy	—	2.1
Deferral	16.1	17.5
Revenue recognized	(15.8)	(15.7)
Balance at end of year	$4.2	$3.9

Current contract liabilities, end of period	$3.6	$3.3
Non-current contract liabilities, end of period	0.6	0.6
Total contract liabilities, end of period	$4.2	$3.9

Unsatisfied Performance Obligations

Revenue from month-to-month residential subscription service contracts have historically represented a significant portion of the Company’s revenue and the Company expects that this will continue to be the case in future periods. All residential subscription service performance obligations will be satisfied within one year.

A summary of expected business subscription service revenue to be recognized in future periods related to performance obligations which have not been satisfied or are partially unsatisfied as of December 31, 2019 is set forth in the table below:

	2020	2021	2022	Thereafter	Total
	(in millions)
Subscription services	$74.5	$42.5	$15.5	$25.3	$157.8
Other business services	3.6	2.2	0.9	0.4	7.1
Total expected revenue	$78.1	$44.7	$16.4	$25.7	$164.9

4. Asset Sales

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

In addition to the APA, the Company and a subsidiary of Verizon entered into a Construction Services Agreement pursuant to which the Company agreed to complete the build-out of the network in exchange for $50.0 million, which represented the estimated remaining build-out costs to complete the network. The $50.0 million was recognized over time as such network elements were completed and accepted. The Company completed the network build-out during the third quarter of 2019.

The Company recognized a $3.3 million loss on sale of assets resulting from the completion of the Construction Services Agreement during the year ended December 31, 2019. The Company recognized a $2.0 million and $0.4 million gain on sale of assets related to the Construction Services Agreement for the years ended December 31, 2018 and 2017, respectively.

Sale of Lawrence, Kansas System

On January 12, 2017, the Company and Midcontinent Communications (“MidCo”) consummated an asset purchase agreement under which MidCo acquired the Company’s Lawrence, Kansas system for net proceeds of approximately $213.0 million in cash, subject to certain normal and customary purchase price adjustments set forth in the agreement. As a result of the asset purchase agreement, the Company recorded a gain on sale of assets of $38.4 million. The results of the Company’s Lawrence, Kansas system are included in the first 12 days of the year ended December 31, 2017 consolidated financial statements. The Company and MidCo also entered into a transition services agreement under which the Company provided certain services to MidCo on a transitional basis. The transition services agreement, originally expiring on July 1, 2017, was extended to September 28, 2017. Charges for the transition services generally allowed the Company to fully recover all allowed costs and allocated expenses incurred in connection with providing these services, generally without profit.

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2019	2018
	(in millions)
Distribution facilities	$1,780.7	$1,543.3
Customer premise equipment	460.1	440.4
Head-end equipment	341.2	321.9
Telephony infrastructure	97.9	94.8
Computer equipment and software	146.4	129.1
Vehicles	37.0	36.5
Buildings and leasehold improvements	49.5	46.3
Office and technical equipment	33.5	32.7
Land	6.2	6.2
Construction in progress (including material inventory and other)	61.2	157.8
Total property, plant and equipment	3,013.7	2,809.0
Less accumulated depreciation	(1,940.0)	(1,755.6)
	$1,073.7	$1,053.4

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $204.4 million, $185.1 million, and $196.2 million, respectively. Included in the loss (gain) on sale of assets were write-offs of obsolete assets of $2.4 million, $0.6 million, and $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

6. Leases

The Company leases certain property, vehicles and equipment for use in its operations. The Company determines if an arrangement is or contains a lease at inception. The Company has lease agreements with lease and non-lease components and has elected to not separate these components for all classes of underlying assets. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. Leases with initial terms greater than 12 months are recorded as operating or financing leases on the consolidated balance sheet. As of December 31, 2019, financing lease assets of $22.7 million are included in property, plant and equipment on the consolidated balance sheet. Financing lease liabilities are included within the current and long-term portions of long-term debt and finance lease obligations of $8.1 million and $15.0 million, respectively.

Right-of-use lease assets and lease liabilities are recognized upon lease commencement based on the present value of the future minimum lease payments over the lease term. The Company utilizes a collateralized incremental borrowing rate based on information available at the lease commencement date in determining the present value of future payments, unless the rate is implicit in the lease agreement. The operating and finance leases may contain variable payments for common-area maintenance, taxes and insurance, and repairs and maintenance. Variable payments are recognized when incurred and not included in the measurement of the right-of-use asset and lease liability. In instances where customer premise equipment (“CPE”) would qualify as a lease, the Company applies the practical expedient to combine the operating lease with the subscription revenue as a single performance obligation in accordance with revenue recognition accounting guidance as the subscription service is the predominant component.

The Company’s lease agreements may contain options to extend the lease term beyond the initial term, termination options, and options to purchase the underlying asset. The Company has not included these options in the lease term or the related payments in the measurement of the ROU asset and lease liabilities as the Company has determined the options are not reasonably certain to be exercised.

Lease components are classified as follows:

		Year ended
	Classification	December 31, 2019
		(in millions)
Finance lease cost
Amortization of leased asset	Depreciation	$5.3
Interest on lease liabilities	Interest expense	0.6
Operating lease cost(1)	Operating expense	9.8
Net lease cost		$15.7

(1)  Includes short-term lease and variable costs of $1.6 million for the year ended December 31, 2019. The Company recognized rental expense under operating lease agreements of $9.2 million and $8.8 million for the years ended December 31, 2018 and 2017, respectively.

The following table presents aggregate lease maturities as of December 31, 2019:

	Finance Leases	Operating Leases	Total
	(in millions)
2020	$8.9	$7.7	$16.6
2021	8.8	6.9	15.7
2022	5.1	6.1	11.2
2023	1.2	4.5	5.7
2024	0.5	3.1	3.6
Thereafter	—	6.8	6.8
Total lease payments	24.5	35.1	59.6
Less: interest	1.4	5.6	7.0
Present value of lease liabilities	$23.1	$29.5	$52.6

The following table presents aggregate lease maturities as of December 31, 2018:

	Finance Leases	Operating Leases	Total
	(in millions)
2019	$1.3	$7.2	$8.5
2020	1.3	5.4	6.7
2021	1.2	4.7	5.9
2022	0.9	4.0	4.9
2023	0.4	2.4	2.8
Thereafter	—	6.5	6.5
Total lease payments	$5.1	$30.2	$35.3

The following table presents weighted average remaining lease terms and discount rates:

Year ended
December 31, 2019
Weighted-average remaining lease term (in years)
Finance Leases	3.0
Operating Leases	5.6
Weighted-average discount rate
Finance Leases	4.56%
Operating Leases	6.21%

The following table presents other information related to operating and finance leases:

Year ended
December 31, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$—
Operating cash flows from finance leases	0.6
Financing cash flows from finance leases	5.0
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	23.5
Operating leases	10.8

7. Franchise Operating Rights & Goodwill

Changes in the carrying amounts of the Company’s franchise operating rights and goodwill during 2019 and 2018 are set forth below:

	January 1,		December 31,
	2019	Impairment	2019
	(in millions)
Franchise operating rights	$809.2	$(9.7)	$799.5
Goodwill	408.8	—	408.8
	$1,218.0	$(9.7)	$1,208.3

	January 1,		December 31,
	2018	Impairment	2018
	(in millions)
Franchise operating rights	$952.4	$(143.2)	$809.2
Goodwill	481.9	(73.1)	408.8
	$1,434.3	$(216.3)	$1,218.0

Franchise Operating Rights

The Company evaluates the recoverability of its franchise operating rights at least annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. Franchise operating rights are evaluated for impairment by comparing the carrying value of the intangible asset to its estimated fair value, utilizing both quantitative and qualitative methods, at the reporting unit level. Reporting units identified generally represent the markets in which the Company operates. Qualitative analysis is performed for franchise assets in the event the previous analysis indicates that there is a significant margin between the estimated fair value of franchise operating rights and the carrying value of those rights, and that it is more likely than not that the estimated fair value equals or exceeds its carrying value.

For franchise operating rights that were evaluated using quantitative analysis, the Company calculates the estimated fair value of franchise operating rights using the multi-period excess earnings method, an income approach, which calculates the estimated fair value of an intangible asset by discounting its future cash flows. The estimated fair value is determined based on discrete discounted future cash flows attributable to each franchise operating right intangible asset using assumptions consistent with internal forecasts. Assumptions key in estimating fair value under this method include, but are not limited to, revenue and subscriber growth rates (less anticipated customer churn), operating expenditures, capital expenditures (including any build out), market share achieved or market multiples, contributory asset charge rates, tax rates and a discount rate. The discount rate used in the model represents a weighted average cost of capital and the perceived risk associated with an intangible asset such as the Company’s franchise operating rights. If the fair value of the franchise operating right asset was less than its carrying value, the Company recognizes an impairment charge for the difference between the fair value and the carrying value of the asset.

As a result of the analysis performed on October 1, 2019, the estimated fair value of two reporting units was determined to be below the carrying value, which resulted in the recognition of non-cash impairment losses of $4.2 million and $5.5 million in the Newnan, GA and Dothan, AL reporting units, respectively.

The Company recognized non-cash impairment losses of $9.7 million, $143.2 million, and $14.1 million for the years ended December 31, 2019, 2018, and 2017 respectively. The primary driver of the impairment charges in the years presented was a decline in estimated fair market value of the price of indefinite-lived intangible assets in certain reporting units, as indicated by the decline in the Company’s common stock.  The impairment charges do not have an impact on the Company’s intent and/or ability to renew or extend existing franchise operating rights.

Goodwill

The Company evaluates goodwill for impairment at least annually on October 1, at the reporting unit level utilizing both quantitative and qualitative methods. Qualitative analysis is performed for goodwill in the event the previous analysis indicates that there is a significant margin between estimated fair value and carrying value of goodwill, and that it is more likely than not that the estimated fair value exceeds the carrying value. Any excess of the carrying value of goodwill over the estimated fair value of goodwill is expensed as an impairment loss.

For the 2017 and 2018 quantitative evaluations of goodwill, the Company utilized both an income approach as well as a market approach. The income approach utilized a discounted cash flow analysis to estimate the fair value of the Company, while the market approach utilized multiples derived from actual precedent transactions of similar businesses, the market value of the Company and market valuations of guideline public companies. As part of the 2018 analysis, the Company recognized a change in reporting units as a result of significant changes in personnel, reporting and operating structure which occurred throughout 2018. As a result of this change, the Company completed an assessment of any potential impairment for all reporting units immediately prior to and after the reporting unit change and determined no impairment existed.

For the 2019 evaluation of goodwill, the Company determined the estimated fair value utilizing a market approach that incorporated the approximate market capitalization as of the annual testing date, increased by the quoted market price of the Company’s debt and adjusted for a control premium. The change in approach is attributed to the change to a single reporting unit in the 2018 quantitative evaluation. As a result of the analysis performed on October 1, 2019, the estimated fair value of goodwill exceeded the carrying value and as such, no impairment existed.

The Company recognized non-cash impairment losses of nil, $73.1 million and $133.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. The primary driver of the impairment charge in 2018 was a decline estimated fair market value of in the price of goodwill in certain reporting units, as indicated by the decline in the Company’s common stock. The Company recognized the 2018 impairment charge as a result of the identification of a triggering event in the first quarter of 2018. The Company has accumulated impairment losses of $206.4 million for both years ended December 31, 2019 and 2018.

8. Intangible Assets Subject to Amortization

Intangible assets subject to amortization consist primarily of multiple-dwelling unit and customer relationships. Changes in the carrying amounts during 2019 and 2018 are set forth below:

	January 1,			December 31,
	2019	Acquisitions	Amortization	2019
	(in millions)
Customer relationships	$1.5	$—	$(1.0)	$0.5
Other	2.1	1.1	(0.8)	2.4
	$3.6	$1.1	$(1.8)	$2.9

	January 1,			December 31,
	2018	Acquisitions	Amortization	2018
	(in millions)
Customer relationships	$2.5	$—	$(1.0)	$1.5
Other	3.0	0.4	(1.3)	2.1
	$5.5	$0.4	$(2.3)	$3.6

Amortization expense is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Amortization expense for years ended December 31, 2019, 2018 and 2017 was $1.8 million, $2.3 million and $2.6 million, respectively.

Scheduled amortization of the Company’s intangible assets as of December 31, 2019 for the next five years is as follows (in millions):

2020	$0.9
2021	0.4
2022	0.4
2023	0.3
2024	0.3
Thereafter	0.6
$2.9

9. Accrued Liabilities and Other

Accrued liabilities and other consist of the following:

	December 31,
	2019	2018
	(in millions)
Programming costs	$33.4	$35.4
Franchise and revenue sharing fees	10.9	12.0
Payroll and employee benefits	20.8	19.7
Property, income, sales and use taxes	2.4	7.4
Utility pole rentals	3.4	2.5
Interest rate swaps	14.7	2.6
Other accrued liabilities	10.0	13.6
	$95.6	$93.2

10. Long-Term Debt and Finance Lease Obligations

The following table summarizes the Company’s long-term debt and finance lease obligations:

				December 31,
	December 31, 2019			2018
	Available
	borrowing	Effective	Outstanding	Outstanding
	capacity	interest rate(1)	balance	balance
	(in millions)
Long-term debt:
Term B Loans, net(2)	$—	5.59%	$2,220.3	$2,240.9
Revolving Credit Facility(3)	239.5	4.73%	55.0	60.0
Total long-term debt	$239.5		2,275.3	2,300.9
Finance lease obligations			23.1	5.1
Total long-term debt and finance lease obligations			2,298.4	2,306.0
Debt issuance costs, net(4)			(8.0)	(10.5)
Sub-total			2,290.4	2,295.5
Less current portion			(30.9)	(24.1)
Long-term portion			$2,259.5	$2,271.4
(1)	Represents the effective interest rate in effect for all borrowings outstanding as of the year ended December 31, 2019 pursuant to each debt instrument including the applicable margin.
(2)	At December 31, 2019 and 2018 includes $8.4 million and $10.6 million of net unamortized discounts, respectively.
(3)	Available borrowing capacity at December 31, 2019 represents $300.0 million of total availability less borrowings of $55.0 million on the Revolving Credit Facility and outstanding letters of credit of $5.5 million. Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company.

(4)   At December 31, 2019 and 2018, debt issuance costs include $6.0 million and $7.7 million related to Term B Loans and $2.0 million and $2.8 million related to the Revolving Credit Facility, respectively.

Refinancing of the Term B Loans and Revolving Credit Facility

On July 17, 2017, the Company entered into an eighth amendment (“Eighth Amendment”) to its Credit Agreement, with JPMorgan Chase Bank, N.A., as the administrative agent and revolver agent. Under the Eighth Amendment, (i) the Company borrowed new Term B loans in an aggregate principal amount of $230.5 million, for a total outstanding Term B loan principal amount of $2.28 billion and (ii) the revolving credit commitments were increased by an aggregate principal amount of $100.0 million, for a total outstanding revolving credit commitment of $300.0 million available to the Company under the revolving credit facility. The new Term B loans will mature on August 19, 2023 and bear interest, at the Company’s option, at a rate equal to ABR plus 2.25% or LIBOR plus 3.25%. Borrowings under the revolving credit facility will mature on May 31, 2022 and bear interest, at the Company's option, at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%. The guarantees, collateral and covenants in the Eighth Amendment remain unchanged from those contained in the credit agreement prior to the Eighth Amendment. As a result of the re-financing, the Company recorded a $6.3 million loss on early extinguishment of debt related to the write-off of unamortized debt issuance costs and third party costs.

On May 31, 2017, the Company entered into a seventh amendment (“Seventh Amendment”) to its Credit Agreement. The Seventh Amendment (i) refinanced the then-existing $200.0 million of borrowings available to the Company under the revolving credit facility and (ii) extended the maturity date of the revolving credit facility to May 31, 2022, unless an earlier date was triggered under certain circumstances. The interest rate margins applicable to the revolving credit facility bore interest at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%. Additionally, the Company entered into an Incremental Commitment Letter to its revolving credit facility that increased the available borrowings to $300.0 million that became available upon compliance by the Company with certain conditions (which included redemption of the then existing 10.25% senior notes subsequently achieved as a result of the Eighth Amendment). The guarantees, collateral and covenants in the Seventh Amendment remained unchanged from those contained in the credit agreement prior to the

Seventh Amendment. As a result of the refinancing the Company recorded a $1.0 million loss on early extinguishment of debt, primarily related to the write-off of unamortized debt issuance costs and third party costs.

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

On July 17, 2017, the Company used the proceeds of the new Term B loans under the Eighth Amendment, and borrowings under its revolving credit facility of $180.0 million, proceeds from the IPO and cash on hand to fully redeem all of the Company’s remaining outstanding Senior Notes and to pay certain fees and expenses. In connection with the redemption of the Senior Notes, the Company satisfied and discharged the indenture governing the Senior Notes. The Company paid $729.9 million in principal amount, incurred prepayment fees of $18.7 million and paid accrued interest of $37.6 million. The Company recorded a loss on early extinguishment of debt of $19.8 million related to the write-off of unamortized debt issuance costs, premium, and prepayment fees.

Long-Term Debt Extinguishment

As noted above, the Company recorded a loss on early extinguishment of debt and premium of $32.1 million during the year ended December 31, 2017. The loss on early extinguishment of debt primarily represents prepayment fees, expensing of unamortized discount and debt issuance costs, and third party fees associated with the refinancing. The Company recorded no such losses during the years ended December 31, 2019 and 2018.

Amortization of debt issuance costs and debt discount and accretion of debt premium, all of which are included in interest expense in the accompanying consolidated statements of operations, for the years ended December 31, 2019, 2018 and 2017 are as follows (in millions):

	December 31,
	2019	2018	2017
Amortization of deferred issuance costs	$2.4	$2.4	$4.0
Accretion of debt premium	—	—	(1.1)
Amortization of debt discount	2.3	2.3	2.1

Maturities of long-term debt, excluding finance lease obligations, as of December 31, 2019 are as follows:

Long-term
Debt
(in millions)
2020	$22.8
2021	22.8
2022	77.8
2023	2,151.9
$2,275.3

As of December 31, 2019, the Company was in compliance with all debt covenants.

11. Derivative Instruments and Hedging Activities

The Company is exposed to certain risks during the normal course of its business arising from adverse changes in interest rates. The Company selectively uses derivative financial instruments (“derivatives”), including interest rate swaps, to manage interest rate risk. The Company does not hold or issue derivative instruments for speculative purposes. Fluctuations in interest rates can be volatile, and the Company’s risk management activities do not totally eliminate these risks. Consequently, these fluctuations could have a significant effect on the Company’s financial results.

The Company’s exposure to interest rate risk results primarily from its variable rate borrowings. On May 9, 2018, the Company entered into variable to fixed interest rate swap agreements for a notional amount of $1,361.2 million to hedge a portion of the outstanding principal balance of its variable rate term loan debt.

As of December 31, 2019, the Company is the fixed rate payor on two interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on the Company’s total long-term debt of $2,283.7 million, not including unamortized debt issuance costs and discounts. These contracts fix approximately 60% of the Company’s term loan variable rate exposure at 2.7% and have an expiration date of May 2021. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments. As all of the critical terms of each of the derivative instruments matched the underlying terms of the hedged debt and related forecasted interest payments, these hedges were considered highly effective. Based on LIBOR-based swap yield curves as of December 31, 2019, the Company expects to reclassify losses of $14.7 million out of accumulated other comprehensive loss (“AOCL”) into earnings within the next 12 months.

The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the consolidated balance sheets as of December 31, 2019 and 2018.

		Fair Value	Fair Value
		Accrued	Other
	Notional	Liabilities	Non-Current
	Amount	and Other	Liabilities
Derivatives Designated as Hedging Instruments	(in millions)
Interest rate swap contracts as of December 31, 2019	$1,337.2	$14.7	$6.1
Interest rate swap contracts as of December 31, 2018	$1,350.9	$2.6	$4.0

Losses recognized in the consolidated statements of operations for the year ended December 31, 2019 and 2018 total $6.2 million and $4.8 million, respectively.

Gains and losses on derivatives designated as cash flow hedges included in the consolidated statements of comprehensive income (loss) for the years ended December 31, 2019 and 2018 are shown in the table below.

	Year ended
	December 31,
	2019	2018
Interest rate swap contracts(1)	(in millions)
Loss recorded in AOCL on derivatives, before tax	$13.8	$6.5
Tax expense (2)	(4.8)	—
Loss reclassified from AOCL into income, net	9.0	6.5
(1)	Losses on derivatives reclassified from AOCI into income will be included in “Interest expense” in the consolidated statements of operations, the same income statement line item as the earnings effect of the hedged item.
(2)	The Company did not calculate tax expense associated with the derivative activity during the year ended December 31, 2018 due to the pre-tax net loss.

For the periods presented, all cash flows associated with derivatives are classified as operating cash flows in the consolidated statements of cash flows.

12. Fair Value Measurements

The fair values of cash and cash equivalents, receivables and trade payables approximate their carrying values due to the short-term nature of these instruments. For assets and liabilities of a long-term nature, the Company determines fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs. The Company applies the following hierarchy in determining fair value:

●	Level 1, defined as observable inputs being quoted prices in active markets for identical assets;
●	Level 2, defined as observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
●	Level 3, defined as values determined using models that utilize significant unobservable inputs for which little or no market data exists, discounted cash flow methodologies or similar techniques, or other determinations requiring significant management judgment or estimation.

The Company’s derivative instrument is accounted for at fair value on a recurring basis and classified within Level 2 of the valuation hierarchy and was valued at $20.8 million and $6.6 million as of December 31, 2019 and 2018, respectively. The fair value of the derivative instrument is measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curves as of December 31, 2019. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

The estimated fair value of the Company’s long-term debt is based on dealer quotes considering current market rates for the Company’s credit facility and is classified as Level 2. The ratio of the Company’s aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets. The fair value of the Company’s long-term debt was valued at $2,220.3 million and $2,093.9 million as of December 31, 2019 and 2018, respectively. Long-term debt fair value does not include debt issuance costs and discounts.

There were no transfers into or out of Level 1, 2 or 3 during the years ended December 31, 2019 and 2018.

The Company’s nonfinancial assets such as franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  When such impairments are recorded, fair values are generally classified within Level 3 of the valuation hierarchy.

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

Common Stock Repurchase Plan

The following represents the Company’s purchase of WOW common stock during the years ended December 31, 2019, 2018, and 2017. The shares are reflected as treasury stock in the Company’s consolidated balance sheets.

	Year ended
	December 31,
	2019	2018	2017

Share buybacks	—	7,098,637	461,173
Income tax withholding	186,786	332,503	—
	186,786	7,431,140	461,173

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

14. Stock-based Compensation

2017 Omnibus Incentive Plan

In connection with the Company’s IPO, the Company’s Board of Directors adopted and approved the 2017 Omnibus Incentive Plan (“2017 Plan”) and cancelled its former management unit equity incentive plan (“2016 Profit Interest Plan”). The 2017 Plan provides for grants of stock options, restricted stock and performance awards. The Company’s directors, officers and other employees and persons who engage in services for the Company are eligible for grants under the 2017 Plan. The purpose of the 2017 Plan is to provide individuals with incentives to maximize stockholder value and otherwise contribute to the Company’s success and to enable the Company to attract, retain and reward the best available persons for positions of responsibility. The 2017 Plan, as amended in 2019, has authorized 12,074,128 shares of the Company’s common stock to be available for issuance, subject to adjustment in the event of a reorganization, stock split, merger or similar change in the Company’s corporate structure or the outstanding shares of common stock. The Company’s Compensation Committee administers the 2017 Plan. The Board of Directors also has the authority to administer the 2017 Plan and to take all actions that the Company’s Compensation Committee is otherwise authorized to take under the 2017 Plan. The terms and conditions of each award made under the 2017 Plan, including vesting requirements, are consistent with the 2017 Plan in a written agreement with the grantee.

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

The following table summarizes the restricted stock award activity for the years ended December 31, 2019 and 2018.

	Year ended December 31,
	2019		2018
		Weighted Average		Weighted Average
	Shares	Grant Price	Shares	Grant Price
Outstanding, beginning of period	2,356,418	$9.23	1,914,570	$16.82
Granted	2,075,455	8.41	2,116,546	7.78
Vested	(825,764)	9.84	(1,242,930)	17.08
Forfeited	(465,941)	9.01	(431,768)	13.19
Outstanding, end of period(1)	3,140,168	$8.56	2,356,418	$9.23
(1)	The total outstanding non-vested shares of restricted stock awards granted to employees and directors are included in total outstanding shares as of December 31, 2019 and 2018.

For restricted stock awards that contain only service conditions for vesting, the Company calculates the award fair value based on the closing stock price on the accounting grant date.

For the years ended December 31, 2019, 2018 and 2017 the Company recorded $10.1 million, $13.0 million and $13.4 million of non-cash compensation expense, respectively. The non-cash compensation expense is reflected in selling, general and administrative expense and operating expenses (excluding depreciation and amortization), depending on the recipients’ duties, in the Company’s consolidated statements of operations. Total unrecognized non-cash compensation expense as of December 31, 2019 was $20.3 million and is expected to be recognized over a weighted-average period of 2.7 years.

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

The following table summarizes the activity in the Management Units during the year ended December 31, 2017:

Class D
Units
Outstanding at January 1, 2017	201,696
Vested converted to D units	(48,939)
Cancelled unvested	(152,757)
Outstanding at December 31, 2017	—

15. Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Additionally, the impact on deferred tax assets and liabilities of changes in tax rates is reflected in the financial statements in the period that includes the date of enactment.

Revision of Prior Period Financial Statements

In connection with the preparation of its consolidated financial statements, the Company identified an immaterial error related to the recognition of deferred tax assets related to state bonus depreciation modification in certain states in prior periods. Accordingly, the Company has revised previously reported deferred income taxes, net and income tax benefit for such immaterial error, including the information presented within this note. Refer to Note 21 for further discussion.

Income Tax (Expense) Benefit

For the years ended December 31, 2019, 2018, and 2017, the Company recorded deferred income tax benefit (expense) as shown below. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

	Year ended December 31,
	2019	2018	2017
	(in millions)
Current tax (expense) benefit
Federal	$—	$8.8	$(5.7)
State	2.8	(1.0)	(11.9)
Total Current	2.8	7.8	(17.6)
Deferred tax (expense) benefit
Federal	(8.1)	44.8	179.6
State	3.8	12.5	(3.7)
Total Deferred	(4.3)	57.3	175.9
Income tax (expense) benefit, net	$(1.5)	$65.1	$158.3

The Company reported total income tax expense of $1.5 million, and total income tax benefit of $65.1 million, and $158.3 million during the years ended December 31, 2019, 2018 and 2017, respectively.

The Company’s effective tax rate differs from that derived by applying the applicable federal income tax rate of 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017, as follows:

	Year ended December 31,
	2019	2018	2017
	(in millions)
Statutory federal income taxes	$(8.0)	$32.0	$(9.5)
State income taxes	(2.1)	11.9	(1.6)
Uncertain tax positions	3.7	(0.1)	(3.2)
Tax status & tax rate change	0.9	1.3	4.0
Other true-ups	0.8	1.0	1.2
Equity compensation	(0.3)	(1.9)	—
Other permanent differences	(0.4)	(0.3)	(0.5)
Goodwill impairment	—	(11.2)	(35.1)
Corporate Tax Reform	—	—	103.4
Change in valuation allowance	3.9	32.4	99.6
Income tax benefit, net	$(1.5)	$65.1	$158.3

The $3.9 million change in valuation allowance as of December 31, 2019, is related to increases in state indefinite lived deferred tax assets related to net operating loss carryforwards and state bonus depreciation modification. Income tax benefit for the year ended December 31, 2017 was recognized primarily as a result of the enactment of Tax Reform in December 2017. Among other things, the primary provisions of Tax Reform impacting the Company are the reductions to the U.S. corporate income tax rate from 35% to 21% and temporary 100% bonus depreciation for certain assets. The change in tax law required the Company to re-measure existing net deferred tax liabilities using the lower rate in the period of enactment resulting in an income tax benefit of approximately $103.4 million to reflect these changes in the year ended December 31, 2017. The $99.6 million change in valuation allowance is comprised of a deferred tax benefit of $22.1 million as a result of re-measuring to the new corporate rate while the remaining deferred tax benefit is related to 2017 pretax book income activity. In total the re-measurement related to Corporate Tax Reform is $125.5 million, which was recorded in the year ended December 31, 2017.

Deferred Tax Liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are as follows.

	December 31,
	2019	2018
	(in millions)
Non-current deferred income tax (assets) liabilities:
Allowances and other reserves	$(6.8)	$(7.1)
Net operating loss carryforwards	(203.7)	(172.8)
Depreciation and amortization	183.9	140.5
Franchise operating rights	202.0	204.7
Interest hedging	(4.8)	—
Debt issuance costs	2.5	3.2
State income tax	(0.9)	(1.9)
Other	(6.4)	(4.1)
Valuation allowance	26.7	30.4
Total net deferred tax liabilities	$192.5	$192.9

Valuation Allowance

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In evaluating the need for a valuation allowance, management takes into account various factors, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. On the basis of this evaluation, a valuation allowance of $26.7 million and $30.4 million, as of December 31, 2019 and 2018, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized.

Net Operating Loss Carryforwards

As of December 31, 2019, the Company had approximately $850.0 million of federal tax net operating loss carryforwards. Of the federal tax net operating loss carryforwards, $197.4 million are indefinite lived and $652.6 million expire between the years 2025 through 2036. In addition, as of December 31, 2019, the Company had state tax net operating loss carryforwards of $931.0 million, of which $158.4 million are indefinite lived and $772.6 million expire between 2020 and 2038.

As a result of the IPO (effective May 25, 2017), the Company experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code; resulting in limitations on the Company’s use of its existing federal and state net operating losses and capital losses. After December 31, 2019, $652.6 million of the Company’s federal tax loss carryforwards are subject to Section 382 and other restrictions. Pursuant to these restrictions, the Company estimates the entire balance of federal tax loss carryforwards should become unrestricted and available for use since the limitation amounts accumulate for future use to the extent they are not utilized in any given year. The Company believes its loss carryforwards should become fully available to offset future taxable income resulting in no significant impact on future operating cash flows. $646.0 million of the Company’s state loss carryforwards are subject to similar limitations on their future use. If the Company was to experience another “ownership change” in the future, its ability to use its loss carryforwards could be subject to further limitations.

Uncertain Tax Positions

These uncertain tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statements of operations as part of the income tax provision. A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of interest and penalties, included in other non-current liabilities on the accompanying consolidated balance sheets of the Company is as follows:

	Year ended December 31,
	2019	2018	2017
	(in millions)
Unrecognized tax benefits—January 1st	$28.0	$30.9	$31.5
Gross increases—tax positions in prior period	—	—	3.8
Gross decreases—tax positions in prior period	(12.8)	(2.9)	(2.6)
Gross increases—tax positions in current period	—	—	14.2
Settlements	(3.8)	—	(1.2)
Gross change related to Tax Reform	—	—	(14.8)
Unrecognized tax benefits—December 31st	$11.4	$28.0	$30.9

As of December 31, 2019 the Company recorded gross unrecognized tax benefits of $11.4 million, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties accrued on uncertain income tax positions as part of the income tax provision. Interest and penalties included in other long-term liabilities on the accompanying consolidated balance sheets of the Company were $1.0 million, $1.9 million, and $1.4 million for years ended December 31, 2019, 2018 and 2017, respectively. The Company does not expect any amount of the $11.4 million unrecognized tax benefits to reverse in the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. No tax years for the Company are currently under examination by the IRS or state and local tax authorities for income tax purposes. Generally the Company’s 2016 through 2019 tax years remain open for examination and assessment. The Company’s short period return dated April 1, 2016 remains subject to examination and assessment. Years prior to 2016 remain open solely for purposes of examination of the Company’s loss and credit carryforwards. The Company is not currently under examination, but does have open tax controversy matters with state taxing authorities. Activity related to state and local controversy matters did not have a material impact on our consolidated financial position or results of operations during the year ended December 31, 2019, nor do we anticipate a material impact in the future.

16. Earnings (Loss) per Common Share

Basic earnings or loss per share attributable to the Company’s common stockholders is computed by dividing net earnings or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share attributable to common stockholders presents the dilutive effect, if any, on a per share basis of potential common shares (such as restricted stock units) as if they had been vested or converted during the periods presented.  No such items were included in the computation of diluted loss per share for the year ended December 31, 2018 because the Company incurred a net loss in the period and the effect of inclusion would have been anti-dilutive. All of the shares outstanding and per share amounts have been retroactively adjusted to reflect the stock-split in the Company’s consolidated financial statements.

	Year ended
	December 31,
	2019	2018	2017
	(in millions, except share data)
Net income (loss)	$36.4	$(87.3)	$185.3

Basic weighted-average shares	80,713,926	81,808,425	78,778,640
Effect of dilutive securities:
Restricted stock awards	475,236	—	137,306
Diluted weighted-average shares	81,189,162	81,808,425	78,915,946

Basic net income (loss) per share	$0.45	$(1.07)	$2.35
Diluted net income (loss) per share	$0.45	$(1.07)	$2.35

17. Employee Benefits

401(k) Savings Plan

The Company adopted a defined contribution retirement plan which complies with Section 401(k) of the IRC. Substantially all employees are eligible to participate in the plan. The Company matches 100% of the participant’s voluntary contributions up to 3% and 50% of the next 2% subject to a limit of the first 4% of the participant’s compensation. Company matching contributions vest 25% annually over a four-year period. During the years ended December 31, 2019, 2018 and 2017, the Company recorded $3.9 million, $0.9 million and $0.8 million, respectively, of expense related to the Company’s matching contributions to the 401(k) plan.

Deferred Compensation Plan

In July 2007, the Company implemented a deferred compensation plan. Under this plan, certain members of management and other highly compensated employees may elect to defer a portion of their annual compensation, subject to certain percentage limitations. The assets and liabilities of the plan are included within the Company’s financial statements. The assets of the plan are specifically designated as available to the Company solely for the purpose of paying benefits under the Company’s deferred compensation plan. However, in the event the Company became insolvent, the investments would be available to all unsecured general creditors. The deferred compensation liability relates to obligations due to participants under the plan.

The assets from the participant deferrals are invested by the Company, through a life insurance investment vehicle, in mutual funds and money market funds. The deferred compensation liability represents accumulated net participant deferrals and earnings thereon based on participant investment elections. The assets and liabilities are recorded at fair value, and any adjustments to the fair value are recorded in the consolidated statements of operations. The assets and liabilities of the plan are included in the accompanying consolidated balance sheets as follows:

	December 31,
	2019	2018
	(in millions)
Prepaid expenses and other (current assets)	$1.7	$1.5
Accrued liabilities and other (current liabilities)	$1.7	$1.5

18. Commitments and Contingencies

The following items are not included as contractual obligations due to the various factors discussed below. However, the Company incurs these costs as part of its operations:

●	The Company rents utility poles used in its operations. Generally, pole rentals are cancellable on short notice, but the Company anticipates that such rentals will recur. Rent expense for pole rental attachments was $9.1 million, $8.5 million and $7.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
●	The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. Franchise fees and other franchise-related costs included in the accompanying statements of operations were $22.8 million, $24.3 million and $24.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Programming Contracts

In the normal course of business, the Company enters into numerous contracts to purchase programming content for which the payment obligations are fully contingent on the number of subscribers to whom it provides the content. The terms of the contracts typically have annual rate increases and expire through 2024. The Company’s programming expenses will continue to increase, more so to the extent the Company grows its Video subscriber base. Programming expenses are included in operating expenses in the accompanying consolidated statements of operations.

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

On March 7, 2018, Sprint Communications Company L.P (“Sprint”) filed complaints in the U.S. District Court for the District of Delaware alleging that the Company (and other industry participants) infringed patents purportedly relating to Sprint’s Voice over Internet Protocol (“VoIP”) services. The lawsuit is part of a pattern of litigation that was initiated as far back as 2007 by Sprint against numerous broadband and telecommunications providers. The Company has multiple legal and contractual defenses and will vigorously defend against the claims. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on the Company’s financial position, results of operations or cash flows.

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

In accordance with GAAP, the Company accrues an expense for pending litigation when it determines that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Legal defense costs are expensed as incurred. None of the Company’s existing accruals for pending matters is material. The Company consistently monitors its pending litigation for the purpose of adjusting its accruals and revising its disclosures accordingly, in accordance with GAAP, when required. However, litigation is subject to uncertainty, and the outcome of any particular matter is not predictable. The Company will vigorously defend its interest for pending litigation, and the Company believes that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which it is entitled, will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

19. Related Party Transactions

Prior to the Company’s IPO, the Company paid a quarterly management fee of $0.4 million plus travel and miscellaneous expenses, if any, to Avista and Crestview, majority owners of the Company’s former Parent. In addition, pursuant to a consulting agreement dated as of December 18, 2015 by and among the Company’s former Parent, Avista and Crestview, Crestview was entitled to 50% of any management fee actually received by Avista. The obligation to pay this fee terminated in connection with the IPO, and as such, no fees have been paid during the periods following the IPO. The management fee paid by the Company for the year ended December 31, 2017 amounted to $1.0 million.

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

20. Quarterly Financial Information (Unaudited)

The following tables summarize the Company’s selected quarterly financial information for the years ended December 31, 2019 and 2018. Net income and basic and dilutive earnings (loss) per share have been revised for certain periods presented, with the exception of the fourth quarter of 2019, for an immaterial error as explained in Note 21.

	Year ended December 31, 2019
	First	Second	Third	Fourth
	Quarter(1)	Quarter(2)	Quarter(1)	Quarter(3)(4)
	(in millions, except per share data)
Revenue	$287.2	$289.7	$285.4	$283.5
Income from operations	$46.2	$47.0	$46.7	$36.5
Net income	$8.4	$9.7	$11.4	$6.9
Basic earnings per share	$0.10	$0.12	$0.14	$0.08
Dilutive earnings per share	$0.10	$0.12	$0.14	$0.08
(1)

Includes an increase of $0.2 million to net income for the revision of income tax expense in prior period quarterly financial statements. The effect of the adjustment did not impact basic and dilutive earnings per share.

(2)

Includes an increase of $0.3 million to net income for the revision of income tax expense in prior period quarterly financial statements. The effect of the adjustment did not impact basic and dilutive earnings per share.

(3)	Includes non-cash impairment charges of $9.7 million.
(4)	Includes out-of-quarter adjustments of a $1.5 million decrease of regulatory revenue due to a change in contract terms which occurred during the first quarter of 2019, and a $3.4 million increase in depreciation expense related to assets which were placed in service during the first three quarters of 2019.

	Year ended December 31, 2018
	First	Second	Third	Fourth
	Quarter(5)(6)	Quarter(6)	Quarter(7)	Quarter(6)
	(in millions, except per share data)
Revenue	$285.5	$291.3	$291.6	$285.4
Income (loss) from operations	$(174.7)	$47.9	$57.1	$48.1
Net income (loss)	$(161.2)	$25.4	$31.4	$17.1
Basic earnings (loss) per share	$(1.91)	$0.31	$0.39	$0.21
Dilutive earnings (loss) per share	$(1.91)	$0.31	$0.38	$0.21
(5)	Includes non-cash impairment charges of $216.3 million.
(6)	Includes an increase of $0.8 million to net income (loss) for the revision of income tax benefit in prior period quarterly financial statements. The effect of the adjustment on basic and dilutive earnings (loss) per share is an increase of $0.01 per share.
(7)	Includes an increase of $0.9 million to net income (loss) for the revision of income tax benefit in prior period quarterly financial statements. The effect of the adjustment on basic and dilutive earnings (loss) per share is an increase of $0.01 per share.

21. Revision of Prior Period Financial Statements

As discussed in Note 1, the Company revised certain prior period financial statements for an immaterial error related to the recognition of deferred tax assets associated with state bonus depreciation modification in certain states. A summary of revisions to the Company’s previously reported financial statements presented herein for comparative purposes is included below.

Revised Consolidated Balance Sheets

	December 31, 2018
	As Reported	Adjustment	As Revised
	(in millions)
Liabilities and Stockholders’ Deficit
Deferred income taxes, net	$201.4	$(8.5)	$192.9
Total liabilities	2,709.9	(8.5)	2,701.4
Accumulated deficit	(519.3)	8.5	(510.8)
Total stockholders’ deficit	(290.3)	8.5	(281.8)
Total liabilities and stockholders’ deficit	$2,419.6	$—	$2,419.6

Revised Consolidated Statements of Operations

	Year ended December 31,
	2018				2017
	As Reported	Adjustment		As Revised	As Reported	Adjustment	As Revised
	(in millions)
Income tax benefit	$61.8		$3.3	$65.1	$157.2	$1.1	$158.3
Net income (loss)	$(90.6)		$3.3	$(87.3)	$184.2	$1.1	$185.3
Basic earnings (loss) per share	$(1.11)	$		$(1.07)	$2.34		$2.35
Dilutive earnings (loss) per share	$(1.11)	$		$(1.07)	$2.34		$2.35

Revised Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
	2018			2017
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
	(in millions)
Net income (loss)	$(90.6)	$3.3	$(87.3)	$184.2	$1.1	$185.3
Comprehensive income (loss)	$(97.1)	$3.3	$(93.8)	$184.2	$1.1	$185.3

Revised Statement of Stockholders’ Deficit

	As Reported	Adjustment	As Revised
	(in millions)
Accumulated deficit at January 1, 2017	$(622.0)	$4.1	$(617.9)
Net income for the year ended December 31, 2017	184.2	1.1	185.3
Accumulated deficit at December 31, 2017	(437.8)	5.2	(432.6)
Net loss for the year ended December 31, 2018	(90.6)	3.3	(87.3)
Accumulated deficit at December 31, 2018	(519.3)	8.5	(510.8)
Total Stockholders' Deficit at January 1, 2017	$(680.1)	$4.1	$(676.0)
Total Stockholders' Deficit at December 31, 2017	$(141.8)	$5.2	$(136.6)
Total Stockholders' Deficit at December 31, 2018	$(290.3)	$8.5	$(281.8)

Revised Statement of Cash Flows

	Year ended December 31,
	2018			2017
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
	(in millions)
Net income (loss)	$(90.6)	$3.3	$(87.3)	$184.2	$1.1	$185.3
Deferred income taxes	$(54.0)	$(3.3)	$(57.3)	$(174.8)	$(1.1)	$(175.9)

EXHIBIT INDEX

Exhibits required to be filed by Item 601 of Regulation S-K (all of which are under Commission File No. 001-38101, except as otherwise noted):

Exhibit Number	Exhibit Description
3.1

Amended and Restated Certificate of Incorporation of WideOpenWest, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

3.2	Amended and Restated Bylaws of WideOpenWest, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

4.1*	Description of Securities

10.1

Sixth Amendment to Credit Agreement, dated August 19, 2016, by and between WideOpenWest Finance, LLC and Credit Suisse AG, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q (File No. 333-187850) filed on November 14, 2016)

10.2

Seventh Amendment to Credit Agreement, dated as of May 31, 2017, by and between WideOpenWest Finance, LLC, WideOpenWest, Inc. as guarantor, Credit Suisse AG, as administrative agent, JPMorgan Chase Bank, N.A., as the revolver agent and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 31, 2017)

10.3

Eighth Amendment Credit Agreement, dated as of July 17, 2017, by and between WideOpenWest Finance, LLC, WideOpenWest, Inc. as parent guarantor, the lendors from time to time party thereto, JPMorgan Chase Bank N.A., as the administrative agent and revolver agent and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 17, 2017)

10.4†	WideOpenWest, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on November 13, 2017)

10.5†	Amendment to the WideOpenWest, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Annex A to the Company’s proxy statement on Schedule 14A filed on March 29, 2019)

10.6†	WideOpenWest, Inc. Change in Control and Severance Benefit Plan (incorporated by reference to Exhibit 10.5 to the Company’s annual report on Form 10-K filed on March 7, 2019)

10.7†

Executive Employment Agreement, dated as of December 14, 2017, between WideOpenWest, Inc. and Teresa Elder (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 14, 2017)

10.8†

Amended and Restated Letter Agreement of Employment, dated December 14, 2017, between WideOpenWest, Inc. (together with its subsidiaries) and Richard E. Fish (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on December 14, 2017)

10.9†

Letter Agreement of Employment, dated August 23, 2018, between WideOpenWest, Inc. (together with its subsidiaries) and Don Schena (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 29, 2018)

10.10†

Amended and Restated Letter Agreement of Employment, dated December 14, 2017, between WideOpenWest, Inc. (together with its subsidiaries) and Craig Martin (incorporated by reference to Exhibit 10.7 to the Company’s current report on Form 8-K filed on December 14, 2017)

10.11†

Letter Agreement of Employment, dated January 29, 2018, between WideOpenWest, Inc. (together with its subsidiaries) and Nancy McGee (incorporated by reference to Exhibit 10.13 to the Company’s annual report on Form 10-K filed on March 14, 2018)

10.12†

Letter Agreement of Employment, dated September 13, 2019, between WideOpenWest, Inc. (together with its subsidiaries) and Bill Case (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on November 1, 2019)

10.13†

Form of WideOpenWest, Inc. Directors & Officers Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

10.14†

Form of Restricted Stock Agreement Pursuant to the WideOpenWest, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

10.15†

Form of Restricted Stock Unit Agreement Pursuant to the WideOpenWest, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

10.16†

Form of Incentive Stock Option Agreement Pursuant to the WideOpenWest, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

10.17†

Form of Nonqualified Stock Option Agreement Pursuant to the WideOpenWest, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

10.18	Form of WideOpenWest, Inc. Stockholders’ Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

10.19	Form of WideOpenWest, Inc. Registration Rights Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

21.1*	List of Subsidiaries

23.1*	Consent of BDO USA, LLP

31.1*	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from WideOpenWest, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 4, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the

Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Changes in Stockholders’ Deficit; (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover page, formatted in iXBRL and contained in Exhibit 101.

*     Filed herewith.

†     Management Contract or Compensatory Plan Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST, INC.

March 4, 2020	By:	/s/ Teresa Elder
Teresa Elder Chief Executive Officer

March 4, 2020	By:	/s/ Richard E. Fish, Jr.
Richard E. Fish, Jr. Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 4, 2020, in the capacities indicated below.

Signature	Title

/s/ Teresa Elder	Chief Executive Officer
Teresa Elder

/s/ Richard E. Fish, Jr.	Chief Financial Officer
Richard E. Fish, Jr.	(principal financial and accounting officer)

/s/ Jill Bright	Director
Jill Bright

/s/ Brian Cassidy	Director
Brian Cassidy

/s/ Daniel Kilpatrick	Director
Daniel Kilpatrick

/s/ Jeffrey Marcus	Chairman of the Board of Directors
Jeffrey Marcus

/s/ Tom McMillin	Director
Tom McMillin

/s/ Phil Seskin	Director
Phil Seskin

/s/ BARRY VOLPERT	Director
Barry Volpert