Form 10-Q
period 2020-03-31
WideOpenWest, Inc.
filed 2020-05-04
CIK 1701051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of outstanding shares of the registrant’s common stock as of April 28, 2020 was 86,658,750.

WIDEOPENWEST, INC AND SUBSIDIARIES

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2020

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2020. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to “WOW,” “we,” “us,” “our”, or “the Company” are to WideOpenWest, Inc. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not historical facts contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events. Such statements involve certain risks, uncertainties and assumptions. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to:

●	the wide range of competition we face;
●	competitors that are larger and possess more resources;
●	competition for the leisure and entertainment time of audiences;
●	whether our edge-out strategy will succeed;
●	dependence upon a business services strategy, including our ability to secure new businesses as customers;
●	demand for our broadband communications services may be lower than we expect;
●	our ability to respond to rapid technological change, including our ability to develop and deploy new products and technologies;
●	increases in programming and retransmission costs;
●	the effects of regulatory changes in our business;
●	our substantial level of indebtedness;
●	certain covenants in our debt documents;
●	programming exclusivity in favor of our competitors;
●	inability to obtain necessary hardware, software and operational support;
●	loss of interconnection arrangements;
●	failure to receive support from various funds established under federal and state law;
●	exposure to credit risk of customers, vendors and third parties;
●	strain on business and resources from future acquisitions or joint ventures, or the inability to identify suitable acquisitions;
●	potential impairments to our goodwill or franchise operating rights;
●	the disruption or failure of our network information systems or technologies as a result of hacking, viruses, outages or natural disasters in one or more of our geographic markets;
●	fluctuations in our stock price;
●	changes in laws and government regulations that may impact the availability and cost of capital;
●	effects of uncertain economic conditions, particularly in light of the current COVID-19 pandemic, and related factors (e.g., unemployment, disposable income, etc.) which may negatively affect our customers’ demand or ability to pay for our current and future products and services;
●	our ability to manage the risks involved in the foregoing; and

other factors described from time to time in our reports filed or furnished with the SEC, and in particular those factors set forth in the section entitled “Risk Factors” in our annual report filed on Form 10-K with the SEC on March 4, 2020 and other reports subsequently filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

ii

PART I-FINANCIAL INFORMATION

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2020	2019
	(in millions, except share data)
Assets
Current assets
Cash and cash equivalents	$36.8	$21.0
Accounts receivable—trade, net of allowance for doubtful accounts of $9.0 and $7.5, respectively	65.4	65.8
Accounts receivable—other, net	9.6	9.8
Prepaid expenses and other	28.0	22.1
Total current assets	139.8	118.7
Right-of-use lease assets—operating	26.9	26.5
Property, plant and equipment, net	1,074.4	1,073.7
Franchise operating rights	799.5	799.5
Goodwill	408.8	408.8
Intangible assets subject to amortization, net	2.7	2.9
Other noncurrent assets	42.6	41.5
Total assets	$2,494.7	$2,471.6
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable—trade	$47.4	$47.1
Accrued interest	3.4	2.7
Current portion of long-term lease liability—operating	6.2	6.1
Accrued liabilities and other	97.3	95.6
Current portion of long-term debt and finance lease obligations	31.3	30.9
Current portion of unearned service revenue	44.8	45.0
Total current liabilities	230.4	227.4
Long-term debt and finance lease obligations—less current portion and debt issuance costs	2,284.7	2,259.5
Long-term lease liability—operating	23.8	23.4
Deferred income taxes, net	191.6	192.5
Other noncurrent liabilities	11.0	14.7
Total liabilities	2,741.5	2,717.5
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 95,040,628 and 92,182,207 issued as of March 31, 2020 and December 31, 2019, respectively; 86,762,009 and 84,103,108 outstanding as of March 31, 2020 and December 31, 2019, respectively	0.9	0.9
Additional paid-in capital	325.5	322.8
Accumulated other comprehensive loss	(18.5)	(15.5)
Accumulated deficit	(474.3)	(474.4)
Treasury stock at cost, 8,278,619 and 8,079,099 shares as of March 31, 2020 and December 31, 2019, respectively	(80.4)	(79.7)
Total stockholders’ deficit	(246.8)	(245.9)
Total liabilities and stockholders’ deficit	$2,494.7	$2,471.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended
	March 31,
	2020	2019
Revenue	$284.5	$287.2
Costs and expenses:
Operating (excluding depreciation and amortization)	149.1	149.2
Selling, general and administrative	46.2	45.5
Depreciation and amortization	55.8	49.7
Gain on sale of operating assets, net	—	(3.4)
	251.1	241.0
Income from operations	33.4	46.2
Other income (expense):
Interest expense	(33.5)	(35.6)
Gain on sale of assets, net	0.3	—
Other income, net	0.7	0.8
Income before provision for income tax	0.9	11.4
Income tax expense	(0.8)	(3.0)
Net income	$0.1	$8.4

Basic and diluted earnings per common share
Basic	$0.00	$0.10
Diluted	$0.00	$0.10
Weighted-average common shares outstanding
Basic	81,037,633	80,348,870
Diluted	81,536,813	80,911,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three months ended
	March 31,
	2020	2019
	(in millions)
Net income	$0.1	$8.4
Unrealized loss on interest rate derivative instrument, net of tax	(3.0)	(3.1)
Comprehensive (loss) income	$(2.9)	$5.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(unaudited)

					Accumulated
		Common	Treasury	Additional	Other		Total
	Common	Stock	Stock at	Paid-in	Comprehensive	Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Loss	Deficit	Deficit
	(in millions, except share data)
Balances at January 1, 2020	84,103,108	$0.9	$(79.7)	$322.8	$(15.5)	$(474.4)	$(245.9)
Changes in accumulated other comprehensive loss	—	—	—	—	(3.0)	—	(3.0)
Stock-based compensation	—	—	—	2.7	—	—	2.7
Issuance of restricted stock, net	2,858,421	—	—	—	—	—	—
Purchase of shares	(199,520)	—	(0.7)	—	—	—	(0.7)
Net income	—	—	—	—	—	0.1	0.1
Balances at March 31, 2020(1)	86,762,009	$0.9	$(80.4)	$325.5	$(18.5)	$(474.3)	$(246.8)
(1)	Included in outstanding shares as of March 31, 2020 are 5,292,277 non-vested shares of restricted stock awards granted to employees and directors.

					Accumulated
		Common	Treasury	Additional	Other		Total
	Common	Stock	Stock at	Paid-in	Comprehensive	Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Loss	Deficit	Deficit
	(in millions, except share data)
Balances at January 1, 2019	82,680,380	$0.9	$(78.1)	$312.7	$(6.5)	$(510.8)	$(281.8)
Changes in accumulated other comprehensive loss	—	—	—	—	(3.1)	—	(3.1)
Stock-based compensation	—	—	—	2.1	—	—	2.1
Issuance of restricted stock, net	1,702,482	—	—	—	—	—	—
Purchase of shares	(108,937)	—	(1.1)	—	—	—	(1.1)
Net income	—	—	—	—	—	8.4	8.4
Balances at March 31, 2019(1)	84,273,925	$0.9	$(79.2)	$314.8	$(9.6)	$(502.4)	$(275.5)
(1)	Included in outstanding shares as of March 31, 2019 are 3,703,649 non-vested shares of restricted stock awards granted to employees and directors.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended
	March 31,
	2020	2019
	(in millions)
Cash flows from operating activities:
Net income	$0.1	$8.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55.8	49.7
Deferred income taxes	(0.1)	2.6
Provision for doubtful accounts	7.3	3.5
Gain on sale of operating assets, net	—	(3.4)
Gain on sale of assets, net	(0.3)	—
Amortization of debt issuance costs and discount	1.2	1.2
Non-cash compensation	2.7	2.1
Other non-cash items	—	0.1
Changes in operating assets and liabilities:
Receivables and other operating assets	(12.2)	(9.2)
Payables and accruals	(2.1)	2.6
Net cash provided by operating activities	$52.4	$57.6
Cash flows from investing activities:
Capital expenditures	$(58.0)	$(66.0)
Proceeds from sale of Chicago fiber assets	—	6.7
Other investing activities	(1.1)	(1.0)
Net cash used in investing activities	$(59.1)	$(60.3)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$41.0	$34.0
Payments on long-term debt and finance lease obligations	(17.8)	(26.5)
Purchase of shares	(0.7)	(1.1)
Net cash provided by financing activities	$22.5	$6.4
Increase in cash and cash equivalents	15.8	3.7
Cash and cash equivalents, beginning of period	21.0	13.2
Cash and cash equivalents, end of period	$36.8	$16.9
Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$31.4	$35.7
Cash paid during the periods for income taxes, net	$—	$0.3
Insurance proceeds received for business interruption	$—	$2.0
Non-cash operating activities:
Operating lease additions	$2.4	$3.1
Non-cash financing activities:
Finance lease additions	$1.2	$8.5
Capital expenditure accounts payable and accruals	$13.8	$11.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

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

In the opinion of management, all normally recurring adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the 2019 Annual Report filed with the SEC on March 4, 2020.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates that affect the reported amounts and disclosures of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts and disclosures of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, including but not limited to the potential impacts arising from COVID-19. As the extent and duration of the impacts from COVID-19 remain unclear, the Company’s estimates and assumptions may evolve as conditions change and the Company is not able to fully predict the overall impact of COVID-19 and the CARES Act on the business. To the extent there are differences between those estimates and actual results, the unaudited condensed consolidated financial statements may be materially affected.

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), Faciliation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance, expedients and exceptions for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update apply to all entities, subject to meeting the criteria, that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinuted because of the reference rate reform. The amendments of this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting this guidance and the potential effects it could have on its financial position, results of operations and cash flows.

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

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”), which requires a customer in a hosting arrangement that is a service contract to apply the guidance on internal-use software to determine which implementation costs to recognize as an asset and which costs to expense. Costs to develop or obtain internal-use software that cannot be capitalized under Subtopic 350-40, Internal-Use Software, such as training costs and certain data conversion costs, also cannot be capitalized for a hosting arrangement that is a service contract. The amendments require a customer in a hosting arrangement that is a service contract to determine whether an implementation activity relates to the preliminary project stage, the application development stage, or the post-implementation stage. Costs for implementation activities in the application development stage will be capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages will be expensed immediately. ASU 2018-15 is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted this guidance prospectively as of January 1, 2020. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3. Revenue from Contracts with Customers

Revenue by Service Offering

The following table presents revenue by service offering for the three months ended March 31, 2020:

	Three months ended March 31, 2020
	Residential	Business	Total
	Subscription	Subscription	Revenue
	(in millions)
HSD	$115.3	$21.3	$136.6
Video	99.5	3.9	103.4
Telephony	14.0	10.6	24.6
Total subscription services revenue	$228.8	$35.8	$264.6
Other business services revenue(1)	—	—	6.5
Other revenue	—	—	13.4
Total revenue	$228.8	$35.8	$284.5
(1)Includes wholesale and colocation lease revenue of $5.4 million.

The following table presents revenue by service offering for the three months ended March 31, 2019:

	Three months ended March 31, 2019
	Residential	Business	Total
	Subscription	Subscription	Revenue
	(in millions)
HSD	$108.1	$19.4	$127.5
Video	107.4	3.6	111.0
Telephony	16.0	10.7	26.7
Total subscription services revenue	$231.5	$33.7	$265.2
Other business services revenue(1)	—	—	7.1
Other revenue	—	—	14.9
Total revenue	$231.5	$33.7	$287.2
(1)Includes wholesale and colocation lease revenue of $5.5 million.

Costs of Obtaining Contracts with Customers

The following table summarizes the activity of costs of obtaining contracts with customers:

	2020	2019
	(in millions)
Balance at January 1	$40.7	$26.3
Deferral	5.7	4.8
Amortization	(2.7)	(1.5)
Balance at March 31	$43.7	$29.6

The following table presents current and non-current portion of costs of obtaining contracts with customers as of the end of the corresponding periods:

	March 31, 2020	December 31, 2019
	(in millions)
Current costs of obtaining contracts with customers	$11.2	$10.0
Non-current costs of obtaining contracts with customers	32.5	30.7
Total costs of obtaining contracts with customers	$43.7	$40.7

The current portion and the non-current portion of costs of obtaining contracts with customers are included in prepaid expenses and other and other non-current assets, respectively, in the Company’s unaudited condensed consolidated balance sheets. Amortization of costs of obtaining contracts with customers is included in selling, general and administrative expense in the Company’s unaudited condensed consolidated statements of operations.

Contract Liabilities

The following table summarizes the activity of current and non-current contract liabilities:

	2020	2019
	(in millions)
Balance at January 1	$4.2	$3.9
Deferral	3.7	3.9
Revenue recognized	(4.0)	(3.8)
Balance at March 31	$3.9	$4.0

The following table presents current and non-current portion of contract liabilities as of the end of the corresponding periods:

	March 31, 2020	December 31, 2019
	(in millions)
Current contract liabilities	$3.3	$3.6
Non-current contract liabilities	0.6	0.6
Total contract liabilities	$3.9	$4.2

The current portion and the non-current portion of contract liabilities are included in the current portion of unearned service revenue and other non-current liabilities, respectively, in the Company’s unaudited condensed consolidated balance sheets.

Unsatisfied Performance Obligations

Revenue from month-to-month residential subscription service contracts have historically represented a significant portion of the Company’s revenue and the Company expects that this will continue to be the case in future periods.  All residential subscription service performance obligations will be satisfied within one year.

A summary of expected commercial revenue to be recognized in future periods related to performance obligations which have not been satisfied or are partially unsatisfied as of March 31, 2020 is set forth in the table below:

	2020	2021	2022	Thereafter	Total
	(in millions)
Subscription services	$58.9	$50.2	$20.9	$8.1	$138.1
Other business services	3.1	2.8	1.3	0.5	7.7
Total expected revenue	$62.0	$53.0	$22.2	$8.6	$145.8

Provision for Doubtful Accounts

The provision for doubtful accounts and the allowance for doubtful accounts are based on the aging of the individual receivables, historical trends and current and anticipated future economic conditions. The Company manages credit risk by disconnecting services to customers who are delinquent, generally after sixty days of delinquency. The Company has temporarily suspended certain collection activities as a result of participation in the Federal Communications Commission (“FCC”) Keep Americans Connected Pledge effective March 12, 2020. The individual receivables are written-off after all reasonable efforts to collect the funds have been made. Actual write-offs may differ from the amounts reserved.

The following table presents the change in the allowance for doubtful accounts for trade accounts receivable for the three months ended March 31, 2020 compared to the three months ended March 31, 2019:

	2020	2019
	(in millions)
Balance at beginning of period	$7.5	$7.5
Provision charged to expense	5.3	3.5
Accounts written off, net of recoveries	(3.8)	(4.0)
Balance at end of period	$9.0	$7.0

The Company established an allowance for doubtful accounts for non-trade accounts receivable of $2.0 million for the three months ended March 31, 2020 that is presented within accounts receivable—other in the Company’s unaudited condensed consolidated balance sheets.

Note 4. Plant, Property and Equipment, Net

Plant, property and equipment consists of the following:

	March 31,	December 31,
	2020	2019
	(in millions)
Distribution facilities	$1,846.3	$1,780.7
Customer premise equipment	465.3	460.1
Head-end equipment	342.4	341.2
Telephony infrastructure	98.1	97.9
Computer equipment and software	150.6	146.4
Vehicles	36.0	37.0
Buildings and leasehold improvements	49.5	49.5
Office and technical equipment	34.2	33.5
Land	6.2	6.2
Construction in progress (including material inventory and other)	37.0	61.2
Total property, plant and equipment	3,065.6	3,013.7
Less accumulated depreciation	(1,991.2)	(1,940.0)
	$1,074.4	$1,073.7

Depreciation expense for the three months ended March 31, 2020 and 2019 was $55.4 million and $49.2 million, respectively.

Note 5. Accrued Liabilities and Other

Accrued liabilities and other consists of the following:

	March 31,	December 31,
	2020	2019
	(in millions)
Programming costs	$34.6	$33.4
Franchise and revenue sharing fees	9.1	10.9
Payroll and employee benefits	12.2	20.8
Property, income, sales and use taxes	3.9	2.4
Utility pole rentals	3.7	3.4
Interest rate swaps	23.0	14.7
Other accrued liabilities	10.8	10.0
	$97.3	$95.6

Note 6. Long-Term Debt and Finance Leases

The following table summarizes the Company’s long-term debt and finance leases:

				December 31,
	March 31, 2020			2019
	Available
	borrowing	Effective	Outstanding	Outstanding
	capacity	interest rate(1)	balance	balance
	(in millions)
Long-term debt:
Term B Loans, net(2)	$—	5.28%	$2,215.2	$2,220.3
Revolving Credit Facility(3)	208.5	4.05%	86.0	55.0
Total long-term debt	$208.5		2,301.2	2,275.3
Finance lease obligations			22.2	23.1
Total long-term debt and finance lease obligations			2,323.4	2,298.4
Debt issuance costs, net(4)			(7.4)	(8.0)
Sub-total			2,316.0	2,290.4
Less current portion			(31.3)	(30.9)
Long-term portion			$2,284.7	$2,259.5
(1)	Represents the effective interest rate in effect for all borrowings outstanding as of March 31, 2020 pursuant to each debt instrument including the applicable margin.
(2)	At March 31, 2020 and December 31, 2019 includes $7.8 million and $8.4 million of net discounts, respectively.
(3)	Available borrowing capacity at March 31, 2020 represents $300.0 million of total availability less borrowing of $86.0 million on the Revolving Credit Facility and outstanding letters of credit of $5.5 million. Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company.
(4)	At March 31, 2020 and December 31, 2019, debt issuance costs include $5.6 million and $6.0 million related to Term B Loans and $1.8 million and $2.0 million related to the Revolving Credit Facility, respectively.

The Company’s Term B loans will mature on August 19, 2023 and bear interest, at the Company’s option, at a rate equal to ABR plus 2.25% or LIBOR plus 3.25%. Borrowings under the revolving credit facility will mature on May 31, 2022 and bear interest, at the Company's option, at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%. As of March 31, 2020, the Company was in compliance with all debt covenants.

Note 7. Stock-Based Compensation

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

The following table presents restricted stock activity during the three months ended March 31, 2020.

Number of
Unvested
Restricted Stock
Shares
Outstanding, beginning of period	3,140,168
Granted	2,958,501
Vested	(706,312)
Forfeited	(100,080)
Outstanding, end of period(1)	5,292,277
(1)	The total outstanding non-vested shares of restricted stock awards granted to employees and directors are included in total outstanding shares as of March 31, 2020.

For restricted stock awards that contain only service conditions for vesting, the Company calculates the award fair value based on the closing stock price on the accounting grant date. Restricted stock generally vests ratably over a three or four year period based on the date of grant.

The Company recorded $2.7 million and $2.1 million for the three months ended March 31, 2020 and 2019, respectively, of non-cash stock-based compensation expense which is reflected in selling, general and administrative expense in the Company’s unaudited condensed consolidated statements of operations.

Note 8. Earnings per Common Share

Basic earnings or loss per share attributable to the Company’s common stockholders is computed by dividing net income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share attributable to common stockholders presents the dilutive effect, if any, on a per share basis of potential common shares (such as restricted stock units) as if they had been vested or converted during the periods presented.

	Three months ended
	March 31,
	2020	2019

Net income	$0.1	$8.4

Basic weighted-average shares	81,037,633	80,348,870
Effect of dilutive securities:
Restricted stock awards	499,180	562,530
Diluted weighted-average shares	81,536,813	80,911,400

Basic earnings per share	$0.00	$0.10
Diluted earnings per share	$0.00	$0.10

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

The Company’s derivative instrument is accounted for at fair value on a recurring basis and classified within Level 2 of the valuation hierarchy and was valued at $25.1 million and $20.8 million as of March 31, 2020 and December 31, 2019, respectively. The fair value of the derivative instrument is measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curves as of March 31, 2020. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

The estimated fair value of the Company’s long-term debt is based on dealer quotes considering current market rates for the Company’s credit facility and is classified as Level 2. The inputs used to determine the fair value of the Company’s aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets. The fair value of the Company’s long-term debt was valued at $2,045.2 million and $2,220.3 million as of  March 31, 2020 and December 31, 2019, respectively. Long-term debt fair value does not include debt issuance costs and discounts.

There were no transfers into or out of Level 1, 2 or 3 during the periods ended March 31, 2020 and December 31, 2019.

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

Note 10. Derivative Instruments and Hedging Activities

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

As of March 31, 2020, the Company is the fixed rate payor on two interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on the Company’s total long-term debt of $2,309.0 million, not including debt issuance costs and discount. These contracts fix approximately 60% of the Company’s term loan variable rate exposure at 2.7% and have an expiration date of May 2021. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments. As all of the critical terms of each of the derivative instruments matched the underlying terms of the hedged debt and related forecasted interest payments, these hedges were considered highly effective. Based on LIBOR-based swap yield curves as of March 31, 2020, the Company expects to reclassify losses of $23.0 million out of accumulated other comprehensive loss (“AOCL”) into earnings within the next 12 months.

The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the unaudited condensed consolidated balance sheet as of March 31, 2020 and December 31, 2019.

		Fair Value	Fair Value
		Accrued	Other
	Notional	Liabilities	Non-Current
	Amount	and Other	Liabilities
Derivatives Designated as Hedging Instruments	(in millions)
Interest rate swap contracts as of March 31, 2020	$1,333.8	$23.0	$2.1
Interest rate swap contracts as of December 31, 2019	$1,337.2	$14.7	$6.1

Losses recognized in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 total $3.8 million and $0.7 million, respectively.

Losses on derivatives designated as cash flow hedges included in the unaudited condensed consolidated statements of comprehensive (loss) income for the three months ended March 31, 2020 and 2019 are shown in the table below, respectively.

	Three months ended
	March 31,
	2020	2019
Interest rate swap contracts(1)	(in millions)
Loss recorded in AOCL on derivatives, before tax	$3.9	$6.2
Tax expense	(0.9)	(3.1)
Loss reclassified from AOCL into income, net	3.0	3.1
(1)	Losses on derivatives reclassified from AOCL into income will be included in “Interest expense” in the unaudited condensed consolidated statements of operations, the same income statement line item as the earnings effect of the hedged item.

For the periods presented, all cash flows associated with derivatives are classified as operating cash flows in the unaudited condensed consolidated statements of cash flows.

Note 11. Income Taxes

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

The Company reported income tax expense of $0.8 million and $3.0 million for the three months ended March 31, 2020 and 2019, respectively. The Company’s effective federal and state income tax rate during the three months ended March 31, 2020 is primarily related to a reduction in income for the three months ended, a decrease in expected tax benefits on stock-based compensation, as well as an additional valuation allowance related to certain net state deferred tax assets.

As a result of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act enacted on March 27, 2020, companies are able to request refunds of the remaining amount of refundable Alternative Minimum Tax carryforwards. Previously, the remaining amount would have been refunded between 2020 and 2021. As such, the Company expects to receive refunds of approximately $4.4 million within the next 12 months.

The CARES Act also contains modifications on the limitation of business interest for tax years 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification will ultimately decrease the interest limitation deferred tax asset and increase the net operating loss deferred tax asset resulting in no material impact to the financial statements.

Note 12. Commitments and Contingencies

IPO Shareholder Class Action.  Beginning in June 2018, four different plaintiffs’ firms filed five separate class-action lawsuits against WOW, certain individual defendants, and the private equity sponsors and underwriters of the May 2017 initial public offering.  The actions allege violations of Sections 11, 12, and 15 of the 1933 Securities Act.  The three actions filed in New York have been consolidated as Kirkland. et al. v. WideOpenWest, Inc., et al., 653248/2018.  The other two actions, which were filed in Colorado state court, have been stayed by agreement until final resolution of the Kirkland action.  The Plaintiffs in Kirkland allege that Defendants made or caused misstatements to be made in the Registration Statement and Prospectus (“Offering Materials”) issued in connection with the IPO.  On January 17, 2019, Defendants filed an omnibus motion to dismiss all claims for failure to state causes of action with the court hearing oral arguments on the motion on July 10, 2019.  Given the complexity of the case and the impact of the coronavirus pandemic resulting in the closure of many court-related activities, we cannot predict when a decision will be issued.  All discovery is stayed until the Court decides the motion.  The Company believes plaintiffs claims to be without merit and is vigorously defending against them.

Sprint Patent Infringement Claim.  On March 7, 2018, Sprint Communications Company L.P (“Sprint”) filed complaints in the U.S. District Court for the District of Delaware alleging that the Company (and other industry participants) infringe patents purportedly relating to Sprint’s Voice over Internet Protocol (“VoIP”) services. The lawsuit is part of a pattern of litigation that was initiated as far back as 2007 by Sprint against numerous broadband and telecommunications providers. The Company has multiple legal and contractual defenses and is vigorously defending against the claims. Additionally, the Company is pursuing indemnification claims against equipment providers whose equipment is implicated by the claims.  Formal discovery was completed in mid-February 2020, with a trial scheduled toward the end of 2020.  The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on the Company’s financial position, results of operations or cash flows.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a fully integrated provider of high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential customers and offer a full range of products and services to business customers. Our services are delivered across 19 markets via our advanced hybrid fiber-coax (“HFC”) network. Our footprint covers certain suburban areas within the states of Alabama, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, Ohio, South Carolina and Tennessee. At March 31, 2020, our broadband networks passed 3.2 million homes and businesses and served 838,000 customers.

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

During the first quarter of 2020, we began to shift our offerings towards IP driven services in certain markets through over-the-top (“OTT”) trials, in which we offered customers HSD only service with an alternative video streaming option (e.g., Amazon Firestick). Additionally, we launched our WOW tv+ service which provides IP based video service to our customers. Our new Internet based video platform offers many advantages compared to the legacy video services we have historically provided, including an integrated customer experience for consuming video content through multiple mediums. The platform also provides for integration with android-based Internet of Things (“IoT”) devices within each customer home as well as benefits for WOW as we deploy more efficient set-top boxes and recapture bandwidth within our network.

In addition, we have entered into agreements with YouTube TV and Sling TV, alongside previous agreements with Philo and Fubo, to promote their services alongside our HSD service. These initiatives are moving WOW toward our objective of clearing the network for better bandwidth utilization, providing more desired solutions for our customers, and optimization of our customer service efforts.

The execution of these initiatives in the first quarter of 2020 contributed to an increase of 16,100 HSD revenue generating units, or “RGUs” as further defined below. Also contributing to the increase in HSD RGUs is the response to the current global health crisis related to the outbreak of coronavirus, or COVID-19. As of March 31, 2020, six of the ten states in which we provide service were under a government issued stay-at-home order. The remaining four states received the stay-at-home order the first week of April. The actions taken by the government and companies to combat the spread of coronavirus in the United States has resulted in many Americans working from home, remote learning, and the movement of businesses to an online platform. As such, WOW has seen an increase in the number of HSD customers and increases in HSD bandwidth upgrades for existing customers.

During this time of global health crisis, WOW has continued to deliver uninterrupted service. We continue to manage network bandwidth to meet the needs of our customers and expect to meet capacity demands as network traffic continues to increase. We have accelerated initiatives to provide self-service options to our customers, including enhancements to our online store and the deployment of a self-installation kit. The acceleration of these initiatives allows us to ensure the safety and health of our employees and customers.

As of March 31, 2020, we are not able to fully predict the overall impact of the global health crisis on our business. While we have not seen a significant increase in delinquent payments, we have increased our allowance for doubtful accounts by an immaterial amount as a precaution resulting from uncertainty related to the potential impact of our residential and business service customers’ ability to pay for services. Additionally, while we have seen only a slight delay in the overall timing of customer payments, we are not yet able to assess the future economic impact of WOW’s agreement to suspend disconnections and collection efforts related to COVID-19.

Thus far, we have not experienced any issues procuring materials and equipment. However, we are not able to predict if we will incur delays in obtaining required materials from suppliers and vendors throughout the duration of the global health crisis.

We reviewed the provisions outlined in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and plan to take advantage of the following provisions: (i) deferral of federal unemployment payroll taxes to 2021 and 2022, (ii) the interest expense limitation increase from 30% to 50%, and (iii) the acceleration of Alternative Minimum Tax refund credits to 2020. However, while we continue to evaluate the provisions of the CARES Act, we do not anticipate any other provisions of the CARES Act to have a significant impact on our business.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K. There have been no material changes from the critical policies described in our Form 10-K.

Homes Passed and Subscribers

We report homes passed as the number of serviceable addresses, such as single residence homes, apartments and condominium units, and businesses passed by our broadband network and listed in our database. We report total subscribers as the number of subscribers who receive at least one of our HSD, Video or Telephony services, without regard to which or how many services they subscribe. We define each of the individual HSD subscribers, Video subscribers and Telephony subscribers as a revenue generating unit (“RGU”). The following table summarizes homes passed, total subscribers and total RGUs for our services as of each respective date and does not make adjustment for any of the Company’s acquisitions or divestitures:

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2019	2019(1)	2019	2019	2020
Homes passed	3,192,500	3,199,500	3,215,500	3,237,200	3,235,200
Total subscribers	812,500	809,800	817,600	823,400	838,000
HSD RGUs	765,900	763,700	773,900	781,500	797,600
Video RGUs	398,000	387,100	380,800	373,800	365,800
Telephony RGUs	201,900	198,100	195,700	193,100	190,900
Total RGUs	1,365,800	1,348,900	1,350,400	1,348,400	1,354,300

(1) The Company transitioned statistical reporting tools and standardized reporting methodologies in the third quarter of 2019. The standardized reporting led to the following decreases on June 30, 2019 subscriber and RGU counts: total subscribers (1,500), HSD RGUs (1,800), Video RGUs (1,000), and Total RGUs (2,800).

The following table displays the homes passed and subscribers related to the Company’s edge-out activities:

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2019	2019	2019	2019	2020
Homes passed	147,400	152,600	166,600	186,900	187,700
Total subscribers	36,800	37,600	39,500	42,500	44,300
HSD RGUs	36,500	36,900	39,200	42,300	44,000
Video RGUs	17,900	17,800	18,100	18,700	19,200
Telephony RGUs	6,000	5,500	7,100	7,500	7,800
Total RGUs	60,400	60,200	64,400	68,500	71,000

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

Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our broadband networks were 93% and 92% of total revenue for the three months ended March 31, 2020 and 2019, respectively. The remaining percentage of total revenue represents non-subscription revenue primarily from other business services, line assurance warranty services and advertising placement.

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

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019.

	Three months ended
	March 31,
	2020	2019

Revenue	$284.5	$287.2
Costs and expenses:
Operating (excluding depreciation and amortization)	149.1	149.2
Selling, general and administrative	46.2	45.5
Depreciation and amortization	55.8	49.7
Gain on sale of operating assets, net	—	(3.4)
	251.1	241.0
Income from operations	33.4	46.2
Other income (expense):
Interest expense	(33.5)	(35.6)
Gain on sale of assets, net	0.3	—
Other income, net	0.7	0.8
Income before provision for income tax	0.9	11.4
Income tax expense	(0.8)	(3.0)
Net income	$0.1	$8.4

Revenue

Revenue for the three months ended March 31, 2020 decreased $2.7 million, or 1%, as compared to revenue for the three months ended March 31, 2019 as follows:

	Three months ended
	March 31,
	2020	2019

Residential subscription	$228.8	$231.5
Business services subscription	35.8	33.7
Total subscription	264.6	265.2
Other business services	6.5	7.1
Other	13.4	14.9
	$284.5	$287.2

Subscription Revenue

Total subscription revenue decreased $0.6 million during the three months ended March 31, 2020 compared to the three months ended March, 31 2019. The decrease is driven by a $12.4 million shift in the service offering mix as we continue to experience a reduction in Video and Telephony RGUs. The service offering mix is partially offset by a $5.3 million increase in average revenue per unit (“ARPU”) as HSD customers upgrade to higher speed offerings and a $6.5 million increase in volume attributable exclusively to the addition of HSD subscribers. ARPU is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period.

Other Business Services

Other business services revenue decreased $0.6 million, or 8%, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease is primarily due to decreases in data center revenue.

Other

Other revenue decreased $1.5 million, or 10%, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to a decrease in late fee and line assurance revenue. The reduction of late fee revenue is attributable to the Company’s participation in the Federal Communications Commission (“FCC”) pledge effective March 12, 2020 to stop charging late fees to customers affected by the global health crisis.

Operating expenses (excluding depreciation and amortization)

Operating expenses (excluding depreciation and amortization) were consistent during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. We recorded additional bad debt expense of $3.2 million during the three months ended March 31, 2020 related to non-trade accounts receivable and trade accounts receivable as a result of uncertainties around the economic positions of our customers impacted by the global health crisis. The increase in bad debt expense combined with an increase in hardware and software expense was offset by decreases in direct operating expenses, specifically programming expense of $4.9 million.

Incremental contribution margin

Incremental contribution margin is defined as subscription services revenue less costs directly incurred from third parties in connection with the provision of such services to our customers (service direct expense). Incremental contribution increased $4.5 million, or 3% during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. While subscription revenue remained consistent period over period, programming expenses decreased from $94.7 million for the three months ended March 31, 2019 to $89.8 million for the three months ended March 31, 2020.

Selling, general and administrative (SG&A) expenses

Selling, general and administrative expenses increased $0.7 million, or 2%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase is primarily due to costs associated with digital transformation inititatives and an increase in marketing expenses, partially offset by a decrease in restructuring expenses and third party professional fees.

Depreciation and amortization expenses

Depreciation and amortization expenses increased $6.1 million, or 12%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase is primarily due to assets placed in service in the fourth quarter of 2019 combined with an increase of equipment and vehicle lease activity.

Interest expense

Interest expense decreased $2.1 million, or 6%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease is primarily due to lower interest rates during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

Income tax expense

We reported income tax expense of $0.8 million and $3.0 million for the three months ended March 31, 2020 and 2019, respectively. This decrease is primarily related to a reduction in the three months ended pretax income and the derivative instrument activity in the three months ended March 31, 2019 compared to the activity in the three months ended March 31, 2020.

Use of Incremental Contribution and Adjusted EBITDA

We use certain measures that are not defined by GAAP to evaluate various aspects of our business such as adjusted EBITDA and incremental contribution. These measures should be considered in addition to, not as a substitute for, consolidated net income (loss) and operating income (loss) or any other performance measures derived in accordance with GAAP as measures of operating performance or operating cash flows, or as measures of liquidity. Our use of the terms adjusted EBITDA and incremental contribution may vary from others in our industry. These metrics have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. These metrics do not identify or allocate any other operating costs and expenses that are components of our income (loss) from operations to specific subscription revenues as we do not measure or record such costs and expenses in a manner that would allow attribution to a specific component of subscription revenue.

Adjusted EBITDA

The following table provides a reconciliation of adjusted EBITDA to net income, which is the most directly comparable GAAP measure, for the three months ended March 31, 2020 and 2019:

	Three months ended
	March 31,
	2020	2019

Net income	$0.1	$8.4
Depreciation and amortization	55.8	49.7
Gain on sale of operating assets, net	—	(3.4)
Interest expense	33.5	35.6
Gain on sale of assets, net	(0.3)	—
Non-recurring professional fees, M&A integration and restructuring expense	7.2	8.5
Non-cash stock compensation	2.7	2.1
Other income, net	(0.7)	(0.8)
Income tax expense	0.8	3.0
Adjusted EBITDA	$99.1	$103.1

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

The following table provides a reconciliation of incremental contribution to income from operations, which is the most directly comparable GAAP measure, for the three months ended March 31, 2020 and 2019:

	Three months ended
	March 31,
	2020	2019

Income from operations	$33.4	$46.2
Revenue (excluding subscription revenue)	(19.9)	(22.0)
Other non-allocated operating expense (excluding depreciation and amortization)	52.8	47.8
Selling, general and administrative	46.2	45.5
Depreciation and amortization	55.8	49.7
Gain on sale of assets, net	—	(3.4)
Incremental contribution	$168.3	$163.8

Liquidity and Capital Resources

At March 31, 2020, we had $139.8 million in current assets, including $36.8 million in cash and cash equivalents, and $230.4 million in current liabilities. Our outstanding consolidated debt and finance lease obligations aggregated to $2,316.0 million, of which $31.3 million is classified as current in our unaudited condensed consolidated balance sheet as of such date.

We are required to prepay principal amounts under our Senior Secured Credit Facilities credit agreement if we generate excess cash flow, as defined in the credit agreement. As of March 31, 2020, we had borrowing capacity of $208.5 million under our Revolving Credit Facility and were in compliance with all our debt covenants. Thus far, we have not experienced significant effects on our liquidity as a result of the global health crisis. While we have only experienced a slight slowing of cash collections, we have made precautionary drawings on our revolving credit facility since March 2020 in response to the uncertainty in the capital markets and future economic conditions. Accordingly, we believe that we have sufficient resources to fund our obligations and anticipated liquidity requirements in the foreseeable future in light of the current economic uncertainties.

Historical Operating, Investing, and Financing Activities

Operating Activities

Net cash provided by operating activities decreased from $57.6 million for the three months ended March 31, 2019 to $52.4 million for the three months ended March 31, 2020. The decrease is primarily due to timing differences of our receivables and payables.

Investing Activities

Net cash used in investing activities decreased from $60.3 million for the three months ended March 31, 2019 to $59.1 million for the three months ended March 31, 2020. The decrease is primarily attributable to a decrease in capital expenditures.

We have ongoing capital expenditure requirements related to the maintenance, expansion and technological upgrades of our network. Capital expenditures are funded primarily through a combination of cash on hand and cash flow from operations. Our capital expenditures were $58.0 million and $66.0 million for the three months ended March 31, 2020 and 2019, respectively. The $8.0 million decrease from the three months ended March 31, 2019 to the three months ended March 31, 2020 is primarily due to a decrease in edge-out expenditures partially offset by an increase in HSD customer premise equipment (“CPE”) purchases to ensure the Company received  the necessary equipment to meet customer demand in light of the coronavirus outbreak and mitigate against potential supply chain issues. Additionally, the Company is no longer incurring costs in relation to the Construction Services Agreement as it was completed during the third quarter of 2019. Capital expenditures associated with the Construction Services Agreement were recognized within the business services capital expenditure category in 2019.

The following table sets forth additional information regarding our capital expenditures for the periods presented:

	Three months ended
	March 31,
	2020	2019
Capital Expenditures
Customer premise equipment(1)	$34.8	$28.7
Scalable infrastructure(2)	5.8	5.1
Line extensions(3)	5.6	17.3
Support capital and other(4)	11.8	14.9
Total	$58.0	$66.0
Capital expenditures included in total related to:
Edge-outs(5)	$3.1	$9.6
Business services(6)	$5.6	$9.3
(1)	Customer premise equipment, or CPE, includes equipment and installation costs incurred to deliver services to residential and business services customers. CPE includes the costs of acquiring and installing our set-top boxes and modems, as well as the cost of customer connections to our network.
(2)	Scalable infrastructure includes costs, not directly related to customer acquisition activity, to support new customer growth and provide service enhancements (e.g., headend equipment).

(3)	Line extensions include costs associated with new home development within our footprint and edge-outs (e.g., fiber / coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(4)	Support capital and other includes costs to modify or replace existing HFC network, including enhancements, and all other costs to support day-to-day operations, including land, buildings, vehicles, office equipment, tools and test equipment.
(5)	Edge-outs represent costs to extend our network into new adjacent service areas, including the associated CPE.
(6)	Business services represent costs associated with the build-out of our network to support business services customers, including the associated CPE.

Financing Activities

Net cash provided by financing activities increased from $6.4 million for the three months ended March 31, 2019 to $22.5 million for the three months ended March 31, 2020. The increase is primarily due to an increase in net borrowings of $15.7 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of March 31, 2020, borrowings under our Term B Loans and Revolving Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate (which is subject to a minimum rate of 1.00% for Term B Loans) or an ABR (which is subject to a minimum rate of 1.00% for Term B Loans), plus the applicable margin. The applicable margins for the Term B Loans is 3.25% for adjusted LIBOR loans and 2.25% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility is 3.00% for adjusted LIBOR loans and 2.00% for ABR loans. We manage the impact of interest rate changes on earnings and operating cash flows by entering into derivative instruments to protect against increases in the interest rates on our variable rate debt. We use interest rate swaps, where we receive variable rate amounts in exchange for fixed rate payments. As of March 31, 2020, after considering our interest rate swaps, approximately 40% of our Senior Secured Credit Facility is still variable rate debt. A hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of March 31, 2020) would result in an annual interest expense change of up to approximately $9.8 million on our Senior Secured Credit Facility.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer (together, the “Certifying Officers”), as appropriate, to allow for timely decisions regarding required disclosure.

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

Our management, with the participation of the Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2020. Based on these evaluations, the Chief Executive Officer and the principal financial officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were effective as of March 31, 2020. As such, our management has concluded that the unaudited condensed consolidated financial statements included in this quarterly filing fairly represent in all material respects our financial position, results of operations, cash flows and changes in shareholders’ deficit as of and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the first quarter of 2020.

PART II

Item 1. Legal Proceedings

IPO Shareholder Class Action.  Beginning in June 2018, four different plaintiffs’ firms filed five separate class-action lawsuits against WOW, certain individual defendants, and the private equity sponsors and underwriters of the May 2017 initial public offering.  The actions allege violations of Sections 11, 12, and 15 of the 1933 Securities Act.  The three actions filed in New York have been consolidated as Kirkland. et al. v. WideOpenWest, Inc., et al., 653248/2018.  The other two actions, which were filed in Colorado state court, have been stayed by agreement until final resolution of the Kirkland action.  The Plaintiffs in Kirkland allege that Defendants made or caused misstatements to be made in the Registration Statement and Prospectus (“Offering Materials”) issued in connection with the IPO.  On January 17, 2019, Defendants filed an omnibus motion to dismiss all claims for failure to state causes of action with the court hearing oral arguments on the motion on July 10, 2019.  Given the complexity of the case and the impact of the coronavirus pandemic resulting in the closure of many court-related activities, we cannot predict when a decision will be issued.  All discovery is stayed until the Court decides the motion.  The Company believes plaintiffs claims to be without merit and is vigorously defending against them.

Sprint Patent Infringement Claim.  On March 7, 2018, Sprint Communications Company L.P (“Sprint”) filed complaints in the U.S. District Court for the District of Delaware alleging that the Company (and other industry participants) infringe patents purportedly relating to Sprint’s Voice over Internet Protocol (“VoIP”) services. The lawsuit is part of a pattern of litigation that was initiated as far back as 2007 by Sprint against numerous broadband and telecommunications providers. The Company has multiple legal and contractual defenses and is vigorously defending against the claims. Additionally, the Company is pursuing indemnification claims against equipment providers whose equipment is implicated by the claims.  Formal discovery was completed in mid-February 2020, with a trial scheduled toward the end of 2020.  The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on the Company’s financial position, results of operations or cash flows.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2019 includes “Risk Factors” under Item 1A of Part 1, except for the following additional risk factor:

Public health threats or outbreaks of communicable diseases could have a material adverse effect on the Company’s operations and overall financial performance.

The Company may face risks related to public health threats or outbreaks of communicable diseases. A global health crisis, such as the current outbreak of coronavirus or COVID-19, could adversely affect the United States and global economies and limit the ability of enterprises to conduct business for an indefinite period of time. The current outbreak of COVID-19 has negatively impacted the global economy, disrupted financial markets and international trade, resulted in increased unemployment levels and significantly impacted global supply chains, all of which have the potential to impact the Company’s business.

In addition, government authorities have implemented various mitigation measures, including travel restrictions, limitations on business operations, stay-at-home orders and social distancing protocols. While the Company has been deemed critical infrastructure by the United States Department of Homeland Security, the economic impact of the aforementioned actions may impair our ability to sustain sufficient financial liquidity and impact our financial results. Specifically, the continued spread of COVID-19 and efforts to contain the virus could: (i) result in an increase in costs related to delayed payments from customers and uncollectable accounts, (ii) cause a reduction in revenue related to late fees and other charges related to governmental regulations, (iii) cause delays and disruptions in the supply chain related to obtaining necessary materials for our network infrastructure or customer premise equipment, (iv) cause workforce disruptions, including the availability of qualified personnel; and (v) cause other unpredictable events.

As we cannot predict the duration or scope of the global health crisis, the anticipated negative financial impact to our operating results cannot be reasonably estimated, but could be material and last for an extended period of time.

Item 2. Unregistered Sales of Equity Proceeds and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table presents WOW’s purchases of equity securities completed during the first quarter of 2020 (in millions, except share and per share amounts):

				Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet be
	Number of Shares	Average Price	Purchased as Part of Publicly	Purchased Under the Plans
Period	Purchased (1)	Paid per Share	Announced Plans or Programs	or Programs
January 1 - 31, 2020	67	$6.75	—	$—
February 1 - 29, 2020	130	$6.29	—	$—
March 1 - 31, 2020	199,323	$3.56	—	$—
(1)	Shares represent shares withheld from employees for the payment of taxes upon the vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1*	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from WideOpenWest, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, filed with the Securities and Exchange Commission on May 4, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income; (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Deficit; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST, INC.

May 4, 2020	By:	/s/ TERESA ELDER
Teresa Elder
Chief Executive Officer

	By:	/s/ KENNETH BARDSLEY
Kenneth Bardsley
Principal Financial Officer