Form 10-Q
period 2020-06-30
WideOpenWest, Inc.
filed 2020-08-03
CIK 1701051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of outstanding shares of the registrant’s common stock as of July 28, 2020 was 87,052,178.

WIDEOPENWEST, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2020

This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2020. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to “WOW,” “we,” “us,” “our,” or “the Company” are to WideOpenWest, Inc. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

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

ii

PART I-FINANCIAL INFORMATION

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2020	2019

	(in millions, except share data)
Assets
Current assets
Cash and cash equivalents	$39.6	$21.0
Accounts receivable—trade, net of allowance for doubtful accounts of $7.8 and $7.5, respectively	63.5	65.8
Accounts receivable—other, net	2.3	9.8
Prepaid expenses and other	28.7	22.1
Total current assets	134.1	118.7
Right-of-use lease assets—operating	27.5	26.5
Property, plant and equipment, net	1,076.5	1,073.7
Franchise operating rights	799.5	799.5
Goodwill	408.8	408.8
Intangible assets subject to amortization, net	2.4	2.9
Other non-current assets	45.6	41.5
Total assets	$2,494.4	$2,471.6
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable—trade	$39.7	$47.1
Accrued interest	3.5	2.7
Current portion of long-term lease liability—operating	6.5	6.1
Accrued liabilities and other	102.8	95.6
Current portion of long-term debt and finance lease obligations	33.1	30.9
Current portion of unearned service revenue	44.3	45.0
Total current liabilities	229.9	227.4
Long-term debt and finance lease obligations—less current portion and debt issuance costs	2,274.4	2,259.5
Long-term lease liability—operating	24.2	23.4
Deferred income taxes, net	193.3	192.5
Other non-current liabilities	11.2	14.7
Total liabilities	2,733.0	2,717.5
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 95,390,301 and 92,182,207 issued as of June 30, 2020 and December 31, 2019, respectively; 87,064,765 and 84,103,108 outstanding as of June 30, 2020 and December 31, 2019, respectively	0.9	0.9
Additional paid-in capital	328.5	322.8
Accumulated other comprehensive loss	(15.2)	(15.5)
Accumulated deficit	(472.1)	(474.4)
Treasury stock at cost, 8,325,536 and 8,079,099 shares as of June 30, 2020 and December 31, 2019, respectively	(80.7)	(79.7)
Total stockholders’ deficit	(238.6)	(245.9)
Total liabilities and stockholders’ deficit	$2,494.4	$2,471.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions, except per share data)
Revenue	$282.0	$289.7	$566.5	$576.9
Costs and expenses:
Operating (excluding depreciation and amortization)	146.7	144.4	295.8	293.6
Selling, general and administrative	43.0	47.6	89.2	93.1
Depreciation and amortization	56.8	50.9	112.6	100.6
Gain on sale of operating assets, net	—	(0.2)	—	(3.6)
	246.5	242.7	497.6	483.7
Income from operations	35.5	47.0	68.9	93.2
Other income (expense):
Interest expense	(32.4)	(36.0)	(65.9)	(71.6)
Gain on sale of assets, net	0.4	—	0.7	—
Other income, net	0.1	1.9	0.8	2.7
Income before provision for income tax	3.6	12.9	4.5	24.3
Income tax expense	(1.4)	(3.2)	(2.2)	(6.2)
Net income	$2.2	$9.7	$2.3	$18.1

Basic and diluted earnings per common share
Basic	$0.03	$0.12	$0.03	$0.22
Diluted	$0.03	$0.12	$0.03	$0.22
Weighted-average common shares outstanding
Basic	81,612,359	80,675,392	81,325,795	80,513,361
Diluted	82,603,198	80,910,676	82,091,303	80,903,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
Net income	$2.2	$9.7	$2.3	$18.1
Unrealized gain (loss) on derivative instrument, net of tax	3.3	(8.5)	0.3	(11.6)
Comprehensive income	$5.5	$1.2	$2.6	$6.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

					Accumulated
		Common	Treasury	Additional	Other		Total
	Common	Stock	Stock at	Paid-in	Comprehensive	Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Loss	Deficit	Deficit

	(in millions, except share data)
Balances at January 1, 2020	84,103,108	$0.9	$(79.7)	$322.8	$(15.5)	$(474.4)	$(245.9)
Changes in accumulated other comprehensive loss	—	—	—	—	(3.0)	—	(3.0)
Stock-based compensation	—	—	—	2.7	—	—	2.7
Issuance of restricted stock, net	2,858,421	—	—	—	—	—	—
Purchase of shares	(199,520)	—	(0.7)	—	—	—	(0.7)
Net income	—	—	—	—	—	0.1	0.1
Balances at March 31, 2020(1)	86,762,009	$0.9	$(80.4)	$325.5	$(18.5)	$(474.3)	$(246.8)
Changes in accumulated other comprehensive loss	—	—	—	—	3.3	—	3.3
Stock-based compensation	—	—	—	3.0	—	—	3.0
Issuance of restricted stock, net	349,673	—	—	—	—	—	—
Purchase of shares	(46,917)	—	(0.3)	—	—	—	(0.3)
Net income	—	—	—	—	—	2.2	2.2
Balances at June 30, 2020(1)	87,064,765	$0.9	$(80.7)	$328.5	$(15.2)	$(472.1)	$(238.6)
(1)	Included in outstanding shares as of March 31, 2020 and June 30, 2020 are 5,292,277 and 5,322,864, respectively, of non-vested shares of restricted stock awards granted to employees and directors.

					Accumulated
		Common	Treasury	Additional	Other		Total
	Common	Stock	Stock at	Paid-in	Comprehensive	Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Loss	Deficit	Deficit

	(in millions, except share data)
Balances at January 1, 2019	82,680,380	$0.9	$(78.1)	$312.7	$(6.5)	$(510.8)	$(281.8)
Changes in accumulated other comprehensive loss	—	—	—	—	(3.1)	—	(3.1)
Stock-based compensation	—	—	—	2.1	—	—	2.1
Issuance of restricted stock, net	1,702,482	—	—	—	—	—	—
Purchase of shares	(108,937)	—	(1.1)	—	—	—	(1.1)
Net income	—	—	—	—	—	8.4	8.4
Balances at March 31, 2019(2)	84,273,925	$0.9	$(79.2)	$314.8	$(9.6)	$(502.4)	$(275.5)
Changes in accumulated other comprehensive loss	—	—	—	—	(8.5)	—	(8.5)
Stock-based compensation	—	—	—	2.8	—	—	2.8
Issuance of restricted stock, net	239,903	—	—	—	—	—	—
Purchase of shares	(40,155)	—	(0.3)	—	—	—	(0.3)
Net income	—	—	—	—	—	9.7	9.7
Balances at June 30, 2019(2)	84,473,673	$0.9	$(79.5)	$317.6	$(18.1)	$(492.7)	$(271.8)
(2)	Included in outstanding shares as of March 31, 2019 and June 30, 2019 are 3,703,649 and 3,601,021, respectively, of non-vested shares of restricted stock awards granted to employees and directors.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2020	2019

	(in millions)
Cash flows from operating activities:
Net income	$2.3	$18.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112.6	100.6
Deferred income taxes	0.6	5.1
Provision for doubtful accounts	12.2	7.3
Gain on sale of operating assets, net	—	(3.6)
Gain on sale of assets, net	(0.7)	—
Amortization of debt issuance costs and discount	2.4	2.4
Non-cash compensation	5.7	4.9
Other non-cash items	—	0.1
Changes in operating assets and liabilities:
Receivables and other operating assets	(11.6)	(18.1)
Payables and accruals	3.8	2.2
Net cash provided by operating activities	$127.3	$119.0
Cash flows from investing activities:
Capital expenditures	$(115.2)	$(127.7)
Proceeds from sale of Chicago fiber assets	—	18.6
Other investing activities	(0.7)	(0.6)
Net cash used in investing activities	$(115.9)	$(109.7)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$91.0	$47.0
Payments on long-term debt and finance lease obligations	(82.8)	(55.1)
Purchase of shares	(1.0)	(1.4)
Net cash provided by (used in) financing activities	$7.2	$(9.5)
Increase (decrease) in cash and cash equivalents	18.6	(0.2)
Cash and cash equivalents, beginning of period	21.0	13.2
Cash and cash equivalents, end of period	$39.6	$13.0
Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$62.6	$71.2
Cash (received) paid during the periods for income taxes, net	$(3.9)	$0.2
Insurance proceeds received for business interruption	$—	$3.2
Non-cash operating activities:
Operating lease additions	$4.8	$5.1
Non-cash financing activities:
Finance lease additions	$6.6	$9.3
Capital expenditure accounts payable and accruals	$9.8	$8.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

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

In the opinion of management, all normally recurring adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2019 Annual Report on Form 10-K filed with the SEC on March 4, 2020.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates that affect the reported amounts and disclosures of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts and disclosures of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, including but not limited to the potential impacts arising from COVID-19. As the extent and duration of the impacts from COVID-19 remain unclear, the Company’s estimates and assumptions may evolve as conditions change and the Company is not able to fully predict the overall impact of COVID-19, the CARES Act, or any other current or future legislative programs relating to COVID 19 on the business. To the extent there are differences between those estimates and actual results, the unaudited condensed consolidated financial statements may be materially affected.

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

Note 3. Revenue from Contracts with Customers

Revenue by Service Offering

The following table presents revenue by service offering for the three months ended June 30, 2020 and 2019, respectively:

	Three months ended June 30, 2020			Three months ended June 30, 2019
	Residential	Business	Total	Residential	Business	Total
	Subscription	Subscription	Revenue	Subscription	Subscription	Revenue

	(in millions)
HSD	$115.9	$21.4	$137.3	$110.5	$19.9	$130.4
Video	99.0	3.5	102.5	105.9	3.7	109.6
Telephony	13.5	10.6	24.1	15.7	10.7	26.4
Total subscription services revenue	$228.4	$35.5	$263.9	$232.1	$34.3	$266.4
Other business services revenue(1)	—	—	6.4	—	—	7.1
Other revenue	—	—	11.7	—	—	16.2
Total revenue	$228.4	$35.5	$282.0	$232.1	$34.3	$289.7
(1)	Includes wholesale and colocation lease revenue of $5.3 million and $5.4 million for the three months ended June 30, 2020 and 2019, respectively.

The following table presents revenue by service offering for the six months ended June 30, 2020 and 2019, respectively:

	Six months ended June 30, 2020			Six months ended June 30, 2019
	Residential	Business	Total	Residential	Business	Total
	Subscription	Subscription	Revenue	Subscription	Subscription	Revenue

	(in millions)
HSD	$231.2	$42.7	$273.9	$218.6	$39.3	$257.9
Video	198.5	7.4	205.9	213.3	7.3	220.6
Telephony	27.5	21.2	48.7	31.7	21.4	53.1
Total subscription services revenue	$457.2	$71.3	$528.5	$463.6	$68.0	$531.6
Other business services revenue(1)	—	—	12.9	—	—	14.2
Other revenue	—	—	25.1	—	—	31.1
Total revenue	$457.2	$71.3	$566.5	$463.6	$68.0	$576.9
(1)	Includes wholesale and colocation lease revenue of $10.7 million and $10.9 million for the six months ended June 30, 2020 and 2019, respectively.

Costs of Obtaining Contracts with Customers

The following table summarizes the activity of costs of obtaining contracts with customers:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
Balance at beginning of period	$43.7	$29.6	$40.7	$26.3
Deferral	4.4	5.0	10.1	9.8
Amortization	(2.9)	(1.8)	(5.6)	(3.3)
Balance at end of period	$45.2	$32.8	$45.2	$32.8

The following table presents the current and non-current portion of costs of obtaining contracts with customers as of the end of the corresponding periods:

	June 30, 2020	December 31, 2019

	(in millions)
Current costs of obtaining contracts with customers	$12.0	$10.0
Non-current costs of obtaining contracts with customers	33.2	30.7
Total costs of obtaining contracts with customers	$45.2	$40.7

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

Contract Liabilities

The following table summarizes the activity of current and non-current contract liabilities:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)		(in millions)
Balance at beginning of period	$3.9	$4.0	$4.2	$3.9
Deferral	3.0	4.0	6.7	7.9
Revenue recognized	(3.3)	(3.9)	(7.3)	(7.7)
Balance at end of period	$3.6	$4.1	$3.6	$4.1

The following table presents the current and non-current portion of contract liabilities as of the end of the corresponding periods:

	June 30, 2020	December 31, 2019

	(in millions)
Current contract liabilities	$3.0	$3.6
Non-current contract liabilities	0.6	0.6
Total contract liabilities	$3.6	$4.2

The current and the non-current portion of contract liabilities are included in the current portion of unearned service revenue and other non-current liabilities, respectively, in the Company’s unaudited condensed consolidated balance sheets.

Unsatisfied Performance Obligations

Revenue from month-to-month residential subscription service contracts have historically represented a significant portion of the Company’s revenue and the Company expects that this will continue to be the case in future periods.  All residential subscription service performance obligations will be satisfied within one year.

A summary of expected business revenue to be recognized in future periods related to performance obligations which have not been satisfied or are partially unsatisfied as of June 30, 2020 is set forth in the table below:

	2020	2021	2022	Thereafter	Total

	(in millions)
Subscription services	$40.5	$56.0	$26.0	$11.0	$133.5
Other business services	2.0	3.0	1.3	0.4	6.7
Total expected revenue	$42.5	$59.0	$27.3	$11.4	$140.2

Provision for Doubtful Accounts

The provision for doubtful accounts and the allowance for doubtful accounts are based on the aging of the individual receivables, historical trends and current and anticipated future economic conditions. The Company manages credit risk by disconnecting services to customers who are delinquent, generally after sixty days of delinquency. The Company previously suspended certain collection activities as a result of participation in the Federal Communications Commission (“FCC”) Keep Americans Connected Pledge effective March 12, 2020. The initial two month agreement was extended until June 30, 2020.  As a result of the agreement, the Company waived late fees and arranged payment plans for those customers impacted by COVID-19. Individual receivables are written-off after all reasonable efforts to collect the funds have been made. Actual write-offs may differ from the amounts reserved.

The following table presents the change in the allowance for doubtful accounts for trade accounts receivable:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
Balance at beginning of period	$9.0	$7.0	$7.5	$7.5
Provision charged to expense	3.8	3.8	9.1	7.3
Accounts written off, net of recoveries	(5.0)	(2.6)	(8.8)	(6.6)
Balance at end of period	$7.8	$8.2	$7.8	$8.2

The Company established an allowance for doubtful accounts for non-trade accounts receivable of $3.1 million as of June 30, 2020 that is presented within accounts receivable—other in the Company’s unaudited condensed consolidated balance sheet.

Note 4. Property, Plant and Equipment, Net

Property, plant and equipment consists of the following:

	June 30,	December 31,
	2020	2019

	(in millions)
Distribution facilities	$1,882.5	$1,780.7
Customer premise equipment	470.3	460.1
Head-end equipment	349.8	341.2
Telephony infrastructure	98.5	97.9
Computer equipment and software	153.9	146.4
Vehicles	34.3	37.0
Buildings and leasehold improvements	49.5	49.5
Office and technical equipment	34.5	33.5
Land	6.2	6.2
Construction in progress (including material inventory and other)	38.1	61.2
Total property, plant and equipment	3,117.6	3,013.7
Less accumulated depreciation	(2,041.1)	(1,940.0)
	$1,076.5	$1,073.7

Depreciation expense for the three months ended June 30, 2020 and 2019 was $56.5 million and $50.5 million, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 was $111.9 million and $99.7 million, respectively.

Note 5. Franchise Operating Rights and Goodwill

As of June 30, 2020, the Company determined that due to modifications to our internal financial forecasts, which reflect an accelerated shift towards broadband centric consumer buying preferences, as well as potential future impacts of the COVID-19 pandemic, a triggering event had occurred that required an interim impairment analysis for goodwill and franchise operating rights. The Company performed both quantitative and qualitative analysis to determine if the carrying amounts of franchise operating rights were recoverable and a qualitative analysis to determine if the carrying amount of goodwill was recoverable.

For the quantitative analysis of the franchise operating rights, the Company utilized the multi-period excess earnings method, an income approach, which calculates the estimated fair value of an intangible asset by discounting its future cash flows. The estimated fair value is determined based on discrete discounted future cash flows attributable to each franchise operating right intangible asset using assumptions consistent with internal forecasts. Assumptions key in estimating fair value under this method include, but are not limited to, revenue and subscriber growth rates (less anticipated customer churn), operating expenditures, capital expenditures (including any build out), market share achieved or market multiples, contributory asset charge rates, tax rates and a discount rate. The discount rate used in the model represents a weighted average cost of capital and the perceived risk associated with an intangible asset such as the Company’s franchise operating rights.

Based on the results of the analysis, the Company concluded that the fair value of both goodwill and franchise operating rights were in excess of their respective carrying values.

If the Company’s assumptions, including those involving the financial projections and impacts of the COVID-19 pandemic are not achieved, it may be required to record impairment charges in future periods, whether in connection with the Company’s next annual impairment analysis, or on an interim basis. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.

Note 6. Accrued Liabilities and Other

Accrued liabilities and other consists of the following:

	June 30,	December 31,
	2020	2019

	(in millions)
Programming costs	$34.1	$33.4
Interest rate swaps	20.7	14.7
Payroll and employee benefits	20.0	20.8
Franchise and revenue sharing fees	9.9	10.9
Other accrued liabilities	9.5	10.0
Property, income, sales and use taxes	5.1	2.4
Utility pole costs	3.5	3.4
	$102.8	$95.6

Note 7. Long-Term Debt and Finance Leases

The following table summarizes the Company’s long-term debt and finance leases:

				December 31,
	June 30, 2020			2019
	Available
	borrowing	Effective	Outstanding	Outstanding
	capacity	interest rate(1)	balance	balance

	(in millions)
Long-term debt:
Term B Loans, net(2)	$—	5.28%	$2,210.1	$2,220.3
Revolving Credit Facility(3)	215.5	3.19%	79.0	55.0
Total long-term debt	$215.5		2,289.1	2,275.3
Finance lease obligations			25.2	23.1
Total long-term debt and finance lease obligations			2,314.3	2,298.4
Debt issuance costs, net(4)			(6.8)	(8.0)
Sub-total			2,307.5	2,290.4
Less current portion			(33.1)	(30.9)
Long-term portion			$2,274.4	$2,259.5

(1)	Represents the effective interest rate in effect for all borrowings outstanding as of June 30, 2020 pursuant to each debt instrument including the applicable margin.
(2)	At June 30, 2020 and December 31, 2019 includes $7.2 million and $8.4 million of net discounts, respectively.
(3)	Available borrowing capacity at June 30, 2020 represents $300.0 million of total availability less borrowing of $79.0 million on the Revolving Credit Facility and outstanding letters of credit of $5.5 million. Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company.
(4)	At June 30, 2020 and December 31, 2019, debt issuance costs include $5.2 million and $6.0 million related to Term B Loans and $1.6 million and $2.0 million related to the Revolving Credit Facility, respectively.

The Company’s Term B loans will mature on August 19, 2023 and bear interest, at the Company’s option, at a rate equal to ABR plus 2.25% or LIBOR plus 3.25%. Borrowings under the revolving credit facility will mature on May 31, 2022 and bear interest, at the Company's option, at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%. As of June 30, 2020, the Company was in compliance with all debt covenants.

Note 8. Stock-Based Compensation

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

The following table presents restricted stock activity during the six months ended June 30, 2020:

Number of
Unvested
Restricted Stock
Shares
Outstanding, beginning of period	3,140,168
Granted	3,444,962
Vested	(1,025,398)
Forfeited	(236,868)
Outstanding, end of period(1)	5,322,864
(1)	The total outstanding unvested shares of restricted stock awards granted to employees and directors are included in total outstanding shares as of June 30, 2020.

For restricted stock awards that contain only service conditions for vesting, the Company calculates the award fair value based on the Company’s closing stock price on the accounting grant date. The Company’s restricted stock awards generally vest ratably over a four year period based on the date of grant.

The Company recorded $3.0 million and $2.8 million for the three months ended June 30, 2020 and 2019, respectively, and recorded $5.7 million and $4.9 million for the six months ended June 30, 2020 and 2019, respectively of non-cash stock-based compensation expense which is reflected in selling, general and administrative expense in the Company’s unaudited condensed consolidated statements of operations.

Note 9. Earnings (Loss) per Common Share

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

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions, except share data)
Net income	$2.2	$9.7	$2.3	$18.1

Basic weighted-average shares	81,612,359	80,675,392	81,325,795	80,513,361
Effect of dilutive securities:
Restricted stock awards	990,839	235,284	765,508	389,671
Diluted weighted-average shares	82,603,198	80,910,676	82,091,303	80,903,032

Basic earnings per share	$0.03	$0.12	$0.03	$0.22
Diluted earnings per share	$0.03	$0.12	$0.03	$0.22

Note 10. Fair Value Measurements

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

The Company’s derivative instrument is accounted for at fair value on a recurring basis and classified within Level 2 of the valuation hierarchy and was valued at $20.7 million and $20.8 million as of June 30, 2020 and December 31, 2019, respectively. The fair value of the derivative instrument is measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curves as of June 30, 2020. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

The estimated fair value of the Company’s long-term debt is based on dealer quotes considering current market rates for the Company’s credit facility and is classified as Level 2. The inputs used to determine the fair value of the Company’s aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets. The fair value of the Company’s long-term debt was valued at $2,117.5 million and $2,220.3 million as of  June 30, 2020 and December 31, 2019, respectively. Long-term debt fair value does not include debt issuance costs and discounts.

There were no transfers into or out of Level 1, 2 or 3 during the periods ended June 30, 2020 and December 31, 2019.

The Company’s non-financial assets such as franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  When such impairments are recorded, fair values are generally classified within Level 3 of the valuation hierarchy.

Note 11. Derivative Instruments and Hedging Activities

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

As of June 30, 2020, the Company is the fixed rate payor on two interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on the Company’s total long-term debt of $2,296.3 million, not including debt issuance costs and discounts. These contracts fix approximately 60% of the Company’s term loan variable rate exposure at 2.7% and have an expiration date of May 2021. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments. As all of the critical terms of each of the derivative instruments matched the underlying terms of the hedged debt and related forecasted interest payments, these hedges were considered highly effective. Based on LIBOR-based swap yield curves as of June 30, 2020, the Company expects to reclassify losses of $20.7 million out of accumulated other comprehensive loss (“AOCL”) into earnings within the next 12 months.

The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the unaudited condensed consolidated balance sheet as of June 30, 2020 and December 31, 2019.

		Fair Value	Fair Value
		Accrued	Other
	Notional	Liabilities	Non-current
	Amount	and Other	Liabilities

Derivatives Designated as Hedging Instruments	(in millions)
Interest rate swap contracts as of June 30, 2020	$1,330.4	$20.7	$—
Interest rate swap contracts as of December 31, 2019	$1,337.2	$14.7	$6.1

Losses recognized in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2020 total $5.8 million and $9.6 million, respectively.

Gains (losses) on derivatives designated as cash flow hedges included in the unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019 are shown in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Interest rate swap contracts(1)	(in millions)
Gain (loss) recorded in AOCL on derivatives, before tax	$4.3	$(10.2)	$0.4	$(16.4)
Tax impact	(1.0)	1.7	(0.1)	4.8
Gain (loss) reclassified from AOCL into income, net	3.3	(8.5)	0.3	(11.6)
(1)	Gains (losses) on derivatives reclassified from AOCL into income will be included in “Interest expense” in the unaudited condensed consolidated statements of operations, the same line item as the earnings effect of the hedged item.

For the periods presented, all cash flows associated with derivatives are classified as operating cash flows in the unaudited condensed consolidated statements of cash flows.

Note 12. Income Taxes

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

The Company reported income tax expense of $1.4 million and $3.2 million for the three months ended June 30, 2020 and 2019, respectively and $2.2 million and $6.2 million for the six months ended June 30, 2020 and 2019, respectively. The Company’s effective federal and state income tax rate during the three and six months ended June 30, 2020 is primarily related to a reduction in income for the six months ended, a decrease in expected tax benefits on stock-based compensation, as well as an additional valuation allowance related to certain net state deferred tax assets.

As a result of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act enacted on March 27, 2020, companies are able to request refunds of the remaining amount of refundable Alternative Minimum Tax carryforwards. Previously, the remaining amount would have been refunded between 2020 and 2021. The Company received refunds of approximately $4.4 million during the second quarter of 2020.

The CARES Act also contains modifications on the limitation of business interest for tax years 2020 and 2019. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification will ultimately decrease the interest limitation deferred tax asset and increase the net operating loss deferred tax asset resulting in no material impact to the financial statements. Additionally, the Company has begun to defer the employer’s portion of social security payroll taxes to 2021 and 2022 as allowed under the CARES Act.

Note 13. Commitments and Contingencies

IPO Shareholder Class Action.  Beginning in June 2018, four different plaintiffs’ firms filed five separate class-action lawsuits against WOW, certain individual defendants, and the private equity sponsors and underwriters of the May 2017 initial public offering.  The actions allege violations of Sections 11, 12, and 15 of the 1933 Securities Act.  The three actions filed in New York have been consolidated as Kirkland. et al. v. WideOpenWest, Inc., et al., 653248/2018.  The other two actions, which were filed in Colorado state court, have been stayed by agreement until final resolution of the Kirkland action.  The Plaintiffs in Kirkland allege that Defendants made or caused misstatements to be made in the Registration Statement and Prospectus (“Offering Materials”) issued in connection with the IPO.  On January 17, 2019, Defendants filed an omnibus motion to dismiss all claims for failure to state causes of action which the court denied in part and granted in part on May 18, 2020, with the Company thereafter appealing those claims not dismissed. The court is considering a litigation schedule that anticipates trial in 2022 or 2023. The Company believes the plaintiffs’ claims to be without merit and is vigorously defending against them.

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

In accordance with GAAP, the Company accrues an expense for pending litigation when it determines that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Legal defense costs are expensed as incurred. None of the Company’s existing accruals for pending matters is material. The Company consistently monitors its pending litigation for the purpose of adjusting its accruals and revising its disclosures accordingly, in accordance with GAAP, when required. However, litigation is subject to uncertainty, and the outcome of any particular matter is not predictable. The Company will vigorously defend its interests in pending litigation, and the Company believes that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which it is entitled, will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a fully integrated provider of high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential customers and offer a full range of products and services to business customers. Our services are delivered across 19 markets via our advanced hybrid fiber-coax (“HFC”) network. Our footprint covers certain suburban areas within the states of Alabama, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, Ohio, South Carolina and Tennessee. At June 30, 2020, our broadband networks passed 3.2 million homes and businesses and served 844,500 customers.

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

Our advanced network offers HSD speeds up to 1 GIG (1000 Mbps) in approximately 95% of our footprint. Led by our robust HSD offering, our products are available either as a bundle or as an individual service to residential and business service customers. We continue to operate under a broadband-centric growth strategy. Based on our per subscriber economics, we believe that HSD represents the greatest opportunity to enhance profitability across our residential and business markets.

In the first quarter of 2020, we began to shift our offerings towards IP driven services in certain markets through over-the-top (“OTT”) trials, in which we offered customers HSD only service with an alternative video streaming option (e.g., Amazon Firestick). Additionally, we launched our WOW tv+ service which provides IP based video service to our customers. Our new Internet based video platform offers many advantages compared to the legacy video services we have historically provided, including an integrated customer experience for consuming video content through multiple mediums. The platform also provides for integration with android-based Internet of Things (“IoT”) devices within each customer home as well as provides operational benefits for WOW as we deploy more efficient set-top boxes and recapture bandwidth within our network.

In addition, we have entered into agreements with YouTube TV and Sling TV, alongside previous agreements with Philo and Fubo, to promote their services alongside our HSD service. These initiatives are moving WOW toward our objective of clearing our network for better bandwidth utilization, providing more desired solutions for our customers, and optimization of our customer service efforts.

During the second quarter of 2020, we continued to focus on our response to the current global health crisis related to the outbreak of coronavirus, or COVID-19. As the situation evolved and our customers adjusted to working from home and remote learning, and businesses shifted to online platforms and delivery services, WOW continued to deliver uninterrupted service while managing network bandwidth needs. Additionally, we accelerated initiatives to provide self-service options to our customers, including enhancements to our online store and the deployment of a self-installation kit.

The culmination of these efforts contributed to an increase of 24,100 HSD revenue generating units, or “RGUs” as further defined below, during the first six months of 2020. WOW recognizes that the global health crisis has accelerated the trend of consuming content over the internet. In the first half of 2020, the average percentage of HSD only new connections was approximately 72% compared to an annual 2019 average percentage of approximately 58%. Additionally, new customers are connecting at higher speeds. During the second quarter of 2020, over 80% of new customers receiving HSD only service were purchasing 200MB or higher whereas in prior quarters this percentage was approximately 50%.  WOW expects to meet capacity demands as network traffic continues to increase.

As of June 30, 2020, we are not able to fully predict the overall impact of the global health crisis on our business. While we have not seen a significant increase in delinquent payments, we have increased our allowance for doubtful accounts by an immaterial amount as a precaution resulting from uncertainty related to the potential impact of our residential and business service customers’ ability to pay for services. Additionally, while we have seen only a slight delay in the overall timing of customer payments, we are not yet able to assess the future economic impact of WOW’s agreement to suspend disconnections and collection efforts related to COVID-19.

Thus far, we have not experienced any adverse effects on our abilty to procure materials and equipment. However, we are not able to predict if we will incur delays in obtaining required materials from suppliers and vendors throughout the duration of the global health crisis.

We reviewed the provisions outlined in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and have taken advantage of the following provisions: (i) deferral of the employer’s portion of social security payroll taxes to 2021 and 2022, (ii) the interest expense limitation increase from 30% to 50%, and (iii) the acceleration of Alternative Minimum Tax refund credits to 2020. However, while we continue to evaluate the provisions of the CARES Act and other governmental relief efforts, we do not anticipate any other provisions of the CARES Act or other such relief efforts to have a significant impact on our business.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K. There have been no material changes from the critical policies described in our Form 10-K.

During the three months ended June 30, 2020, we identified a triggering event requiring an interim impairment analysis for goodwill and franchise operating rights. The Company performed both quantitative and qualitative analysis to determine if the carrying amounts of franchise operating rights were recoverable and a qualitative analysis to determine if the carrying amount of goodwill was recoverable. Based on the results of the analysis, the Company concluded that the fair value of both goodwill and franchise operating rights were in excess of their respective carrying values and as such, did not recognize an interim impairment charge. However, the Company has identified two franchise operating right reporting units that are within 10% of the estimated fair value.

Homes Passed and Subscribers

We report homes passed as the number of serviceable addresses, such as single residence homes, apartments and condominium units, and businesses passed by our broadband network and listed in our database. We report total subscribers as the number of subscribers who receive at least one of our HSD, Video or Telephony services, without regard to which or how many services they subscribe. We define each of the individual HSD subscribers, Video subscribers and Telephony subscribers as a revenue generating unit (“RGU”). The following table summarizes homes passed, total subscribers and total RGUs for our services as of each respective date and does not make adjustment for any of the Company’s acquisitions or divestitures:

	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2019(1)	2019	2019	2020	2020
Homes passed	3,199,500	3,215,500	3,237,200	3,235,200	3,237,700
Total subscribers	809,800	817,600	823,400	838,000	844,500
HSD RGUs	763,700	773,900	781,500	797,600	805,600
Video RGUs	387,100	380,800	373,800	365,800	351,700
Telephony RGUs	198,100	195,700	193,100	190,900	188,100
Total RGUs	1,348,900	1,350,400	1,348,400	1,354,300	1,345,400
(1)	The Company transitioned statistical reporting tools and standardized reporting methodologies in the third quarter of 2019. The standardized reporting led to the following decreases on June 30, 2019 subscriber and RGU counts: total subscribers (1,500), HSD RGUs (1,800), Video RGUs (1,000), and Total RGUs (2,800).

The following table displays the homes passed and subscribers related to the Company’s edge-out activities:

	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2019	2019	2019	2020	2020
Homes passed	152,600	166,600	186,900	187,700	189,700
Total subscribers	37,600	39,500	42,500	44,300	45,200
HSD RGUs	36,900	39,200	42,300	44,000	44,900
Video RGUs	17,800	18,100	18,700	19,200	19,100
Telephony RGUs	5,500	7,100	7,500	7,800	7,800
Total RGUs	60,200	64,400	68,500	71,000	71,800

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

Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our cable systems were 93% and 92% of total revenue for the six months ended June 30, 2020 and 2019, respectively. The remaining percentage of non-subscription revenue is derived primarily from other business services, line assurance warranty services and advertising placement.

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

Depreciation and amortization includes depreciation of our broadband networks and equipment, buildings and leasehold improvements and amortization of other intangible assets with definite lives primarily related to acquisitions. Depreciation and amortization expense is presented separately from operating and selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

We control our costs of operations by maintaining strict controls on expenditures. More specifically, we are focused on managing our cost structure by improving workforce productivity, increasing the effectiveness of our purchasing activities and maintaining discipline in customer acquisition. We expect programming expenses to continue to increase per Video subscriber due to a variety of factors, including increased demands by owners of some broadcast stations for carriage of other services or payments to those broadcasters for retransmission consent and annual increases imposed by programmers with additional selling power as a result of media consolidation. We have not been able to fully pass these increases on to our customers without the loss of customers, nor do we expect to be able to do so in the future.

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2020 and 2019:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
Revenue	$282.0	$289.7	$566.5	$576.9
Costs and expenses:
Operating (excluding depreciation and amortization)	146.7	144.4	295.8	293.6
Selling, general and administrative	43.0	47.6	89.2	93.1
Depreciation and amortization	56.8	50.9	112.6	100.6
Gain on sale of operating assets, net	—	(0.2)	—	(3.6)
	246.5	242.7	497.6	483.7
Income from operations	35.5	47.0	68.9	93.2
Other income (expense):
Interest expense	(32.4)	(36.0)	(65.9)	(71.6)
Gain on sale of assets, net	0.4	—	0.7	—
Other income, net	0.1	1.9	0.8	2.7
Income before provision for income tax	3.6	12.9	4.5	24.3
Income tax expense	(1.4)	(3.2)	(2.2)	(6.2)
Net income	$2.2	$9.7	$2.3	$18.1

Revenue

Revenue for the three and six months ended June 30, 2020 decreased $7.7 million, or 3%, and $10.4 million, or 2%, respectively, as compared to the corresponding periods in 2019 as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
Residential subscription	$228.4	$232.1	$457.2	$463.6
Business services subscription	35.5	34.3	71.3	68.0
Total subscription	263.9	266.4	528.5	531.6
Other business services	6.4	7.1	12.9	14.2
Other	11.7	16.2	25.1	31.1
	$282.0	$289.7	$566.5	$576.9

Subscription Revenue

Total subscription revenue decreased $2.5 million, or 1%, and $3.1 million or 1%, during the three and six months ended June 30, 2020, as compared to the corresponding periods in 2019. The decreases were driven by a $14.1 million and $26.1 million shift in the service offering mix, respectively, as we continue to experience a reduction in Video and Telephony RGUs. The service offering mix is partially offset by a $2.1 million and $6.8 million increase in average revenue per unit (“ARPU”), respectively as HSD acquisition sell-in ARPU has increased coupled with periodic service rate increases, and a $9.5 million and $16.2 million increase in volume attributable almost exclusively to the addition of HSD subscribers. ARPU is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period.

Other Business Services

Other business services revenue decreased $0.7 million, or 10% and $1.3 million, or 9%, during the three and six months ended June 30, 2020, as compared to the corresponding periods in 2019. The decreases in each period were primarily due to decreases in data center revenue.

Other

Other revenue decreased $4.5 million, or 28% and $6.0 million, or 19%, during the three and six months ended June 30, 2020, as compared to the corresponding periods in 2019, primarily due to a decrease in advertising and late fee revenue. The reduction of late fee revenue in each period is attributable to the Company’s participation in the “FCC” pledge effective March 12, 2020 to stop charging late fees to customers affected by the global health crisis.

Operating expenses (excluding depreciation and amortization)

Operating expenses (excluding depreciation and amortization) increased $2.3 million, or 2%, and $2.2 million, or 1%, during the three and six months ended June 30, 2020, as compared to the corresponding periods in 2019. We recorded additional bad debt expense of $2.1 million and $5.3 million during the three and six months ended June 30, 2020, respectively related to trade accounts receivable and non-trade accounts receivable as a result of uncertainties around the economic positions of our customers impacted by the global health crisis. In addition the Company incurred additional costs associated with hardware and software expense and third-party service providers due to the global pandemic. These increases were offset by decreases in direct operating expenses, specifically programming expense.

Incremental contribution

Incremental contribution is defined as subscription services revenue less costs directly incurred from third parties in connection with the provision of such services to our customers (service direct expense). Incremental contribution increased $1.9 million, or 1%, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and $6.3 million, or 2% during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

The increase is primarily due to the decrease in programming expense resulting from reduced Video RGUs, partially offset by the decrease in subscription services revenue. Programming expense decreased from $92.4 million for the three months ended June 30, 2019 to $87.9 million for the three months ended June 30, 2020 and $187.1 million for the six months ended June 30, 2019 to $177.7 million for the six months ended June 30, 2020.

Selling, general and administrative (SG&A) expenses

Selling, general and administrative expenses decreased $4.6 million, or 10%, and $3.9 million, or 4%, during the three and six months ended June 30, 2020, respectively, compared to the corresponding periods in 2019. The decreases are primarily attributable to decreased compensation, restructuring, and travel and entertainment expenses, partially offset by an increase in marketing expense.

Depreciation and amortization expenses

Depreciation and amortization expenses increased $5.9 million, or 12%, and $12.0 million, or 12%, during the three and six months ended June 30, 2020, respectively, compared to the corresponding periods in 2019. The increases are primarily attributable to assets placed in service in the fourth quarter of 2019 combined with an increase of equipment and vehicle lease activity.

Interest expense

Interest expense decreased $3.6 million, or 10%, and $5.7 million, or 8%, during the three and six months ended June 30, 2020, respectively, compared to the corresponding periods in 2019. The decreases are primarily due to lower interest rates during the three and six months ended June 30, 2020 compared to the corresponding periods in 2019.

Income tax expense

We reported income tax expense of $1.4 million and $3.2 million for the three months ended June 30, 2020 and 2019, respectively, and income tax expense of $2.2 million and $6.2 million for the six months ended June 30, 2020 and 2019, respectively. The Company’s effective federal and state income tax rate during the three and six months ended June 30, 2020 is primarily related to a reduction in income for the six months ended, a decrease in expected tax benefits on stock-based compensation, and an additional valuation allowance related to certain state deferred tax assets.

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

Adjusted EBITDA

The following table provides a reconciliation of adjusted EBITDA to net income or loss, which is the most directly comparable GAAP measure, for the three and six months ended June 30, 2020 and 2019:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
Net income	$2.2	$9.7	$2.3	$18.1
Depreciation and amortization	56.8	50.9	112.6	100.6
Gain on sale of operating assets, net	—	(0.2)	—	(3.6)
Interest expense	32.4	36.0	65.9	71.6
Gain on sale of assets, net	(0.4)	—	(0.7)	—
Non-recurring professional fees, M&A integration and restructuring expense	6.0	8.4	13.2	16.9
Non-cash stock compensation	3.0	2.8	5.7	4.9
Other income, net	(0.1)	(1.9)	(0.8)	(2.7)
Income tax expense	1.4	3.2	2.2	6.2
Adjusted EBITDA	$101.3	$108.9	$200.4	$212.0

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

The following table provides a reconciliation of incremental contribution to income from operations, which is the most directly comparable GAAP measure, for the three and six months ended June 30, 2020 and 2019:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
Income from operations	$35.5	$47.0	$68.9	$93.2
Revenue (excluding subscription revenue)	(18.1)	(23.3)	(38.0)	(45.3)
Other non-allocated operating expense (excluding depreciation and amortization)	51.9	45.2	104.6	93.0
Selling, general and administrative	43.0	47.6	89.2	93.1
Depreciation and amortization	56.8	50.9	112.6	100.6
Loss (gain) on sale of assets, net	—	(0.2)	—	(3.6)
Incremental contribution	$169.1	$167.2	$337.3	$331.0

Liquidity and Capital Resources

At June 30, 2020, we had $134.1 million in current assets, including $39.6 million in cash and cash equivalents, and $229.9 million in current liabilities. Our outstanding consolidated debt and finance lease obligations aggregated to $2,307.5 million, of which $33.1 million is classified as current in our unaudited condensed consolidated balance sheet as of such date.

We are required to prepay principal amounts under our Senior Secured Credit Facilities credit agreement if we generate excess cash flow, as defined in the credit agreement. As of June 30, 2020, we had borrowing capacity of $215.5 million under our Revolving Credit Facility and were in compliance with all our debt covenants. Thus far, we have not experienced significant effects on our liquidity as a result of the global health crisis. We made a precautionary drawing of $50.0 million on our revolving credit facility in April 2020 in response to the uncertainty in the capital markets and future economic conditions. We re-paid this precautionary draw in June 2020 based on the stability of the capital markets and further understanding of the impact of the global health crisis on the business. Accordingly, we believe that we have sufficient resources to fund our obligations and anticipated liquidity requirements in the foreseeable future in light of the current economic uncertainties.

Historical Operating, Investing, and Financing Activities

Operating Activities

Net cash provided by operating activities increased from $119.0 million for the six months ended June 30, 2019 to $127.3 million for the six months ended June 30, 2020. The increase is primarily due to timing differences of our receivables and payables.

Investing Activities

Net cash used in investing activities increased from $109.7 million for the six months ended June 30, 2019 to $115.9 million for the six months ended June 30, 2020. The change is primarily attributable to proceeds from the sale of the Chicago fiber assets received during the first six months of 2019.

We have ongoing capital expenditure requirements related to the maintenance, expansion and technological upgrades of our network. Capital expenditures are funded primarily through a combination of cash on hand and cash flow from operations. Our capital expenditures were $115.2 million and $127.7 million for the six months ended June 30, 2020 and 2019, respectively. The $12.5 million decrease from the six months ended June 30, 2019 to the six months ended June 30, 2020 is primarily due to a decrease in edge-out expenditures partially offset by an increase in HSD customer premise equipment (“CPE”) purchases to ensure the Company received  the necessary equipment to meet customer demand in light of the coronavirus outbreak and mitigate against potential supply chain issues. Additionally, the Company is no longer incurring costs in relation to the Construction Services Agreement as it was completed during the third quarter of 2019. Capital expenditures associated with the Construction Services Agreement were recognized within the business services capital expenditure category in 2019.

The following table sets forth additional information regarding our capital expenditures for the periods presented:

	Six months ended
	June 30,
	2020	2019
Capital Expenditures
Customer premise equipment(1)	$70.4	$55.9
Scalable infrastructure(2)	12.8	9.2
Line extensions(3)	9.2	31.7
Support capital and other(4)	22.8	30.9
Total	$115.2	$127.7
Capital expenditures included in total related to:
Edge-outs(5)	$4.7	$15.7
Business services(6)	$9.4	$20.6
(1)	Customer premise equipment (“CPE”) includes equipment and installation costs incurred to deliver services to residential and business services customers. CPE includes the costs of acquiring and installing our set-top boxes and modems, as well as the cost of customer connections to our network.

(2)	Scalable infrastructure includes costs, not directly related to customer acquisition activity, to support new customer growth and provide service enhancements (e.g., headend equipment).
(3)	Line extensions include costs associated with new home development within our footprint and edge-outs (e.g., fiber / coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(4)	Support capital and other includes costs to modify or replace existing HFC network, including enhancements, and all other costs to support day-to-day operations, including land, buildings, vehicles, office equipment, tools and test equipment.
(5)	Edge-outs represent costs to extend our network into new adjacent service areas, including the associated CPE.
(6)	Business services represent costs associated with the build-out of our network to support business services customers, including the associated CPE.

Financing Activities

The change from net cash used in financing activities of $9.5 million for the six months ended June 30, 2019 to net cash provided by financing activities of $7.2 million for the six months ended June 30, 2020, is primarily due to an increase in net borrowings of $16.3 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of June 30, 2020, borrowings under our Term B Loans and Revolving Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate (which is subject to a minimum rate of 1.00% for Term B Loans) or an ABR (which is subject to a minimum rate of 1.00% for Term B Loans), plus the applicable margin. The applicable margins for the Term B Loans is 3.25% for adjusted LIBOR loans and 2.25% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility is 3.00% for adjusted LIBOR loans and 2.00% for ABR loans. We manage the impact of interest rate changes on earnings and operating cash flows by entering into derivative instruments to protect against increases in the interest rates on our variable rate debt. We use interest rate swaps, where we receive variable rate amounts in exchange for fixed rate payments. As of June 30, 2020, after considering our interest rate swaps, approximately 40% of our Senior Secured Credit Facility is still variable rate debt. A hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of June 30, 2020) would result in an annual interest expense change of up to approximately $9.7 million on our Senior Secured Credit Facility.

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

Our management, with the participation of the Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2020. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were effective as of June 30, 2020. Our management has concluded that the unaudited condensed consolidated financial statements included in this quarterly filing fairly represent in all material respects our financial position, results of operations, cash flows and changes in shareholders’ deficit as of and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the second quarter of 2020.

PART II

Item 1. Legal Proceedings

IPO Shareholder Class Action.  Beginning in June 2018, four different plaintiffs’ firms filed five separate class-action lawsuits against WOW, certain individual defendants, and the private equity sponsors and underwriters of the May 2017 initial public offering.  The actions allege violations of Sections 11, 12, and 15 of the 1933 Securities Act.  The three actions filed in New York have been consolidated as Kirkland. et al. v. WideOpenWest, Inc., et al., 653248/2018 in the federal court in the Southern District of New York.  The other two actions, which were filed in Colorado state court, have been stayed by agreement until final resolution of the Kirkland action.  The Plaintiffs in Kirkland allege that Defendants made or caused misstatements to be made in the Registration Statement and Prospectus (“Offering Materials”) issued in connection with the IPO.  On January 17, 2019, Defendants filed an omnibus motion to dismiss all claims for failure to state causes of action which the court denied in part and granted in part on May 18, 2020, with the Company thereafter appealing those claims not dismissed. The court is considering a litigation schedule that anticipates trial in 2022 or 2023. The Company believes plaintiffs claims to be without merit and is vigorously defending against them.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2019 includes “Risk Factors” under Item 1A of Part 1. The Company identified an additional risk factor related to public health threats or outbreaks of communicable diseases which is included in our quarterly Form 10-Q for the period ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table presents WOW’s purchases of equity securities completed during the second quarter of 2020 (dollars in millions, except per share amounts):

				Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet be
	Number of Shares	Average Price	Purchased as Part of Publicly	Purchased Under the Plans
Period	Purchased (1)	Paid per Share	Announced Plans or Programs	or Programs
April 1 - 30, 2020	26,263	$4.77	—	$—
May 1 - 31, 2020	3,584	$5.84	—	$—
June 1 - 30, 2020	17,070	$5.46	—	$—
(1)	Shares represent shares withheld from employees for the payment of taxes upon the vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	Letter Agreement of Employment between the Company and John Rego (incorporated by reference to the Company’s current report on Form 8-K filed on June 4, 2020, File Number 001-38101)
31.1*	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from WideOpenWest, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020, filed with the Securities and Exchange Commission on August 3, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the unaudited Condensed Consolidated Balance Sheets; (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit; (v) the unaudited Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the unaudited Condensed Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST, INC.

August 3, 2020	By:	/s/ TERESA ELDER
Teresa Elder
Chief Executive Officer

	By:	/s/ JOHN REGO
John Rego
Chief Financial Officer