Form 10-Q
period 2020-09-30
WideOpenWest, Inc.
filed 2020-11-05
CIK 1701051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of outstanding shares of the registrant’s common stock as of October 29, 2020 was 86,845,019.

WIDEOPENWEST, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2020

This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2020. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to “WOW,” “we,” “us,” “our,” or “the Company” are to WideOpenWest, Inc. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not historical facts contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events. Such statements involve certain risks, uncertainties and assumptions. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to:

●	the wide range of competition we face;
●	competitors that are larger and possess more resources;
●	competition for the leisure and entertainment time of audiences;
●	whether our edge-out strategy will succeed;
●	dependence upon a business services strategy, including our ability to secure new businesses as customers;
●	demand for our broadband communications services may be lower than we expect;
●	our ability to respond to rapid technological change; including our ability to develop and deploy new products and technologies;
●	increases in programming and retransmission costs;
●	the effects of regulatory changes in our business;
●	our substantial level of indebtedness;
●	certain covenants in our debt documents;
●	programming exclusivity in favor of our competitors;
●	inability to obtain necessary hardware, software and operational support;
●	loss of interconnection arrangements;
●	failure to receive support from various funds established under federal and state law;
●	exposure to credit risk of customers, vendors and third parties;
●	strain on business and resources from future acquisitions or joint ventures, or the inability to identify suitable acquisitions;
●	potential impairments to our goodwill or franchise operating rights;
●	the disruption or failure of our network information systems or technologies as a result of hacking, viruses, outages or natural disasters in one or more of our geographic markets;
●	fluctuations in our stock price;
●	changes in laws and government regulations that may impact the availability and cost of capital;
●	effects of uncertain economic conditions, particularly in light of the current novel coronavirus (“COVID-19”) pandemic, and related factors (e.g., unemployment, disposable income, etc.) which may negatively affect our customers’ demand or ability to pay for our current and future products and services;
●	our ability to manage the risks involved in the foregoing; and

other factors described from time to time in our reports filed or furnished with the Securities and Exchange Commission (“SEC”), and in particular those factors set forth in the section entitled “Risk Factors” in our annual report filed on Form 10-K with the SEC on March 4, 2020 and other reports subsequently filed with the SEC, including our quarterly report on Form 10-Q filed with the SEC on May 4, 2020. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

ii

PART I-FINANCIAL INFORMATION

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2020	2019

	(in millions, except share data)
Assets
Current assets
Cash and cash equivalents	$32.9	$21.0
Accounts receivable—trade, net of allowance for doubtful accounts of $8.1 and $7.5, respectively	67.2	65.8
Accounts receivable—other, net	3.1	9.8
Prepaid expenses and other	30.2	22.1
Total current assets	133.4	118.7
Right-of-use lease assets—operating	26.6	26.5
Property, plant and equipment, net	1,079.8	1,073.7
Franchise operating rights	799.5	799.5
Goodwill	408.8	408.8
Intangible assets subject to amortization, net	2.2	2.9
Other non-current assets	49.0	41.5
Total assets	$2,499.3	$2,471.6
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable—trade	$45.9	$47.1
Accrued interest	3.8	2.7
Current portion of long-term lease liability—operating	6.6	6.1
Accrued liabilities and other	96.9	95.6
Current portion of long-term debt and finance lease obligations	34.9	30.9
Current portion of unearned service revenue	45.9	45.0
Total current liabilities	234.0	227.4
Long-term debt and finance lease obligations—less current portion and debt issuance costs	2,252.1	2,259.5
Long-term lease liability—operating	23.1	23.4
Deferred income taxes, net	198.4	192.5
Other non-current liabilities	14.2	14.7
Total liabilities	2,721.8	2,717.5
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 95,192,119 and 92,182,207 issued as of September 30, 2020 and December 31, 2019, respectively; 86,856,478 and 84,103,108 outstanding as of September 30, 2020 and December 31, 2019, respectively	0.9	0.9
Additional paid-in capital	331.1	322.8
Accumulated other comprehensive loss	(10.7)	(15.5)
Accumulated deficit	(463.1)	(474.4)
Treasury stock at cost, 8,335,641 and 8,079,099 shares as of September 30, 2020 and December 31, 2019, respectively	(80.7)	(79.7)
Total stockholders’ deficit	(222.5)	(245.9)
Total liabilities and stockholders’ deficit	$2,499.3	$2,471.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions, except per share data)
Revenue	$288.7	$285.4	$855.2	$862.3
Costs and expenses:
Operating (excluding depreciation and amortization)	140.8	138.8	436.6	432.4
Selling, general and administrative	45.0	40.6	134.2	133.7
Depreciation and amortization	58.2	50.9	170.8	151.5
Loss on sale of operating assets, net	—	8.4	—	4.8
	244.0	238.7	741.6	722.4
Income from operations	44.7	46.7	113.6	139.9
Other income (expense):
Interest expense	(32.2)	(35.8)	(98.1)	(107.4)
(Loss) gain on sale of assets, net	(0.3)	—	0.4	—
Other income, net	0.8	0.6	1.6	3.3
Income before provision for income tax	13.0	11.5	17.5	35.8
Income tax expense	(4.0)	(0.1)	(6.2)	(6.3)
Net income	$9.0	$11.4	$11.3	$29.5

Basic and diluted earnings per common share
Basic	$0.11	$0.14	$0.14	$0.37
Diluted	$0.11	$0.14	$0.14	$0.36
Weighted-average common shares outstanding
Basic	81,771,279	80,885,244	81,475,814	80,639,099
Diluted	83,030,056	81,104,905	82,533,287	81,064,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Net income	$9.0	$11.4	$11.3	$29.5
Unrealized gain (loss) on derivative instrument, net of tax	4.5	(0.7)	4.8	(12.3)
Comprehensive income	$13.5	$10.7	$16.1	$17.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

					Accumulated
		Common	Treasury	Additional	Other		Total
	Common	Stock	Stock at	Paid-in	Comprehensive	Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Loss	Deficit	Deficit

	(in millions, except share data)
Balances at January 1, 2020	84,103,108	$0.9	$(79.7)	$322.8	$(15.5)	$(474.4)	$(245.9)
Changes in accumulated other comprehensive loss	—	—	—	—	(3.0)	—	(3.0)
Stock-based compensation	—	—	—	2.7	—	—	2.7
Issuance of restricted stock, net	2,858,421	—	—	—	—	—	—
Purchase of shares	(199,520)	—	(0.7)	—	—	—	(0.7)
Net income	—	—	—	—	—	0.1	0.1
Balances at March 31, 2020(1)	86,762,009	$0.9	$(80.4)	$325.5	$(18.5)	$(474.3)	$(246.8)
Changes in accumulated other comprehensive loss	—	—	—	—	3.3	—	3.3
Stock-based compensation	—	—	—	3.0	—	—	3.0
Issuance of restricted stock, net	349,673	—	—	—	—	—	—
Purchase of shares	(46,917)	—	(0.3)	—	—	—	(0.3)
Net income	—	—	—	—	—	2.2	2.2
Balances at June 30, 2020(1)	87,064,765	$0.9	$(80.7)	$328.5	$(15.2)	$(472.1)	$(238.6)
Changes in accumulated other comprehensive loss	—	—	—	—	4.5	—	4.5
Stock-based compensation	—	—	—	2.6	—	—	2.6
Issuance of restricted stock, net	(198,182)	—	—	—	—	—	—
Purchase of shares	(10,105)	—	—	—	—	—	—
Net income	—	—	—	—	—	9.0	9.0
Balances at September 30, 2020(1)	86,856,478	$0.9	$(80.7)	$331.1	$(10.7)	$(463.1)	$(222.5)
(1)	Included in outstanding shares as of March 31, 2020, June 30, 2020 and September 30, 2020 are 5,292,277, 5,322,864 and 5,072,695, respectively, of non-vested shares of restricted stock awards granted to employees and directors.

					Accumulated
		Common	Treasury	Additional	Other		Total
	Common	Stock	Stock at	Paid-in	Comprehensive	Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Loss	Deficit	Deficit

	(in millions, except share data)
Balances at January 1, 2019	82,680,380	$0.9	$(78.1)	$312.7	$(6.5)	$(510.8)	$(281.8)
Changes in accumulated other comprehensive loss	—	—	—	—	(3.1)	—	(3.1)
Stock-based compensation	—	—	—	2.1	—	—	2.1
Issuance of restricted stock, net	1,702,482	—	—	—	—	—	—
Purchase of shares	(108,937)	—	(1.1)	—	—	—	(1.1)
Net income	—	—	—	—	—	8.4	8.4
Balances at March 31, 2019(2)	84,273,925	$0.9	$(79.2)	$314.8	$(9.6)	$(502.4)	$(275.5)
Changes in accumulated other comprehensive loss	—	—	—	—	(8.5)	—	(8.5)
Stock-based compensation	—	—	—	2.8	—	—	2.8
Issuance of restricted stock, net	239,903	—	—	—	—	—	—
Purchase of shares	(40,155)	—	(0.3)	—	—	—	(0.3)
Net income	—	—	—	—	—	9.7	9.7
Balances at June 30, 2019(2)	84,473,673	$0.9	$(79.5)	$317.6	$(18.1)	$(492.7)	$(271.8)
Changes in accumulated other comprehensive loss	—	—	—	—	(0.7)	—	(0.7)
Stock-based compensation	—	—	—	2.9	—	—	2.9
Issuance of restricted stock, net	(170,558)	—	—	—	—	—	—
Purchase of shares	(22,309)	—	(0.1)	—	—	—	(0.1)
Net income	—	—	—	—	—	11.4	11.4
Balances at September 30, 2019(2)	84,280,806	$0.9	$(79.6)	$320.5	$(18.8)	$(481.3)	$(258.3)
(2)

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

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019

	(in millions)
Cash flows from operating activities:
Net income	$11.3	$29.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170.8	151.5
Deferred income taxes	4.5	8.0
Provision for doubtful accounts	14.3	12.5
Loss on sale of operating assets, net	—	4.8
Gain on sale of assets, net	(0.4)	—
Amortization of debt issuance costs and discount	3.6	3.6
Non-cash compensation	8.3	7.8
Changes in operating assets and liabilities:
Receivables and other operating assets	(23.0)	(27.4)
Payables and accruals	10.7	(11.1)
Net cash provided by operating activities	$200.1	$179.2
Cash flows from investing activities:
Capital expenditures	$(166.3)	$(191.1)
Proceeds from sale of Chicago fiber assets	—	21.0
Other investing activities	(0.6)	(1.3)
Net cash used in investing activities	$(166.9)	$(171.4)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$91.0	$65.0
Payments on long-term debt and finance lease obligations	(111.3)	(75.2)
Purchase of shares	(1.0)	(1.5)
Net cash used in financing activities	$(21.3)	$(11.7)
Increase (decrease) in cash and cash equivalents	11.9	(3.9)
Cash and cash equivalents, beginning of period	21.0	13.2
Cash and cash equivalents, end of period	$32.9	$9.3
Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$93.4	$107.8
Cash (received) paid during the periods for income taxes, net	$(3.4)	$1.5
Insurance proceeds received for business interruption	$—	$9.6
Non-cash operating activities:
Operating lease additions	$5.5	$9.3
Non-cash financing activities:
Finance lease additions	$13.3	$18.0
Capital expenditure accounts payable and accruals	$13.7	$11.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(unaudited)

Note 1. General Information

WideOpenWest, Inc. (“WOW” or the “Company”) is a leading broadband services provider offering high-speed data ("HSD"), cable television ("Video"), and digital telephony ("Telephony") services to residential and business customers. The Company serves customers in nineteen Midwestern and Southeastern markets in the United States. The Company manages and operates its Midwestern broadband networks in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana and Baltimore, Maryland. The Southeastern systems are located in Augusta, Columbus, Newnan and West Point, Georgia; Charleston, South Carolina; Dothan, Auburn, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida.

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

In the opinion of management, all normally recurring adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with Item 8 of the Company’s 2019 Annual Report on Form 10-K filed with the SEC on March 4, 2020.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates that affect the reported amounts and disclosures of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts and disclosures of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, including but not limited to the potential impacts arising from COVID-19. As the extent and duration of the impacts from COVID-19 remain unclear, the Company’s estimates and assumptions may evolve as conditions change and the Company is not able to fully predict the overall impact of COVID-19, the CARES Act (as defined herein), or any other current or future legislative programs relating to COVID-19 on the business. To the extent there are differences between those estimates and actual results, the unaudited condensed consolidated financial statements may be materially affected.

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)     2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance, expedients and exceptions for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update apply to all entities, subject to meeting the criteria, that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments of this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting this guidance and the potential effects it could have on its financial position, results of operations and cash flows.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company will adopt this guidance prospectively beginning January 1, 2021, and is currently evaluating the impact the adoption will have on its financial position, results of operations and cash flows.

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

Note 3. Revenue from Contracts with Customers

Revenue by Service Offering

The following table presents revenue by service offering for the three months ended September 30, 2020 and 2019, respectively:

	Three months ended September 30, 2020			Three months ended September 30, 2019
	Residential	Business	Total	Residential	Business	Total
	Subscription	Subscription	Revenue	Subscription	Subscription	Revenue

	(in millions)
HSD	$120.8	$21.8	$142.6	$109.8	$20.4	$130.2
Video	100.1	3.8	103.9	102.8	3.6	106.4
Telephony	12.7	10.3	23.0	15.1	10.7	25.8
Total subscription services revenue	$233.6	$35.9	$269.5	$227.7	$34.7	$262.4
Other business services revenue(1)	—	—	6.3	—	—	6.8
Other revenue	—	—	12.9	—	—	16.2
Total revenue	$233.6	$35.9	$288.7	$227.7	$34.7	$285.4
(1)	Includes wholesale and colocation lease revenue of $5.4 million and $5.6 million for the three months ended September 30, 2020 and 2019, respectively.

The following table presents revenue by service offering for the nine months ended September 30, 2020 and 2019, respectively:

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
	Residential	Business	Total	Residential	Business	Total
	Subscription	Subscription	Revenue	Subscription	Subscription	Revenue

	(in millions)
HSD	$352.0	$64.5	$416.5	$328.4	$59.7	$388.1
Video	298.6	11.2	309.8	316.1	10.9	327.0
Telephony	40.2	31.5	71.7	46.8	32.1	78.9
Total subscription services revenue	$690.8	$107.2	$798.0	$691.3	$102.7	$794.0
Other business services revenue(1)	—	—	19.2	—	—	21.0
Other revenue	—	—	38.0	—	—	47.3
Total revenue	$690.8	$107.2	$855.2	$691.3	$102.7	$862.3
(1)	Includes wholesale and colocation lease revenue of $16.1 million and $16.5 million for the nine months ended September 30, 2020 and 2019, respectively.

Costs of Obtaining Contracts with Customers

The following table summarizes the activity of costs of obtaining contracts with customers:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Balance at beginning of period	$45.2	$32.8	$40.7	$26.3
Deferral	4.3	6.5	14.5	16.3
Amortization	(3.1)	(2.1)	(8.8)	(5.4)
Balance at end of period	$46.4	$37.2	$46.4	$37.2

The following table presents the current and non-current portion of costs of obtaining contracts with customers as of the end of the corresponding periods:

	September 30, 2020	December 31, 2019

	(in millions)
Current costs of obtaining contracts with customers	$12.9	$10.0
Non-current costs of obtaining contracts with customers	33.5	30.7
Total costs of obtaining contracts with customers	$46.4	$40.7

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

Contract Liabilities

The following table summarizes the activity of current and non-current contract liabilities:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Balance at beginning of period	$3.6	$4.1	$4.2	$3.9
Deferral	3.7	4.1	10.4	12.0
Revenue recognized	(3.3)	(4.0)	(10.6)	(11.7)
Balance at end of period	$4.0	$4.2	$4.0	$4.2

The following table presents the current and non-current portion of contract liabilities as of the end of the corresponding periods:

	September 30, 2020	December 31, 2019

	(in millions)
Current contract liabilities	$3.4	$3.6
Non-current contract liabilities	0.6	0.6
Total contract liabilities	$4.0	$4.2

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

A summary of expected business revenue to be recognized in future periods related to performance obligations which have not been satisfied or are partially unsatisfied as of September 30, 2020 is set forth in the table below:

	2020	2021	2022	Thereafter	Total

	(in millions)
Subscription services	$22.2	$62.9	$31.5	$15.3	$131.9
Other business services	1.0	3.3	1.5	0.5	6.3
Total expected revenue	$23.2	$66.2	$33.0	$15.8	$138.2

Provision for Doubtful Accounts

The provision for doubtful accounts and allowance for doubtful accounts are based on the aging of the individual receivables, historical trends and current and anticipated future economic conditions. The Company manages credit risk by disconnecting services to customers who are delinquent, generally after sixty days of delinquency. From March 12, 2020 through June 30, 2020, the Company suspended certain collection activities as a result of participation in the Federal Communications Commission (“FCC”) Keep Americans Connected Pledge. The FCC Pledge expired on June 30, 2020, however the Company continued to arrange payment plans for those customers impacted by COVID-19 through September 30, 2020. Individual receivables are written-off after all reasonable efforts to collect the funds have been made. Actual write-offs may differ from the amounts reserved.

The following table presents the change in the allowance for doubtful accounts for trade accounts receivable:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Balance at beginning of period	$7.8	$8.2	$7.5	$7.5
Provision charged to expense	3.4	5.2	12.5	12.5
Accounts written off, net of recoveries	(3.1)	(4.7)	(11.9)	(11.3)
Balance at end of period	$8.1	$8.7	$8.1	$8.7

The Company established an allowance for doubtful accounts for non-trade accounts receivable of $1.8 million as of September 30, 2020 that is presented within accounts receivable—other in the Company’s unaudited condensed consolidated balance sheet.

Note 4. Property, Plant and Equipment, Net

Property, plant and equipment consists of the following:

	September 30,	December 31,
	2020	2019

	(in millions)
Distribution facilities	$1,921.0	$1,780.7
Customer premise equipment	479.8	460.1
Head-end equipment	354.4	341.2
Telephony infrastructure	98.8	97.9
Computer equipment and software	158.2	146.4
Vehicles	37.2	37.0
Buildings and leasehold improvements	49.6	49.5
Office and technical equipment	34.7	33.5
Land	6.2	6.2
Construction in progress (including material inventory and other)	38.1	61.2
Total property, plant and equipment	3,178.0	3,013.7
Less accumulated depreciation	(2,098.2)	(1,940.0)
	$1,079.8	$1,073.7

Depreciation expense for the three months ended September 30, 2020 and 2019 was $58.0 million and $50.4 million, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $169.9 million and $150.1 million, respectively.

Note 5. Accrued Liabilities and Other

Accrued liabilities and other consists of the following:

	September 30,	December 31,
	2020	2019

	(in millions)
Programming costs	$32.0	$33.4
Interest rate swaps	15.0	14.7
Payroll and employee benefits	21.8	20.8
Franchise and revenue sharing fees	10.2	10.9
Other accrued liabilities	9.1	10.0
Property, income, sales and use taxes	4.9	2.4
Utility pole costs	3.9	3.4
	$96.9	$95.6

Note 6. Long-Term Debt and Finance Leases

The following table summarizes the Company’s long-term debt and finance leases:

				December 31,
	September 30, 2020			2019
	Available
	borrowing	Effective	Outstanding	Outstanding
	capacity	interest rate(1)	balance	balance

	(in millions)
Long-term debt:
Term B Loans, net(2)	$—	5.28%	$2,204.9	$2,220.3
Revolving Credit Facility(3)	235.6	3.15%	59.0	55.0
Total long-term debt	$235.6		2,263.9	2,275.3
Finance lease obligations			29.2	23.1
Total long-term debt and finance lease obligations			2,293.1	2,298.4
Debt issuance costs, net(4)			(6.1)	(8.0)
Sub-total			2,287.0	2,290.4
Less current portion			(34.9)	(30.9)
Long-term portion			$2,252.1	$2,259.5
(1)	Represents the effective interest rate in effect for all borrowings outstanding as of September 30, 2020 pursuant to each debt instrument including the applicable margin.
(2)	At September 30, 2020 and December 31, 2019 includes $6.7 million and $8.4 million of net discounts, respectively.
(3)	Available borrowing capacity at September 30, 2020 represents $300.0 million of total availability less borrowing of $59.0 million on the Revolving Credit Facility and outstanding letters of credit of $5.4 million. Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company.
(4)	At September 30, 2020 and December 31, 2019, debt issuance costs include $4.8 million and $6.0 million related to Term B Loans and $1.3 million and $2.0 million related to the Revolving Credit Facility, respectively.

The Company’s Term B loans will mature on August 19, 2023 and bear interest, at the Company’s option, at a rate equal to ABR plus 2.25% or LIBOR plus 3.25%. Borrowings under the revolving credit facility will mature on May 31, 2022 and bear interest, at the Company's option, at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%. As of September 30, 2020, the Company was in compliance with all debt covenants.

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

The following table presents restricted stock activity during the nine months ended September 30, 2020:

Number of
Unvested
Restricted Stock
Shares
Outstanding, beginning of period	3,140,168
Granted	3,523,787
Vested	(1,077,385)
Forfeited	(513,875)
Outstanding, end of period(1)	5,072,695
(1)	The total outstanding unvested shares of restricted stock awards granted to employees and directors are included in total outstanding shares as of September 30, 2020.

For restricted stock awards that contain only service conditions for vesting, the Company calculates the award fair value based on the Company’s closing stock price on the accounting grant date. The Company’s restricted stock awards generally vest ratably over a four year period based on the date of grant.

Nonvested Performance Shares

The Company granted 404,863 performance shares during the three months ended September 30, 2020 which will vest based on the Company’s achievement level relative to the following performance measures at December 31, 2022: 50% based upon the Company’s Total Shareholder Return (“TSR”) relative to the TSRs of the Company’s peer group and 50% based on the Company’s three-year cumulative EBITDA metric. EBITDA is defined as net income (loss) before net interest expense, income taxes, depreciation and amortization (including impairments), impairment losses on intangibles and goodwill, management fees to related party, the write-up or write-off of any asset, loss on early extinguishment of debt, integration and restructuring expenses and all non-cash charges and expenses (including stock compensation expense) and certain other income and expenses. Upon achievement of the minimum threshold performance metric, the grantee may earn 50% to 200% of their respective target shares based on the performance goal.

The performance shares based on relative TSR performance have a market condition and are valued using a Monte Carlo simulation model on the grant date, which resulted in a grant date fair value of $8.91 per share. The estimated fair value is amortized to expense over the three-year vesting period, which ends on December 31, 2022. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the performance shares with a market condition: risk-free interest rate of 0.12%, volatility factors in the expected market price of the Company's common shares of 63.27% and an expected life of three years.

The performance shares based on three-year cumulative EBITDA have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common stock on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At September 30, 2020, achievement of the performance condition for the performance shares granted during the three months ended September 30, 2020 was deemed probable.

The Company recorded $2.6 million and $2.9 million for the three months ended September 30, 2020 and 2019, respectively, and recorded $8.3 million and $7.8 million for the nine months ended September 30, 2020 and 2019, respectively of non-cash stock-based compensation expense which is reflected in selling, general and administrative expense in the Company’s unaudited condensed consolidated statements of operations.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions, except share data)
Net income	$9.0	$11.4	$11.3	$29.5

Basic weighted-average shares	81,771,279	80,885,244	81,475,814	80,639,099
Effect of dilutive securities:
Restricted stock awards	1,258,777	219,661	1,057,473	425,589
Diluted weighted-average shares	83,030,056	81,104,905	82,533,287	81,064,688

Basic earnings per share	$0.11	$0.14	$0.14	$0.37
Diluted earnings per share	$0.11	$0.14	$0.14	$0.36

The dilutive effect of the potential common shares from the performance shares is included in diluted earnings per share upon the satisfaction of certain performance and market conditions. These conditions are evaluated at each reporting period and if the conditions have been satisfied during the reporting period, the number of contingently issuable shares are included in the computation of diluted earnings per share. As of September 30, 2020, the Company determined the performance and market conditions were not met, therefore, none of the contingently issuable performance shares were included in the computation of diluted earnings per share.

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

The Company’s derivative instrument is accounted for at fair value on a recurring basis and classified within Level 2 of the valuation hierarchy and was valued at $15.0 million and $20.8 million as of September 30, 2020 and December 31, 2019, respectively. The fair value of the derivative instrument is measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curves as of September 30, 2020. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

The estimated fair value of the Company’s long-term debt is based on dealer quotes considering current market rates for the Company’s credit facility and is classified as Level 2. The inputs used to determine the fair value of the Company’s aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets. The fair value of the Company’s long-term debt was valued at $2,181.2 million and $2,220.3 million as of September 30, 2020 and December 31, 2019, respectively. Long-term debt fair value does not include debt issuance costs and discounts.

There were no transfers into or out of Level 1, 2 or 3 during the periods ended September 30, 2020 and December 31, 2019.

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

As of September 30, 2020, the Company is the fixed rate payor on two interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on the Company’s total long-term debt of $2,270.6 million, not including debt issuance costs and discounts. These contracts fix approximately 60% of the Company’s term loan variable rate exposure at 2.7% and have an expiration date of May 2021. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments. As all of the critical terms of each of the derivative instruments matched the underlying terms of the hedged debt and related forecasted interest payments, these hedges were considered highly effective. Based on LIBOR-based swap yield curves as of September 30, 2020, the Company expects to reclassify losses of $15.0 million out of accumulated other comprehensive loss (“AOCL”) into earnings within the next 12 months.

The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the unaudited condensed consolidated balance sheet as of September 30, 2020 and December 31, 2019.

		Fair Value	Fair Value
		Accrued	Other
	Notional	Liabilities	Non-current
	Amount	and Other	Liabilities

Derivatives Designated as Hedging Instruments	(in millions)
Interest rate swap contracts as of September 30, 2020	$1,327.0	$15.0	$—
Interest rate swap contracts as of December 31, 2019	$1,337.2	$14.7	$6.1

Gains (losses) on derivatives designated as cash flow hedges included in the unaudited condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019 are shown in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Interest rate swap contracts(1)	(in millions)
Gain (loss) recorded in AOCL on derivatives, before tax	$5.7	$(0.3)	$6.1	$(16.7)
Tax impact	(1.2)	(0.4)	(1.3)	4.4
Gain (loss) recorded in AOCL on derivatives, net	4.5	(0.7)	4.8	(12.3)
(1)	Gains (losses) on derivatives reclassified from AOCL into income are included in “Interest expense” in the unaudited condensed consolidated statements of operations, the same line item as the earnings effect of the hedged item. Losses recognized for the three and nine months ended September 30, 2020 total $5.8 million and $15.4 million, respectively.

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

The Company reported income tax expense of $4.0 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively and $6.2 million and $6.3 million for the nine months ended September 30, 2020 and 2019, respectively. The Company’s effective federal and state income tax rate during the three and nine months ended September 30, 2020 is primarily related to a reduction in income for the nine months ended when compared to 2019, a decrease in expected tax benefits on stock-based compensation, as well as an additional valuation allowance related to certain net state deferred tax assets.

As a result of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act enacted on March 27, 2020, companies were able to request refunds of the remaining amount of refundable Alternative Minimum Tax carryforwards. Previously, the remaining amount would have been refunded between 2020 and 2021. The Company received a full refund of approximately $4.4 million during the second quarter of 2020.

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

Note 12. Commitments and Contingencies

IPO Shareholder Class Action.  Beginning in June 2018, four different plaintiffs’ firms filed five separate class-action lawsuits against WOW, certain individual defendants, and the private equity sponsors and underwriters of the May 2017 initial public offering.  The actions allege violations of Sections 11, 12, and 15 of the 1933 Securities Act.  The three actions filed in New York have been consolidated as Kirkland. et al. v. WideOpenWest, Inc., et al., 653248/2018.  The other two actions, which were filed in Colorado state court, have been stayed by agreement until final resolution of the Kirkland action.  The Plaintiffs in Kirkland allege that Defendants made or caused misstatements to be made in the Registration Statement and Prospectus issued in connection with the IPO.  On January 17, 2019, Defendants filed an omnibus motion to dismiss all claims for failure to state causes of action which the court denied in part and granted in part on May 18, 2020, with the Company thereafter appealing those claims not dismissed. The court is considering a litigation schedule that anticipates trial in 2022 or 2023. Mediation is scheduled for November 6, 2020. The Company believes the plaintiffs’ claims to be without merit and is vigorously defending against them.

Sprint Patent Infringement Claim.  On March 7, 2018, Sprint Communications Company L.P (“Sprint”) filed complaints in the U.S. District Court for the District of Delaware alleging that the Company (and other industry participants) infringe patents purportedly relating to Sprint’s Voice over Internet Protocol (“VoIP”) services. The lawsuit is part of a pattern of litigation that was initiated as far back as 2007 by Sprint against numerous broadband and telecommunications providers. The Company has multiple legal and contractual defenses and is vigorously defending against the claims. Additionally, the Company is pursuing indemnification claims against equipment providers whose equipment is implicated by the claims.  Formal discovery was completed in mid-February 2020, with the trial originally scheduled for October 2020, being moved to a yet to be determined date in the second half of 2021.  The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on the Company’s financial position, results of operations or cash flows.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading broadband services provider offering high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential customers and offer a full range of products and services to business customers. Our services are delivered across 19 markets via our advanced hybrid fiber-coax (“HFC”) network. Our footprint covers certain suburban areas within the states of Alabama, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, Ohio, South Carolina and Tennessee. At September 30, 2020, our broadband networks passed 3.2 million homes and businesses and served approximately 846,300 customers.

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

In early 2020, we initiated a shift in our offerings towards IP driven services in certain markets through over-the-top (“OTT”) trials, in which we offered customers HSD only service with an alternative video streaming option (e.g., Amazon Firestick). Additionally, we launched our WOW tv+ service which provides IP based video service to our customers. Our new Internet based video platform offers many advantages compared to the legacy video services we have historically provided, including an integrated customer experience for consuming video content through multiple mediums. The platform also provides for integration with android-based Internet of Things (“IoT”) devices within each customer home as well as provides operational benefits for WOW as we deploy more efficient set-top boxes and recapture bandwidth within our network. As of September 30, 2020, WOW tv+ is available in ten of our markets covering approximately 80% of total homes passed.

We have also entered into agreements with YouTube TV and Sling TV, alongside previous agreements with Philo and Fubo, to promote their services alongside our HSD service. These initiatives are moving us towards our objective of clearing our network for better bandwidth utilization, providing more desired solutions for our customers, and optimization of our customer service efforts.

The initiatives above align with the accelerated shift in the industry toward consumption of content over the internet and increased dependency on fast reliable HSD service to effectively work and learn from home. For the nine months ended September 30, 2020, the average percentage of HSD only new connections was approximately 77% compared to an average percentage of approximately 57% for the nine months ended September 30, 2019. Additionally, new customers are connecting at higher speeds with approximately 80% of new customers purchasing HSD only service at 200MB or higher during the second and third quarters of 2020 compared to approximately 50% in prior quarters.  WOW has met, and expects to continue to meet, capacity demands as network traffic increases.

We continue to refine our response to the continuing global health crisis related to the outbreak of coronavirus, or COVID-19, by focusing on the management of network bandwidth needs and development of self-service options for our customers. In addition to addressing the needs of our customers, WOW is addressing the needs of others within the communities that the Company operates through participation in the ACA Connects “K-12 Bridge to Broadband” initiative to connect students with online learning. ACA Connects is a trade association for small and medium-sized independent broadband providers. The initiative helps school districts and states provide internet access for students in low-income households.

As of September 30, 2020, we are not able to fully predict the overall impact of the global health crisis on our business. While we have not seen a significant increase in delinquent payments, we have increased our allowance for doubtful accounts by an immaterial amount as a precaution resulting from uncertainty related to the potential impact of our residential and business service customers’ ability to pay for services. Additionally, while we have seen only a slight delay in the overall timing of customer payments, we are not yet able to assess the future economic impact of WOW’s agreement to suspend disconnections and collection efforts related to COVID-19.

Thus far, we have not experienced any adverse effects on our ability to procure materials and equipment. However, we are not able to predict if we will incur delays in obtaining required materials from suppliers and vendors throughout the duration of the global health crisis.

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

Homes Passed and Subscribers

We report homes passed as the number of serviceable addresses, such as single residence homes, apartments and condominium units, and businesses passed by our broadband network and listed in our database. We report total subscribers as the number of subscribers who receive at least one of our HSD, Video or Telephony services, without regard to which or how many services they subscribe. We define each of the individual HSD subscribers, Video subscribers and Telephony subscribers as a revenue generating unit (“RGU”). The following table summarizes homes passed, total subscribers and total RGUs for our services as of each respective date and does not make adjustment for any of the Company’s acquisitions or divestitures:

	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
	2019	2019	2020	2020	2020
Homes passed	3,215,500	3,237,200	3,235,200	3,237,700	3,242,400
Total subscribers	817,600	823,400	838,000	844,500	846,300
HSD RGUs	773,900	781,500	797,600	805,600	808,900
Video RGUs	380,800	373,800	365,800	351,700	328,000
Telephony RGUs	195,700	193,100	190,900	188,100	182,000
Total RGUs	1,350,400	1,348,400	1,354,300	1,345,400	1,318,900

The following table displays the homes passed and subscribers related to the Company’s edge-out activities:

	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
	2019	2019	2020	2020	2020
Homes passed	166,600	186,900	187,700	189,700	190,800
Total subscribers	39,500	42,500	44,300	45,200	46,300
HSD RGUs	39,200	42,300	44,000	44,900	46,100
Video RGUs	18,100	18,700	19,200	19,100	18,900
Telephony RGUs	7,100	7,500	7,800	7,800	7,900
Total RGUs	64,400	68,500	71,000	71,800	72,900

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

●	HSD revenue consists primarily of fixed monthly fees for data service and rental of modems.
●	Video revenue consists primarily of fixed monthly fees for basic, premium and digital cable television services and rental of video converter equipment, as well as charges from optional services, such as pay-per-view, video-on-demand and other events available to the customer. The Company is required to pay certain cable franchising authorities an amount based on the percentage of gross revenue derived from video services. The Company generally passes these fees on to the customer, which is included in video revenue.
●	Telephony revenue consists primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service.
●	Other business service revenue consists primarily of monthly recurring charges for session initiated protocol, web hosting, metro Ethernet, wireless backhaul, broadband carrier services and cloud infrastructure services provided to business customers.
●	Other revenue consists primarily of revenue from line assurance warranty services provided to residential and business customers and revenue from late fees and advertising placement.

Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services were 93% and 92% of total revenue for the nine months ended September 30, 2020 and 2019, respectively. The remaining percentage of non-subscription revenue is derived primarily from other business services, line assurance warranty services and advertising placement.

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

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Revenue	$288.7	$285.4	$855.2	$862.3
Costs and expenses:
Operating (excluding depreciation and amortization)	140.8	138.8	436.6	432.4
Selling, general and administrative	45.0	40.6	134.2	133.7
Depreciation and amortization	58.2	50.9	170.8	151.5
Loss on sale of operating assets, net	—	8.4	—	4.8
	244.0	238.7	741.6	722.4
Income from operations	44.7	46.7	113.6	139.9
Other income (expense):
Interest expense	(32.2)	(35.8)	(98.1)	(107.4)
(Loss) gain on sale of assets, net	(0.3)	—	0.4	—
Other income, net	0.8	0.6	1.6	3.3
Income before provision for income tax	13.0	11.5	17.5	35.8
Income tax expense	(4.0)	(0.1)	(6.2)	(6.3)
Net income	$9.0	$11.4	$11.3	$29.5

Revenue

Revenue for the three and nine months ended September 30, 2020 increased $3.3 million, or 1%, and decreased $7.1 million, or 1%, respectively, as compared to the corresponding periods in 2019 as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Residential subscription	$233.6	$227.7	$690.8	$691.3
Business services subscription	35.9	34.7	107.2	102.7
Total subscription	269.5	262.4	798.0	794.0
Other business services	6.3	6.8	19.2	21.0
Other	12.9	16.2	38.0	47.3
	$288.7	$285.4	$855.2	$862.3

Subscription Revenue

Total subscription revenue increased $7.1 million, or 3%, and $4.0 million or 1%, during the three and nine months ended September 30, 2020, as compared to the corresponding periods in 2019. The increases were driven by a $15.2 million and $22.3 million increase in average revenue per unit (“ARPU”), respectively as HSD acquisition sell-in ARPU has increased coupled with periodic Video service rate increases, and a $10.0 million and $25.7 million increase in volume attributable almost exclusively to the addition of HSD subscribers. ARPU is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period. These increases were partially offset by a $18.1 million and $44.0 million shift in service offering mix, respectively, as we continue to experience a reduction in Video and Telephony RGUs.

Other Business Services

Other business services revenue decreased $0.5 million, or 7% and $1.8 million, or 9%, during the three and nine months ended September 30, 2020, as compared to the corresponding periods in 2019. The decreases in each period were primarily due to decreases in data center revenue.

Other

Other revenue decreased $3.3 million, or 20% and $9.3 million, or 20%, during the three and nine months ended September 30, 2020, as compared to the corresponding periods in 2019, primarily due to decreases in advertising, late fee and line assurance revenue. The reduction of late fee revenue in the year to date period is attributable to the Company’s participation in the FCC pledge from March 12, 2020 to June 30, 2020 to stop charging late fees to customers affected by the global health crisis.

Operating expenses (excluding depreciation and amortization)

Operating expenses (excluding depreciation and amortization) increased $2.0 million, or 1%, and $4.2 million, or 1%, during the three and nine months ended September 30, 2020, as compared to the corresponding periods in 2019. During the third quarter of 2019, the Company finalized the insurance claim related to the damages incurred from Hurricane Michael, receiving approximately $6.5 million of business interruption insurance proceeds during the quarter. During the three and nine months ended September 30, 2020, the Company incurred lower direct expenses, specifically programming expense, partially offset by increased hardware and software and third-party service provider expense.

Incremental contribution

Incremental contribution is defined as subscription services revenue less costs directly incurred from third parties in connection with the provision of such services to our customers (service direct expense). Incremental contribution increased $12.4 million, or 7%, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and $18.7 million, or 4% during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

The increase is primarily due to an increase in HSD subscription revenue combined with the decrease in programming expense. Programming expense decreased from $88.8 million for the three months ended September 30, 2019 to $83.9 million for the three months ended September 30, 2020 and $275.9 million for the nine months ended September 30, 2019 to $261.6 million for the nine months ended September 30, 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $4.4 million, or 11%, and $0.5 million during the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods in 2019. The increases are primarily attributable to increases in costs associated with digital transformation initiatives and marketing expense, partially offset by decreased restructuring and travel and entertainment expenses.

Depreciation and amortization expenses

Depreciation and amortization expenses increased $7.3 million, or 14%, and $19.3 million, or 13%, during the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods in 2019. The increases are primarily attributable to assets placed in service in the fourth quarter of 2019 combined with an increase of equipment and vehicle lease activity.

Loss on sale of operating assets

On December 14, 2017, we sold a portion of our Chicago fiber network to a subsidiary of Verizon for $225.0 million in cash. In addition, we and a subsidiary of Verizon entered into a Construction Services Agreement pursuant to which we agreed to complete the build-out of the network in exchange for $50.0 million (which approximated our remaining estimate to complete the network build-out), recognized over time as the remaining network elements were completed and accepted. The Company completed the network build-out as of September 30, 2019. We recognized a $2.5 million loss for the nine months ended September 30, 2019 as a result of the completion and acceptance of such elements during 2019.

Interest expense

Interest expense decreased $3.6 million, or 10%, and $9.3 million, or 9%, during the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods in 2019. The decreases are primarily due to lower interest rates during the three and nine months ended September 30, 2020 compared to the corresponding periods in 2019.

Income tax expense

We reported income tax expense of $4.0 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and income tax expense of $6.2 million and $6.3 million for the nine months ended September 30, 2020 and 2019, respectively. The Company’s effective federal and state income tax rate during the three and nine months ended September 30, 2020 is primarily related to a reduction in income for the nine months ended when compared to 2019, a decrease in expected tax benefits on stock-based compensation, and an additional valuation allowance related to certain state deferred tax assets.

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

Adjusted EBITDA

The following table provides a reconciliation of adjusted EBITDA to net income or loss, which is the most directly comparable GAAP measure, for the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Net income	$9.0	$11.4	$11.3	$29.5
Depreciation and amortization	58.2	50.9	170.8	151.5
Loss on sale of operating assets, net	—	8.4	—	4.8
Interest expense	32.2	35.8	98.1	107.4
Loss (gain) on sale of assets, net	0.3	—	(0.4)	—
Non-recurring professional fees, M&A integration and restructuring expense	8.0	5.3	21.2	22.2
Non-cash stock compensation	2.6	2.9	8.3	7.8
Other income, net	(0.8)	(0.6)	(1.6)	(3.3)
Income tax expense	4.0	0.1	6.2	6.3
Adjusted EBITDA	$113.5	$114.2	$313.9	$326.2

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

The following table provides a reconciliation of incremental contribution to income from operations, which is the most directly comparable GAAP measure, for the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Income from operations	$44.7	$46.7	$113.6	$139.9
Revenue (excluding subscription revenue)	(19.2)	(23.0)	(57.2)	(68.3)
Other non-allocated operating expense (excluding depreciation and amortization)	50.5	43.2	155.1	136.2
Selling, general and administrative	45.0	40.6	134.2	133.7
Depreciation and amortization	58.2	50.9	170.8	151.5
Loss on sale of operating assets, net	—	8.4	—	4.8
Incremental contribution	$179.2	$166.8	$516.5	$497.8

Liquidity and Capital Resources

At September 30, 2020, we had $133.4 million in current assets, including $32.9 million in cash and cash equivalents, and $234.0 million in current liabilities. Our outstanding consolidated debt and finance lease obligations aggregated to $2,287.0 million, of which $34.9 million is classified as current in our unaudited condensed consolidated balance sheet as of such date.

We are required to prepay principal amounts under our Senior Secured Credit Facilities credit agreement if we generate excess cash flow, as defined in the credit agreement. As of September 30, 2020, we had borrowing capacity of $235.6 million under our Revolving Credit Facility and were in compliance with all our debt covenants. Thus far, we have not experienced significant effects on our liquidity as a result of the global health crisis. Accordingly, we believe that we have sufficient resources to fund our obligations and anticipated liquidity requirements in the foreseeable future in light of the current economic uncertainties.

Historical Operating, Investing, and Financing Activities

Operating Activities

Net cash provided by operating activities increased from $179.2 million for the nine months ended September 30, 2019 to $200.1 million for the nine months ended September 30, 2020. The increase is primarily due to timing differences of our receivables and payables.

Investing Activities

Net cash used in investing activities decreased from $171.4 million for the nine months ended September 30, 2019 to $166.9 million for the nine months ended September 30, 2020. The change is primarily attributable to a decrease in capital expenditures partially offset by proceeds from the sale of the Chicago fiber assets received during the first nine months of 2019.

We have ongoing capital expenditure requirements related to the maintenance, expansion and technological upgrades of our network. Capital expenditures are funded primarily through a combination of cash on hand and cash flow from operations. Our capital expenditures were $166.3 million and $191.1 million for the nine months ended September 30, 2020 and 2019, respectively. The $24.8 million decrease from the nine months ended September 30, 2019 to the nine months ended September 30, 2020 is primarily due to a decrease in edge-out expenditures partially offset by an increase in HSD customer premise equipment (“CPE”) purchases to ensure the Company received  the necessary equipment to meet customer demand in light of the coronavirus outbreak and mitigate against potential supply chain issues. Additionally, the Company is no longer incurring costs in relation to the Construction Services Agreement as it was completed during the third quarter of 2019. Capital expenditures associated with the Construction Services Agreement were recognized within the business services capital expenditure category in 2019.

The following table sets forth additional information regarding our capital expenditures for the periods presented:

	Nine months ended
	September 30,
	2020	2019
Capital Expenditures
Customer premise equipment(1)	$97.9	$87.0
Scalable infrastructure(2)	21.9	13.4
Line extensions(3)	11.9	48.7
Support capital and other(4)	34.6	42.0
Total	$166.3	$191.1
Capital expenditures included in total related to:
Edge-outs(5)	$6.5	$27.6
Business services(6)	$12.2	$27.2

(1)	Customer premise equipment (“CPE”) includes equipment and installation costs incurred to deliver services to residential and business services customers. CPE includes the costs of acquiring and installing our set-top boxes and modems, as well as the cost of customer connections to our network.
(2)	Scalable infrastructure includes costs, not directly related to customer acquisition activity, to support new customer growth and provide service enhancements (e.g., headend equipment).
(3)	Line extensions include costs associated with new home development within our footprint and edge-outs (e.g., fiber / coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(4)	Support capital and other includes costs to modify or replace existing HFC network, including enhancements, and all other costs to support day-to-day operations, including land, buildings, vehicles, office equipment, tools and test equipment.
(5)	Edge-outs represent costs to extend our network into new adjacent service areas, including the associated CPE.
(6)	Business services represent costs associated with the build-out of our network to support business services customers, including the associated CPE.

Financing Activities

Net cash used in financing activities increased from $11.7 million for the nine months ended September 30, 2019 to $21.3 million for the nine months ended September 30, 2020 primarily due to an increase in net repayments of $10.1 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of September 30, 2020, borrowings under our Term B Loans and Revolving Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate (which is subject to a minimum rate of 1.00% for Term B Loans) or an ABR (which is subject to a minimum rate of 1.00% for Term B Loans), plus the applicable margin. The applicable margins for the Term B Loans are 3.25% for adjusted LIBOR loans and 2.25% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility is 3.00% for adjusted LIBOR loans and 2.00% for ABR loans. We manage the impact of interest rate changes on earnings and operating cash flows by entering into derivative instruments to protect against increases in the interest rates on our variable rate debt. We use interest rate swaps, where we receive variable rate amounts in exchange for fixed rate payments. As of September 30, 2020, after considering our interest rate swaps, approximately 40% of our Senior Secured Credit Facility is still variable rate debt. A hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of September 30, 2020) would result in an annual interest expense change of up to approximately $9.4 million on our Senior Secured Credit Facility.

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

Our management, with the participation of the Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2020. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the third quarter of 2020.

PART II

Item 1. Legal Proceedings

IPO Shareholder Class Action.  Beginning in June 2018, four different plaintiffs’ firms filed five separate class-action lawsuits against WOW, certain individual defendants, and the private equity sponsors and underwriters of the May 2017 initial public offering.  The actions allege violations of Sections 11, 12, and 15 of the 1933 Securities Act.  The three actions filed in New York have been consolidated as Kirkland. et al. v. WideOpenWest, Inc., et al., 653248/2018 in the federal court in the Southern District of New York.  The other two actions, which were filed in Colorado state court, have been stayed by agreement until final resolution of the Kirkland action.  The Plaintiffs in Kirkland allege that Defendants made or caused misstatements to be made in the Registration Statement and Prospectus issued in connection with the IPO.  On January 17, 2019, Defendants filed an omnibus motion to dismiss all claims for failure to state causes of action which the court denied in part and granted in part on May 18, 2020, with the Company thereafter appealing those claims not dismissed. The court is considering a litigation schedule that anticipates trial in 2022 or 2023. Mediation is scheduled for November 6, 2020. The Company believes plaintiffs claims to be without merit and is vigorously defending against them.

Sprint Patent Infringement Claim.  On March 7, 2018, Sprint Communications Company L.P (“Sprint”) filed complaints in the U.S. District Court for the District of Delaware alleging that the Company (and other industry participants) infringe patents purportedly relating to Sprint’s Voice over Internet Protocol (“VoIP”) services. The lawsuit is part of a pattern of litigation that was initiated as far back as 2007 by Sprint against numerous broadband and telecommunications providers. The Company has multiple legal and contractual defenses and is vigorously defending against the claims. Additionally, the Company is pursuing indemnification claims against equipment providers whose equipment is implicated by the claims.  Formal discovery was completed in mid-February 2020, with the trial originally scheduled for October 2020, being moved to a yet to be determined date in the second half of 2021.  The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on the Company’s financial position, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table presents WOW’s purchases of equity securities completed during the third quarter of 2020 (dollars in millions, except per share amounts):

				Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet be
	Number of Shares	Average Price	Purchased as Part of Publicly	Purchased Under the Plans
Period	Purchased (1)	Paid per Share	Announced Plans or Programs	or Programs
July 1 - 31, 2020	4,897	$5.46	—	$—
August 1 - 31, 2020	3,786	$5.75	—	$—
September 1 - 30, 2020	1,422	$5.19	—	$—
(1)	Shares represent shares withheld from employees for the payment of taxes upon the vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 4, 2020, the Compensation Committee of our Board of Directors approved a form of Performance Unit Award Agreement (“Performance Award Agreement”) based on the Company’s cumulative EBITDA (as defined therein) and its total shareholder return, units of which would be issued from time to time under the Company’s 2017 Omnibus Incentive Plan. Under the terms of the Performance Award Agreement, the Company may issue restricted stock units (“performance units”), which performance units will be earned or forfeited based on the Company’s performance relative to (i) certain three-year cumulative EBITDA targets of the Company for 2020, 2021 and 2022 (such performance units, the “EBITDA Units”), and (ii) the total shareholder return (“TSR”) performance of the Company in comparison to the provided peer group therein between January 1, 2020 and December 31, 2022 (such performance units, the “TSR Units”).  With respect to each of the EBITDA Units and TSR Units, upon achievement of the minimum threshold performance metric, grantees may earn 50% to 200% of their respective target equity awards based on the performance goal.  The performance units will be earned and vested or forfeited, as applicable, upon the Compensation Committee’s determination of final three-year performance metrics in early 2023 and, to the extent earned, the grantee will be entitled to one share of common stock for each performance unit earned no later than March 15, 2023.

Generally, in the event of a termination without cause following a change in control, performance units will be earned and vested based on actual performance. In the event of termination without cause not in connection with a change in control, the performance units will be pro-rated based on the number of completed months of employment during the performance period divided by the 36-month performance period and the amount of EBITDA Units and TSR Units shall be based on actual performance during the applicable performance periods as set forth in the Performance Award Agreement. In the event of termination with cause, all performance units will be forfeited, except with respect to resignation or retirement, where only unearned and unvested performance units will be forfeited.  The participant is subject to standard covenants, including confidentiality, non-solicitation, non-competition and non-disparagement.  The Form of Performance Award Agreement is attached as Exhibit 10.1 to this Form 10-Q and is incorporated herein by reference.

On August 4, 2020, the Compensation Committee of our Board of Directors approved the issuance of performance units to each of the following named executive officers in the following target amounts:  Teresa Elder, Chief Executive Officer, 74,526 EBITDA Units and 137,755 TSR Units; Craig Martin, General Counsel and Secretary, 15,686 EBITDA Units and 28,994 TSR Units; and Don Schena, Chief Customer Experience Officer, 15,505 EBITDA Units and 28,659 TSR Units.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1*+	Form of Performance Unit Agreement between WOW and the Participant of WOW
31.1*	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from WideOpenWest, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020, filed with the Securities and Exchange Commission on November 5, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the unaudited Condensed Consolidated Balance Sheets; (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit; (v) the unaudited Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the unaudited Condensed Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.
+

Certain portions of this exhibit that are not material and would be competitively harmful if publicly disclosed have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Copies of the unredacted exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST, INC.

November 5, 2020	By:	/s/ TERESA ELDER
Teresa Elder
Chief Executive Officer

	By:	/s/ JOHN REGO
John Rego
Chief Financial Officer