Form 10-K
period 2020-12-31
WideOpenWest, Inc.
filed 2021-02-24
CIK 1701051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant was $274.4 million based on the closing price of $5.27 reported on the New York Stock Exchange.

As of February 19, 2021, the number of outstanding shares of common stock was of the registrant was 86,856,749.

Documents Incorporated By Reference

Information required by Part III is incorporated by reference from Registrant’s proxy statement or an amendment to this Annual Report on Form 10-K to be filed by April 29, 2021.

WIDEOPENWEST, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

This Annual Report on Form 10-K is for the fiscal year ended December 31, 2020. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Annual Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. References in this Annual Report to “WOW,” “we,” “us,” or “our” are to WideOpenWest, Inc. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical facts included in this Annual Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events. These statements identify prospective information and can generally be identified by the use of forward-looking terminology, including the terms “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may,” “might,” “should,” “could,” “would,” “project,” “predict,” “potential” or similar expressions or the negative of these terms. The foregoing is not an exclusive list of all forward-looking statements we make. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Annual Report may not in fact occur. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

●	the ability to retain and further attract customers due to increased competition, resource abilities of competitors, and shifts in the entertainment desires of customers;
●	our ability to respond to rapid technological change, including our ability to develop and deploy new products and technologies;
●	increases in programming and retransmission costs and/or programming exclusivity in favor of our competitors;
●	the disruption or failure of our network information systems or technologies as a result of hacking, viruses, outages or natural disasters in one or more of our geographic markets;
●	the effects of new regulations or regulatory changes on our business;
●	our substantial level of indebtedness and our ability to comply with all covenants in our debt agreements;
●	changes in laws and government regulations that may impact the availability and cost of capital;
●	effects of uncertain economic conditions, particularly in light of the current novel coronavirus (“COVID-19”) pandemic, and related factors (e.g., unemployment, decreased disposable income, etc.) which may negatively affect our customers’ demand or ability to pay for our current and future products and services,
●	other risks referenced in the section of this Annual Report entitled “Risk Factors”;
●	our ability to manage the risks involved in the foregoing;

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

PART I

Item 1.  Business

Overview

We are a leading broadband services provider offering high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential customers and offer a full range of products and services to business customers. Our services are delivered across 19 markets via our advanced hybrid fiber-coax network. Our footprint covers certain suburban areas within the states of Alabama, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, Ohio, South Carolina and Tennessee. At December 31, 2020, our broadband networks passed 3.2 million homes and businesses and served 850,600 customers, reflecting a total customer penetration rate of approximately 27%.

We operate our network primarily in economically stable suburbs that are adjacent to large metropolitan areas as well as secondary and tertiary markets, which we believe have favorable competitive and demographic profiles and include businesses operating across a range of industries. We benefit from the ability to augment our footprint by pursuing value-accretive network extensions, or edge-outs, to increase our addressable market and grow our customer base. Within the past three years, we have been constructing our edge-outs with 1.25 GHz of capacity.

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

In 2020, we initiated a shift in our offerings towards IP driven services in certain markets through over-the-top trials, in which we offered customers HSD only service with an alternative video streaming option (e.g., Amazon Fire TV stick). Additionally, we launched our WOW! tv+ service which provides IP-based linear video service to our customers. Our new service offers many advantages compared to the legacy video services we have historically provided, including an integrated customer experience for consuming video content through multiple mediums. Specifically, the service includes cloud digital video recorder functionality, voice control through Google Assistant and access to third-party streaming apps. As of December 31, 2020, WOW! tv+ is available in nearly 95% of our footprint.

To further improve the quality of our customer experience and meet the needs of our customers, we continued to enter into agreements with third-party streaming providers, such as YouTube TV and Sling TV, to promote their services alongside our HSD service. Additionally, we made enhancements to our online store and launched a self-installation kit. These initiatives are moving us towards our objective of clearing our network for better bandwidth utilization, providing more desired solutions for our customers and optimization of our customer service efforts.

Corporate Information

WOW’s principal executive offices are located at 7887 East Belleview Avenue, Suite 1000, Englewood, Colorado 80111. WOW’s telephone number is (720) 479-3500 and our website is accessible at www.wowway.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, are available on our website free of charge as soon as reasonably practicable after they have been filed. The information posted on our website is not incorporated into this Annual Report. These reports are also available on the Securities and Exchange Commission’s website, www.sec.gov.

Our Systems and Markets

An overview of our markets as of December 31, 2020 is shown below:

	Homes	Coaxial	Fiber	Total
Market	Passed	Miles	Miles	Network Miles
Detroit, MI	706,366	6,286	2,155	8,441
Chicago, IL	488,219	3,242	1,073	4,315
Columbus, OH	434,697	4,685	1,695	6,380
Pinellas, FL	297,635	3,441	586	4,027
Cleveland, OH	252,579	2,676	835	3,511
Huntsville, AL	127,211	1,943	454	2,397
Baltimore, MD	110,806	1,226	427	1,653
Montgomery, AL	107,554	1,303	336	1,639
Evansville, IN	105,939	1,323	459	1,782
Augusta, GA	96,887	1,356	448	1,804
Charleston, SC	93,599	1,209	563	1,772
Lansing, MI	92,533	2,045	732	2,777
Columbus, GA	86,131	1,033	300	1,333
Panama City, FL	84,228	951	218	1,169
Knoxville, TN	54,597	764	317	1,081
Newnan, GA	43,440	838	352	1,190
Dothan, AL	33,184	547	214	761
West Point, GA	17,748	336	338	674
Auburn, AL	15,251	188	202	390
	3,248,604	35,392	11,704	47,096

Our Vision and Commitment to Customer Service

We believe our vision “connecting people to their world through the WOW experience: reliable, easy and pleasantly surprising, every time” is central to our success. This vision influences how we are organized and informs the process we employ to acquire and retain customers. For example, we use a needs-based selling process to recommend products and services that offer the best value to our customers. We keep our customer response activities closely coordinated with all operational aspects of our business, so resources are appropriately allocated and operating efficiencies are optimized. We believe in offering customers an experience that is convenient for them by providing self-installation options for certain services and technician service appointments within a two hour window, seven days a week.

We use targeted marketing modeling to drive profitable growth and minimize risk of non-pay churn. This analysis is performed at the node level in our network so marketing and sales tactics drive penetration in a highly targeted manner. We also believe the responsibility for winning new customers extends beyond the sales and marketing department to our entire company.

We have demonstrated our ability to grow by delivering a strong customer experience and offering a competitive product portfolio that showcases our robust broadband network. We recognize that customer preferences are continually evolving in response to rapid technological change. As a result, we continue to experience growth in customers who purchase our HSD-only offerings. We will continue to evaluate and evolve our product portfolio based on consumer preferences.

Our Service Offerings

We offer subscription based HSD, Video and Telephony services in all of our markets. Our service offerings are designed to address the varying needs of customers. The subscription fee is based on the type of services selected and offered to customers either as an individual service or a bundle of services.

Residential Services

High-Speed Data Services

We offer tiered HSD services to residential customers that include high-speed connections to the Internet using cable modems. We offer a connection up to 1 GIG (1000 Mbps) in approximately 95% of our footprint. We will continue to develop features and products, such as Whole-Home Wi-Fi, that allow our customers to take advantage of our high-speed data offering.

Our data packages generally include the following:

●	specialized technical support 24 hours a day, seven days a week;
●	a home portal page with customizable access to local content, weather, news, sports and financial reports;
●	value-added features such as e-mail accounts;
●	advanced wireless home networking; and
●	a DOCSIS-compliant modem.

As of December 31, 2020, approximately 58% of our customer base subscribed only to our HSD service. We expect the portion of our customer base that subscribes only to our HSD service to continue to rise as the number of ways customers can consume entertainment content continues to evolve.

Video Services

We offer our customers a full array of video services and programming choices. Customers generally pay initial connection charges and fixed monthly fees for video service.

Our video service offering is comprised of the following:

●	Basic Cable Service: All of our video customers receive a package of limited basic programming, which generally consists of local broadcast television and local community programming, including public, educational and government access channels, and various home shopping networks. The expanded basic level of programming includes approximately 75 channels of satellite-delivered or non-broadcast channels, such as ESPN, MTV, USA, CNN, The Discovery Channel and Nickelodeon.
●	Digital Cable Service, HD channels, and Premiums: This digital level of service includes more than 275 channels of digital programming, including our expanded basic cable service, and more than 40 music channels. We enable value added features to strengthen our competitive position and generate additional revenues, including HD TV, digital video recording (“DVR”), video on demand (“VOD”) and subscription VOD. VOD permits customers to order movies and other programming on demand with DVD-like functions, with thousands of hours of content available for free and on a pay-per-view basis. Subscription VOD is a similar service that has specific content available to customers who subscribe to the underlying associated channel.
●	WOW! tv+: WOW! tv+ offers a traditional cable video experience plus cloud DVR functionality, voice remote with Google Assistant, and an advanced viewing experience with curated content. WOW! tv+ provides Netflix integration along with quick access to dozens of streaming services and apps through the Google Play Store with no change of input required. WOW! tv+ is available via rental of a set-top box and may also be accessed through Amazon’s Fire TV stick.

●	ULTRA: We offer our ULTRA video product in select markets. ULTRA provides customers an enriched user experience with advanced features and is an all-in-one solution for our customers. ULTRA’s advanced feature set includes whole-home DVR, remote DVR management, wireless home networking, ability to access Netflix without switching inputs on TV, the ability to view personal content from a PC on TV, parental control from anywhere and a smart menu user interface.
●	Premium Channels: These channels, such as HBO, Showtime, STARZ, STARZ ENCORE and Cinemax, provide commercial-free movies, TV shows, sports and other special event entertainment programming and are available as part of a bundle or at an additional charge above our expanded basic and digital tiers of service.

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

Telephony Services

We provide residential voice services using Voice over Internet Protocol (“VoIP”). Our telephony services include local and long-distance telephone services. We offer telephone packages that include different combinations of the following core services:

●	local area calling plans;
●	flat-rate local and long-distance plans;
●	unlimited local and long-distance plans;
●	popular calling features such as caller ID, call waiting, voicemail, call-blocking; and
●	measured and fixed rate toll packages based on usage.

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

Our Interactive Broadband Network

Our broadband network is critical to the implementation of our operating strategy, allowing us to offer HSD, Video, Telephony, metro ethernet, and other enterprise class services to our customers in an efficient manner and with a high level of quality. In addition to providing high capacity and scalability, our network has been specifically engineered to have increased reliability, including features, where available, such as:

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

We distribute our services from our technical facilities called head-ends, hub sites, and data centers most of which are equipped with a generator and/or battery backup power source to allow service to continue during a power outage. Additionally, most individual nodes served by the facilities are equipped with backup generators and/or batteries. Our redundant fiber-optic cables and network powering systems allow us to provide telephony services consistent with industry reliability standards for traditional telephone systems.

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

Telephony Services

We offer telephony service over our broadband network. We install a network interface box outside a customer’s home or an Embedded Multimedia Terminal Adapter in the home to provide dial tone service. Our network interconnects with those of other local phone companies. In addition, we serve our telephony customers using VoIP switching technology. This architecture allows for the same enhanced custom calling services as traditional time division multiplexing switching systems, as well as additional advanced business services such as SIP, hosted PBX services and other services.

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

Programming

We purchase some of our programming directly from the program networks by entering into affiliation agreements with the programming suppliers. We also benefit from our membership with the National Cable Television Cooperative (“NCTC”), which enables us to take advantage of volume discounts. As of December 31, 2020, approximately 57% of our programming was sourced from the NCTC, which also handles our contracting and billing arrangements for this programming.

Competition

We operate in a highly competitive and rapidly-changing environment, competing with both existing communications providers and new entrants that provide similar HSD, Video and Telephony services to subscribers within our operating footprint. We have at least one major cable competitor (typically Comcast Corporation (“Comcast”) or Charter Communications Inc. (“Charter”)) in most of our markets and our largest telecommunications competitor is AT&T, Inc. (“AT&T”). We believe the reliability of our advanced broadband network and consistent recognition for our commitment to customer service provides meaningful differentiation versus our competitors.

High Speed Data Services

We primarily face competition from multiple system operators (“MSO”), fiber-to-the-home ("FTTH"), wireless broadband offerings, incumbent local exchange carriers (“ILECs”) that provide dial-up and DSL services, and other Internet access service providers, including fixed wireless and satellite-based broadband services. We offer HSD speeds up to 1 GIG (1000 Mbps) in approximately 95% of our footprint. Several of our competitors, including AT&T and Google, have announced similar offerings in their service areas which overlaps with a portion of our footprint. We face increasing competition from mobile phone companies, such as AT&T, T-Mobile, and Verizon Communications, Inc. (“Verizon”), which offer fixed or unlimited access to the Internet as a part of mobile service packages. These same mobile phone companies have started offering fifth generation (“5G”) services. Due to rapidly changing technologies, consumers will continue to have a variety of options to obtain access to the Internet.

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

In addition, our Video services face increasing competition from companies that deliver video content over Internet connections, referred to as “over-the-top” or “OTT”, directly to consumers on televisions, computers, tablets, gaming and mobile devices. These competitors include virtual multichannel video programming distributors (“V-MVPD”), which aggregate live and on-demand linear television, and direct content distributors, which provide and distribute content directly to customers through an internet-connected device for a subscription fee. Examples of V-MVPD providers include Sling, AT&T TV, YouTubeTV, philo, fuboTV, and Hulu Live.  Examples of direct on-demand content distributors include Netflix, Roku, Apple TV+, Amazon Prime, Disney+ and Hulu Plus.  Additionally, some programmers, such as HBO (HBO Max), CBS (CBS All Access) and soon Discovery (Discovery +), are choosing to deliver content directly to the consumer over the Internet.

We believe the movement away from traditional video subscription services will continue to accelerate and further reduce our video subscriber base. However, we believe that we are positioned to benefit from these trends as these customers will require a robust Internet connection in order to efficiently access such OTT content, which could lead to increased demand for our HSD services and result in a reduction of programming costs and other costs required to support our Video offering.

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

Human Capital Resources

We are committed to fostering, cultivating and preserving a culture of diversity, equity and inclusion. Our people are the most valuable asset we have. The collective sum of the individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, unique capabilities and talent that our employees invest in their work represents a significant part of not only our culture but our reputation and the company’s achievement as well. As of December 31, 2020, we had approximately 2,000 full-time employees.

In keeping with our values, we embrace and encourage our employees’ differences in age, color, ability, ethnicity, family or marital status, gender identity, language, national origin, physical and mental ability, political affiliation, race, religion, sexual orientation, socio-economic status, veteran status, and other characteristics that make our employees unique. In 2020, we established a more robust and sustainable Diversity, Equity, and Inclusion (“DEI”) program, that better reflects our culture and contributes to the Company's strategy. Our focus is valuing the difference in our employees, customers, investors, and vendors to grow our customer base by further leveraging race, ethnicity, gender, nationality, ability, military status, religion, generation, sexual orientation, diversity of thought, and diversity of perspective. A DEI taskforce is in place and a roadmap has been created to support the program into the future.

In 2020, we shifted more than 60% of our workforce to work from home as a response to the global health crisis, or COVID-19 pandemic. We continue to place employee health and safety at the top of our priority list. At the onset of the pandemic and throughout the remainder of the 2020 calendar year, we ensured all of our essential working employees had access to proper PPE. As the pandemic progressed, we quickly initiated flexible workplace arrangements, created an employee funded hardship-relief program, and implemented additional paid time off for any employee diagnosed with COVID-19.

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

Regulation of Cable Services

The FCC is the principal federal regulatory agency with jurisdiction over cable television operators and services, and has promulgated regulations covering many aspects of cable television operations. The FCC has modified some regulations applicable to our business and is considering further changes, but the full impact of these changes on our business is not yet known. The FCC enforces its regulations through the imposition of monetary fines, the issuance of cease-and-desist orders and/or the imposition of other administrative sanctions. Cable franchises, the principal instrument of governmental authority for our cable television operations, are not issued by the FCC but by states, cities, counties or political subdivisions. A brief summary of certain key federal regulations follows.

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

Commercial Leased Access

The Communications Act requires that cable operators make a portion of their channel capacity available for commercial leased access by third parties to facilitate competitive programming efforts. The amount of capacity to be provided depends on the cable system’s total activated capacity. We have not been subject to many requests for carriage under the leased access rules. In 2019 and 2020, the FCC streamlined aspects of its cable leased access regime, including its calculation of rates. We cannot predict how these rule changes or possible future rule changes might impact our business or the nature of any leased access requests we may receive.

Carriage of Broadcast Television Signals

The 1992 Cable Act established broadcast signal carriage (so-called “must carry”) requirements that allow local commercial television broadcast stations to elect every three years whether to require the cable systems in the relevant area to carry the station’s signal or whether to require the cable system to negotiate for consent to carry the station. The most recent election deadline was October 1, 2020, with elections to then take effect on January 1, 2021. Cable systems are also subject to must-carry obligations for local, non-commercial stations. We now carry most commercial stations pursuant to retransmission consent agreements and pay fees for such consents. The FCC and/or Congress have introduced or are considering certain rules governing the election process and the negotiations of retransmission consent agreements, but we cannot yet assess the impact of these rules on our ability to obtain programming or on our business more generally.

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

On December 20, 2006, the FCC established rules and provided guidance (“2006 Order”) pursuant to the Communications Act that prohibit local franchising authorities from unreasonably refusing to award competitive franchises for the provision of cable services. In order to eliminate certain barriers to entry into the cable market, and to encourage investment in broadband facilities, the FCC preempted local laws, regulations, and requirements, including local level-playing-field provisions, to the extent they impose greater restrictions on market entry than those adopted under the order. This order has the potential to benefit us by facilitating our ability to obtain and renew cable service franchises. On January 21, 2015, the FCC issued an Order on Reconsideration of the Second Report and Order. The FCC clarified that the franchising rules and findings it extended to incumbent cable operators in the 2006 Order do not apply to state laws governing cable television operators, or to any state-level cable franchising process. In its Second Further Notice of Proposed Rulemaking released September 25, 2018, the FCC sought comment on this conclusion. On August 1, 2019, the FCC adopted a Third Report and Order (“2019 Order”) concluding, among other things, that its franchising rules and findings fully apply to state-level franchising actions and regulations, and limiting the ability of franchising authorities to impose franchise fees and to regulate non-cable services. A number of local franchising authorities challenged that decision in a federal appeals court and asked that the FCC’s rulings be stayed pending appeal; the count denied that stay request but has not yet ruled on the merits of the appeal. We cannot predict the outcome of that appeal, or how the FCC’s rulings will impact our business.

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

Franchise Renewal

Franchise renewal, or approval for the sale, transfer or assignment of a franchise, may involve the imposition of additional requirements not present in the initial franchise agreement. Franchise renewal is not guaranteed, but federal law imposes certain standards to prohibit the arbitrary denial of franchise renewal. Our franchises are typically issued for 10 to 15 year initial terms, but the terms vary depending upon whether we are operating under a local or state franchise. Many of our existing franchise terms will expire over the course of the next several years, and we operate under some expired franchises. Still, we expect our franchises to be renewed by the relevant franchising authorities. The 2006 Order and 2019 Order discussed under Franchise Authority above, as well as some state laws that regulate the issuance of state video franchises, reduce the potential for unreasonable conditions being imposed upon renewal.

Pole Attachments

The Communications Act requires all local telephone companies and electric utilities, except those owned by municipalities and co-operatives, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and rights-of-way at just and reasonable rates, except where states have certified to the FCC that they regulate pole access and pole attachment rates. The right to access poles, ducts, conduits and rights-of-way pursuant to regulated rates and set timeframes is highly beneficial to facilities-based providers such as us. Federal law also establishes principles to govern the pricing and terms of such access. Currently, 22 states and the District of Columbia have made certifications to the FCC, which leaves pole attachment matters to be regulated by those states. Of the states in which we operate, Illinois, Michigan and Ohio have made certifications to the FCC. The FCC has clarified that the provision of Internet services by a cable operator does not affect the agency’s jurisdiction over pole attachments by that cable operator, nor does the provision of such non-cable services affect the rate formula otherwise applicable to the cable operator.

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

Internet Service

In January 2018, the FCC released a decision rescinding various “net neutrality” requirements governing how broadband Internet access providers were permitted to offer broadband service (the “Internet Freedom Order”). As a result, under the current approach, broadband Internet access providers must publicly disclose detailed information regarding their service offerings, Internet traffic management processes, and other practices affecting broadband customers, but are not otherwise limited by federal law in their ability to block, throttle, or prioritize specific types of Internet traffic. The FCC also held that states are preempted (prohibited) from enacting their own versions of these or similar requirements. On October 1, 2019, a federal appeals court upheld most of the FCC’s decision, but it directed the agency to give further consideration to several issues and reversed the FCC’s blanket preemption of state rules, holding that such state laws could only be prohibited on a case-by-case basis, and only when they conflict with state or federal policy. No party appealed that decision. On October 27, 2020, the FCC adopted a decision reaffirming other aspects of its earlier decision. We cannot predict how a future FCC will address internet service regulation.

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

Potential Regulatory Changes

The regulation of cable television systems at the federal, state and local levels has substantially changed over the past nearly three decades since enactment of the 1992 Cable Act. Material additional changes in the law and implementing regulatory requirements, both those described above and others, cannot be ascertained with any certainty at this time. Our business could be adversely affected by future changes in regulations.

Regulation of Telecommunication Services

Our telecommunications services are subject to varying degrees of federal, state and local regulation. Pursuant to the Communications Act, as amended by the 1996 Act, the FCC generally exercises jurisdiction over the facilities of, and the services offered by, telecommunications carriers that provide interstate or international communications services. The FCC has extended many of its regulations that apply to traditional telecommunications service to Internet based, or interconnected VoIP phone services. Barring federal preemption, state regulatory authorities retain jurisdiction over the same facilities to the extent that they are used to provide intrastate communications services, as well as facilities solely used to provide intrastate services. Local regulation is largely limited to the management of the occupation and use of county or municipal public rights-of-way. Various international authorities may also seek to regulate the provision of certain services that originate or terminate outside the U.S. As addressed in more detail above, in the Internet Freedom Order, the FCC reversed its earlier Open Internet Order and re-characterized broadband Internet access services as information services no longer subject to various Title II requirements.

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

The Communications Act places certain obligations, including those described below, on ILECs to open their networks to competitive providers, as well as heightened interconnection obligations and a duty to make their services available to resellers at a wholesale discount rate. The following are certain obligations that the Communications Act and the 1996 Act, as implemented by the FCC, place on ILECs, which gives us important rights in the areas where we operate as competitors, and actual or potential obligations where our ILEC subsidiaries operate:

●	Interconnection. Establishes requirements and standards applicable to ILECs that receive requests from other carriers for network interconnection, unbundling of network elements, colocation of equipment and resale, and requires all local exchange carriers (“LECs”) to enter into mutual compensation arrangements with other for transport and termination of local calls on each other’s networks.
●	Reciprocal Compensation. Requires all ILECs and CLECs to complete calls originated by competing local exchange carriers under reciprocal arrangements.
●	Colocation of Equipment. Allows CLECs to install and maintain their own network equipment in ILEC central offices.
●	Number Portability. Requires all providers of telecommunications services, as well as providers of interconnected VoIP services, to permit users of telecommunications services to retain their existing telephone numbers without impairment of quality, reliability or convenience when switching from one telecommunications provider to another.
●	Access to Rights-of-Way. Requires telecommunications carriers to permit other carriers access to poles, ducts, conduits and rights-of-way at regulated prices and set time frames.
●	Unbundled Network Elements. Requires ILECs to offer certain parts of their telecommunications networks on an unbundled basis to competitors in certain geographic markets at cost-based rates set by the states.

We have entered into PSC approved local interconnection agreements with a variety of telecommunications providers for, among other things, the transport and termination of our local and toll telephone traffic. Some of these agreements have expired; however, we continue to operate on the same rates, terms, and conditions in the interim as we seek to enter into successor agreements. These agreements are subject to changes as a result of changes in laws, regulations and technology, and there is no guarantee that the rates and terms concerning our interconnection agreements with ILECs under which we operate today will be available in the future.

Inter-Carrier Compensation

Our ILEC subsidiaries currently receive compensation from other telecommunications providers, including long distance companies, for origination of interexchange traffic through network access charges that are established in accordance with state and federal laws.

Several of our subsidiaries are classified by the FCC as non-dominant carriers with respect to both interstate and international long-distance services and competitive local exchange services. As non-dominant carriers, these subsidiaries’ rates presently are not generally regulated by the FCC, although the rates are still subject to general statutory requirements applicable to all carriers that the rates be just, reasonable and nondiscriminatory. We may file tariffs for certain interstate access charges for these carriers on a permissive basis, but otherwise our interstate services are mandatorily de-tariffed and subject to our ability to enter into relationships with our customers through contracts. Our interstate access services are tariffed and fall within FCC-established benchmarks for such services.

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

Universal Service

The Federal Universal Service Fund (“USF”) is the support mechanism established by the FCC to ensure that high quality, affordable telecommunications service is available to all Americans. Pursuant to the FCC’s universal service rules, all telecommunications providers and interconnected VoIP providers, including us, must contribute a percentage of their interstate and international end-user telecommunications and interconnected VoIP revenues to the USF. The FCC establishes an industry-wide quarterly contribution factor, which sets the exact percentage that applies for the given quarter. The contribution factor for the first quarter of 2021 is 31.8% of gross assessable interstate and international telecommunications and interconnected VoIP revenues. The contribution rate is reviewed quarterly and may increase or decrease, which would either increase or decrease our contributions to the USF. This is not materially adverse to our business as we currently choose to recover the cost of the contributions from our end user customers, as allowed by FCC rules. However, climbing USF contributions may negatively impact our end users because they effectively make our products more expensive.

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

Franchises

As described above, cable television systems generally are constructed and operated under the authority of nonexclusive franchises, granted by local and/or state governmental authorities. Cable system franchises typically contain many conditions, such as time limitations on commencement and completion of system construction, customer service standards including number of channels, the provision of free service to schools and certain other public institutions, the maintenance of insurance and indemnity bonds, the payment of franchise fees and the support of PEG channels. We are currently in the process of seeking renewal of some expired franchises. We anticipate that those franchises will be renewed. Local regulation of cable television operations and franchising matters is limited in part by federal parameters set forth in the Communications Act and the corresponding regulations of the FCC. The FCC has taken steps in recent years toward streamlining the franchising process. See Legislation and Regulation—Regulation of Cable Services above.

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

Item 1A.  Risk Factors

RISK FACTORS

The most significant risks and uncertainties that we believe affect our business are described below. These risks and uncertainties may not be the only ones we face. Additional risks and uncertainties that we are not aware of or focused on, or risks currently deemed less significant, may also impair business operations. You should consider carefully the risks and uncertainties described below together with all of the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. If any of the risks and uncertainties described below actually occurs, our business, financial condition, operating results or liquidity could be materially adversely affected.

Risks Relating to Our Business and Industry

We face a wide range of competition, which could negatively affect our business and financial results.

Our industry is, and will continue to be, highly competitive. Our principal residential services competitors, including other cable and telecommunications companies, offer services that provide features and functions comparable to the residential high-speed data, video, and/or telephony services that we offer. In most markets, our direct competitors are larger and possess greater resources than we do. In some instances, we compete against companies with fewer regulatory burdens, better access to financing, greater personnel resources, greater resources for marketing, greater brand name recognition, and long-established relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain ownership rules have provided additional benefits to certain of our competitors, either through access to financing, resources or efficiencies of scale.

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

In addition, each of our residential services faces competition from other companies that provide such services on a stand-alone basis. Our residential video service faces competition from other cable and direct broadcast satellite providers that seek to distinguish their services from ours by offering aggressive promotional pricing, exclusive programming, and/or assertions of superior service or offerings. Increasingly, our residential video service also faces competition from companies that deliver content to consumers over the Internet and on mobile devices. This trend could negatively impact customer demand for our residential video service, especially premium channels and VOD services, and could encourage content owners to seek higher license fees from us in order to subsidize their free distribution of content. Our residential high-speed data and telephony services also face competition from wireless Internet and voice providers, and our residential voice service faces competition from other cable providers, “over-the-top” (“OTT”) phone service and other communication alternatives, including texting, social networking and email. In recent years, a trend known as “wireless substitution” has developed whereby certain customers have chosen to utilize a wireless telephone service as their sole phone provider. Furthermore, due to consumer electronics innovations, consumers are more readily able to watch such Internet-delivered content on television sets and mobile devices, which could lead to additional “cord-cutting”. We expect these trends to continue in the future.

Any inability to compete effectively or an increase in competition could have an adverse effect on our financial results and return on capital expenditures due to possible increases in the cost of acquiring and retaining subscribers and lower per subscriber revenue, could slow or cause a decline in our growth rates and could reduce our revenue. As we expand and introduce new and enhanced services, we may be subject to competition from other providers offering the same services. We cannot predict the extent to which this competition will affect our future business and financial results or return on capital expenditures.

Future advances in technology, as well as changes in the marketplace, the economy and in the regulatory and legislative environments, may also result in changes to the competitive landscape.

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

In April 2011, the FCC enacted revised pole attachment rules to improve the efficiency and reduce the costs of deploying telecommunications, cable and broadband networks in order to accelerate broadband deployment. The formula for calculating the telecommunications attachment rate was revised, lowering the rate and bringing it in-line to the video rate. Many utilities seek to impose the telecommunications rate on us when they carry our services, other than video services, over their attachments. In November 2015, the FCC released another order taking further steps to balance the rates paid by cable operators and telecommunications carriers. Moreover, the appropriate method for calculating pole attachment rates for cable operators that provide VoIP services (and the FCC’s 2015 Order itself) may continue to be challenged.

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

We operate our network under some franchises that may be subject to non-renewal or termination.

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

Further, franchises generally have fixed terms and must be renewed periodically. Our franchises are typically issued for 10 to 15 year initial terms, but the terms vary depending upon whether we are operating under a local or state franchise. Many of our existing franchise terms will expire over the course of the next several years, and we operate under some expired franchises.  Local franchising authorities may resist granting a renewal if they consider either past performance or the prospective operating proposal to be inadequate. In a number of jurisdictions, local authorities have attempted to impose rights-of-way fees on providers that have been challenged as violating federal law. A number of FCC and judicial decisions have addressed the issues posed by the imposition of rights-of-way fees on CLECs and on video distributors. Most recently, on August 1, 2019, the FCC adopted an order concluding, among other things, that its franchising rules and findings fully apply to state-level franchising actions and regulations, and limiting the ability of franchising authorities to impose franchise fees and to regulate non-cable services.  A number of local franchising authorities challenged that decision in a federal appeals court and have asked that the FCC’s rulings be stayed pending appeal; the court denied that stay request but has not yet ruled on the merits of the appeal. We cannot predict the outcome of that appeal, or how the FCC’s rulings will impact our business.

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

Risks related to Our Legal and Regulatory Environment

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

Applicable laws and regulations pertaining to our industry are subject to change.

We are subject to a variety of laws and regulations at the federal, state, and local jurisdictions in which we operate. Specifically, we are subject to regulation of our video services relating to rates, equipment, technologies, programming, levels and types of services, taxes and other charges. The current telecommunications and cable legislation and regulations are complex and in many areas set forth policy objectives to be implemented by regulation at the federal, state and local levels.

Additionally, we are subject to environmental safety and health laws and regulations, including those governing such matters as the generation, storage, reporting, treating, handling, remediation, use, transportation and disposal of, and exposure to hazardous materials, the emission and discharge of hazardous materials into the atmosphere, the emission of electromagnetic radiation, the protection of wetlands, historic sites, and threatened and endangered species. Some of our sites have battery and diesel fuel powered backup generators or sources, or may have potential contamination risks from historical or surrounding activities. Under certain environmental laws and regulations, we may be liable for the costs of remediating contamination, regardless of fault, and these costs could be significant.

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

On October 1, 2019, a federal appeals court upheld most of the FCC’s decision, but it directed the agency to give further consideration to several issues and reversed the FCC’s blanket preemption of state rules, holding that such state laws could only be prohibited on a case-by-case basis, and only when they conflict with state or federal policy.  No party appealed that decision.  On October 27, 2020, the FCC adopted a decision reaffirming other aspects of its earlier decision.  We cannot predict how a future FCC will address internet service regulation.  In the meantime, several states have adopted, or are considering, net neutrality requirements of their own. Some of these are currently subject to legal challenge by broadband providers and/or the United States government in federal district court. We cannot predict with any certainty the likely timing or outcome of these or future challenges, or how state efforts to adopt net neutrality requirements will continue to evolve.

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

Section 222 of the Communications Act also governs our use of customer proprietary network information related to our telecommunications services. In addition, FCC regulations apply to our use, disclosure, and protection of CPNI associated with our telecommunications and VoIP telephone service. In the Internet Freedom Order, the FCC returned jurisdiction to regulate broadband privacy and data security to the Federal Trade Commission. As we continue to provide interactive and other advanced services, additional privacy considerations may arise. Privacy continues to be a major focus of Congress, the Federal Trade Commission, the FCC, the U.S. Department of Commerce, and the states. Additional laws, regulations, or advisory guidelines could affect our ability to use and share customer information under various additional circumstances or generally increase our operating expenses.

We are also subject to state and federal regulations and laws regarding information security. Most of these regulations and laws apply to customer information that could be used to commit identity theft. Nearly all U.S. states and the District of Columbia have enacted some form of security breach notification laws. These laws generally require that we give notice to customers whose personal account information has been disclosed because of a security breach. The Communications Act and FCC rules also impose breach notification and information security requirements, which may require that we give notice to customers of breaches in some circumstances where notice would not be required by state law. Our efforts to protect customer information may be unsuccessful due to the actions of third parties, technical malfunctions, employee error, employee malfeasance, cyber-criminals, state-sponsored espionage or cyberwarfare, or other factors. If any of these events occur, the confidentiality, integrity, or accessibility of our customers’ information could be compromised, and could subsequently be used, accessed or disclosed improperly.

Claims resulting from actual or purported violations of these or other federal or state privacy laws could impact our business. Adverse rulings in privacy-related litigation or regulatory proceedings could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Moreover, because many of these privacy and data security and data security laws are relatively new, there is not a robust body of case law to suggest how courts may interpret compliance or assess fines. Finally, any actual or purported incidents involving unauthorized access to or improper use of the information of our customers could damage our reputation and our brand and diminish our competitive position.

Regulation of the set-top box market could materially and adversely impact our operations and impose additional costs on us.

The FCC has adopted regulations to permit consumers to connect televisions and other consumer electronics equipment through a separate security device directly to digital cable television systems to enable receipt of one-way digital programming without requiring a set-top box. Additional FCC regulations promote the manufacture of plug-and-play TV sets and other equipment that can connect directly to a cable system through these separate security devices. Although we generally require less up-front capital when our customers buy and self-install their own set-top boxes, these regulations could impose substantial costs on us and impair our ability to innovate.

If our trade names are not adequately protected, then we may not be able to build name recognition in our markets and our business may be adversely affected.

We own some trademarks in connection with the operation of our business. We cannot, however, assure you that we have obtained or can obtain all necessary trademarks to adequately protect our intellectual property. It is possible that a third party could bring suit against us claiming infringement of registered trademarks, and if it did so and if there were a court determination against us, we might then be obligated to pay monetary damages, enter into a license agreement, or cease use of any such marks, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Tax matters, including the changes in corporate tax rates, disagreements with taxing authorities and imposition of new taxes, including new tax legislation, could impact our results of operations and financial condition.

We operate in locations throughout the United States and, as a result, are subject to the tax laws and regulations of federal, state and local governments. From time to time, various legislative and/or administrative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. As a result of state and local budget shortfalls, certain states and localities have imposed or are considering imposing new or additional taxes or fees on our services or changing the methodologies or base on which certain fees and taxes are computed. Such potential changes include additional taxes or fees on our services which could impact our customers, and combined reporting and other changes to general business taxes, central/unit-level assessment of property taxes and other matters, which could increase our income, franchise, sales, use and/or property tax liabilities.

In addition, federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. Changes to income tax laws and regulations, or the interpretation of such laws, in any of the jurisdictions in which we operate could impact our effective tax rate and our tax positions. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. In addition, we have significant NOL carryforwards that are available to offset future operating results, but the availability and value of the NOLs may be impacted by future changes in federal or state law.

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

Risks Relating to Our Outstanding Indebtedness

We have substantial indebtedness, which will increase our vulnerability to general adverse economic and industry conditions and may limit our ability to pursue strategic alternatives and react to changes in our business and industry.

We have incurred substantial indebtedness. This amount of indebtedness may:

●	subject us to sensitivity to increases in prevailing interest rates;
●	place us at a disadvantage to competitors with relatively less debt in economic downturns, adverse industry conditions or catastrophic external events;
●	limit our flexibility as a result of our debt service requirements or financial and operational covenants;
●	limit our access to additional capital and our ability to make capital expenditures and other investments in our business;
●	increase our vulnerability to general adverse economic and industry conditions and interest rate increases;
●	result in an event of default if we fail to satisfy our obligations under the agreements governing our indebtedness or fail to comply with the financial and other restrictive covenants contained such documents, which event of default could result in all of our debt becoming immediately due and payable and could permit the lenders to foreclose on our assets securing such debt;
●	limit our ability to pursue strategic alternatives, including merger or acquisition transactions; and
●	limit our ability to plan for or react to changes in our business and industry.

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

Risks Relating to Our Common Stock

A significant portion of our common stock will continue to be held by Crestview, whose interests may differ from yours.

Crestview owns approximately 36% of our outstanding shares of common stock. Crestview may have interests that are different from or adverse to our other stockholders. For example, Crestview may support proposals and actions with which you may disagree or which are not in your interests or which adversely impact the value of our common stock. Crestview will be able to strongly influence or effectively control our decisions requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions and, through our Board of Directors, the ability to control decision-making with respect to our business direction and policies. This control could have the effect of delaying or preventing a change of control in us or changes in management and could also make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. We have approximately 86.8 million shares of common stock outstanding as of December 31, 2020. Of these shares, all common stock sold in our initial public offering, except for any shares held by our affiliates, are eligible for sale in the public.

All of our shares of common stock currently outstanding may be sold in the public market by existing stockholders subject to applicable volume and other limitations imposed under federal securities laws. Further, holders of approximately 36% of our outstanding common stock have demand and/or piggyback registration rights to require us to register our common stock with the SEC. If we register these shares, the stockholders would be able to sell those shares freely in the public market. In addition, we filed a registration statement registering under the Securities Act the common stock reserved for issuance in respect of incentive awards to our directors, officers and employees. If any of these holders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise capital in the future.

Other Risks

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

Our reliance on third parties could adversely affect our operations, business, financial condition and results of operations.

We are susceptible to risks associated with the potential financial instability of the vendors and third parties on which we rely to provide products and services, or to which we delegate certain functions. Specifically, we depend on third-party suppliers and licensors to supply some of the hardware, software and operational support necessary to provide our services. Some of these vendors represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If demand exceeds these vendors’ capacity, they experience operating or financial difficulties, they significantly increase the amount we pay for necessary products or services, or they cease production of any necessary product due to lack of demand, our ability to provide some services may be materially adversely affected.

In addition, a general economic downturn, as well as volatility and disruption in the capital and credit markets, could adversely affect vendors and third parties and lead to significant increases in prices, reduction in output or the bankruptcy of our vendors or third parties upon which we rely. Any interruption in the services provided by our vendors or by third parties could adversely affect our operations, business, financial condition or results of operations.

Since our business is concentrated in specific geographic locations, our business could be adversely impacted by natural disasters in these areas.

We provide our services to areas in Alabama, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, Ohio, South Carolina and Tennessee, which are in the Southeastern and Midwestern regions of the United States. Our success depends on the efficient and uninterrupted operation of our communications services. Our network is attached to poles and other structures in many of our service areas, and our ability to provide service depends on the availability of electric power. A tornado, hurricane, flood, mudslide, earthquake or other natural catastrophe in one of these areas could damage our network, interrupt our service and harm our business in the affected area, as experienced in our Panama City, Florida market in 2018. In addition, many of our markets are close together, and a single natural catastrophe could damage our network in more than one market.

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

As of December 31, 2020, we had NOL carryforwards, for federal income tax purposes, of approximately $915.0 million, which may be available to offset federal income tax liabilities in the future. In general, under Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its existing federal and state net operating losses and capital losses. As a result of the IPO (effective May 25, 2017), the Company experienced an “ownership change” as defined in Section 382; resulting in limitations on the Company’s use of its existing federal and state net operating losses and capital losses. Future changes in our stock ownership, some of which are outside of our control, could result in an additional ownership change under Section 382. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities, including for state tax purposes. The generation of NOLs subsequent to December 31, 2017 are subject to the Tax Cut and Jobs Act, which removes NOL expirations, but limits utilization against taxable income to 80%. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we continue to remain profitable.

We have experienced net losses and may generate net losses in the future.

We experienced net losses in the past and may report net losses in the future. In general, these prior net losses have principally resulted from interest expense related to our indebtedness, acquisitions and depreciation and amortization expenses associated with capital expenditures related to expanding and upgrading of our broadband network, as well as impairment charges to certain intangible assets. If we report net losses in the future, these losses may limit our ability to attract needed financing, and to do so on favorable terms, as such losses may prevent some investors from investing in our securities.

Public health threats or outbreaks of communicable diseases could have a material adverse effect on the Company’s operations and overall financial performance.

We may face risks related to public health threats or outbreaks of communicable diseases. A global health crisis, such as the current outbreak of coronavirus or COVID-19, could adversely affect the United States and global economies and limit the ability of enterprises to conduct business for an indefinite period of time. The current outbreak of COVID-19 has negatively impacted the global economy, disrupted financial markets and international trade, resulted in increased unemployment levels and significantly impacted global supply chains, all of which have the potential to impact our business.

In addition, government authorities have implemented various mitigation measures, including travel restrictions, limitations on business operations, stay-at-home orders and social distancing protocols. While we have been deemed critical infrastructure by the United States Department of Homeland Security, the economic impact of the aforementioned actions may impair our ability to sustain sufficient financial liquidity and impact our financial results. Specifically, the continued spread of COVID-19 and efforts to contain the virus could: (i) result in an increase in costs related to delayed payments from customers and uncollectable accounts, (ii) cause a reduction in revenue related to waiving late fees and other charges related to governmental regulations, (iii) cause delays and disruptions in the supply chain related to obtaining necessary materials for our network infrastructure or customer premise equipment, (iv) cause workforce disruptions, including the availability of qualified personnel; and (v) cause other unpredictable events.

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

Item 3.  Legal Proceedings

Refer to Note 17 – Commitments and Contingencies for a discussion of the Company’s legal proceedings.

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

Holders of our Common Stock

As of December 31, 2020, there were 43 holders of record of WOW’s common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees. The transfer agent and registrar for our common stock is American Stock Transfer and Trust.

Dividend Policy

No dividends have been declared or paid on our shares of common stock. We currently intend to retain all available funds and any future earnings for use in operations of our business, and therefore we do not anticipate paying any cash dividend in the foreseeable future.

Performance Graph

The graph below shows the cumulative total return on WOW’s common stock for the period of May 26, 2017 through December 31, 2020, in comparison to the cumulative total return on Standard & Poor’s 500 Index and a peer group consisting of the national cable operators that are most comparable to us in terms of size and nature of operations. The Company’s 2020 peer group consists of Comcast, Charter, Cable One, Inc. and Altice USA, Inc. The results shown assume that $100 was invested on May 26, 2017. These indices are included for comparative purposes only and do not reflect whether it is management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, nor are they intended to forecast or be indicative of future performance of WOW’s common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN

WideOpenWest, Inc.
S&P 500 - Total Return
Peer Group
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
5/26/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020

ASSUMES $100 INVESTED ON MAY 26, 2017
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DEC. 31, 2020

Recent Sales of Unregistered Securities

During 2020, there were no unregistered sales of securities of the registrant.

Purchases of Equity Securities by Issuer

The following table presents WOW’s purchases of equity securities completed during the fourth quarter of 2020 (dollars in millions, except per share data).

				Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet be
	Number of Shares	Average Price	Purchased as Part of Publicly	Purchased Under the Plans
Period	Purchased (1)	Paid per Share	Announced Plans or Programs	or Programs
October 1 - 31, 2020	2,286	$4.99	—	$—
November 1 - 30, 2020	1,262	$8.19	—	$—
December 1 - 31, 2020	175	$10.67	—	$—
(1)	Represents shares withheld from employees for the payment of taxes upon the vesting of restricted stock awards.

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

Overview

We are a leading broadband services provider offering high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential customers and offer a full range of products and services to business customers. Our services are delivered across 19 markets via our advanced hybrid fiber-coax (“HFC”) network. Our footprint covers certain suburban areas within the states of Alabama, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, Ohio, South Carolina and Tennessee. At December 31, 2020, our broadband networks passed 3.2 million homes and businesses and served 850,600 customers.

In early 2020, we initiated a shift in our offerings towards IP driven services in certain markets through over-the-top (“OTT”) trials, in which we offered customers HSD only service with an alternative video streaming option (e.g., Amazon Firestick). Additionally, we launched our WOW! tv+ service which provides IP based video service to our customers. Our new Internet based video platform offers many advantages compared to the legacy video services we have historically provided, including an integrated customer experience for consuming video content through multiple mediums. The platform also provides for integration with android-based Internet of Things (“IoT”) devices within each customer home as well as provides operational benefits for WOW as we deploy more efficient set-top boxes and recapture bandwidth within our network. As of December 31, 2020, WOW! tv+ is available in nearly 95% of our footprint.

We have also entered into agreements with third-party streaming providers, such as YouTube TV and Sling TV, alongside previous agreements with Philo and Fubo, to promote their services alongside our HSD service. Additionally, we made enhancements to our online store and launched a self-installation kit. These initiatives are moving us towards our objective of clearing our network for better bandwidth utilization, providing more desired solutions for our customers, and optimization of our customer service efforts.

The initiatives above align with the accelerated shift in the industry toward consumption of content over the internet and increased dependency on fast reliable HSD service to effectively work and learn from home. For the year ended December 31, 2020, the average percentage of HSD only new connections was approximately 79% compared to an average percentage of approximately 58% for the year ended December 31, 2019. Additionally, new customers are connecting at higher speeds with approximately 86% of new customers purchasing HSD only service at 200MB or higher during the fourth quarter of 2020 compared to approximately 54% in the fourth quarter of 2019.  WOW has met, and expects to continue to meet, capacity demands as network traffic increases.

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

As of December 31, 2020, we are not able to fully predict the overall impact of the global health crisis on our business. While we have not seen a significant increase in delinquent payments, we have increased our allowance for doubtful accounts by an immaterial amount as a precaution resulting from uncertainty related to the potential impact of our residential and business service customers’ ability to pay for services. Additionally, while we have seen only a slight delay in the overall timing of customer payments, we are not yet able to assess the future economic impact of COVID-19 on our business.

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

Sale of Chicago Fiber Network

In December 2017, we finalized the sale of a portion of our fiber network in the Chicago market to a subsidiary of Verizon for $225.0 million in cash. In addition, we and a subsidiary of Verizon entered into a construction agreement pursuant to which we agreed to complete the build-out of the network in exchange for $50.0 million (which approximated our estimate to complete the network build-out), recognized over time as the remaining network elements were completed and accepted. We completed the network build-out during the third quarter of 2019. From project inception through completion, the Company has recorded a total loss on the Construction Services Agreement of $0.9 million.

Avista and Crestview Investment

Historically, the Company’s outstanding shares have been majority held by Crestview, LLC (“Crestview”) and Avista Capital Partners (“Avista”), private equity firms based in New York. On August 6, 2019, Avista, in its capacity as the general partner of several funds, executed a distribution-in-kind of its shares of the Company’s common stock to its limited partners, effectively extinguishing its ownership of the Company. As of December 31, 2020, approximately 36% of our outstanding common shares were held by Crestview.

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

Property, Plant and Equipment

Carrying Value. The net carrying value of our property, plant and equipment was $1,100.3 million and $1,073.7 million, representing approximately 44% and 43% of our total assets, at December 31, 2020 and 2019, respectively.

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

Impairment of Property, Plant and Equipment. Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. No impairments of long-lived assets were recorded for the years ended December 31, 2020, 2019 and 2018.

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

Franchise Operating Rights. The net carrying value of our franchise operating rights was $785.5 million and $799.5 million, representing approximately 32% of total assets, as of December 31, 2020 and 2019. See Note 6 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for further discussion of how we value and evaluate franchise operating rights for impairment.

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

We evaluate the recoverability of our franchise operating rights at least annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. As a result of the 2020 analysis, we identified two franchise operating rights assets in which the fair value was less than the carrying value and recognized an impairment charge equal to the difference. We recognized impairment charges of $14.0 million, $9.7 million and $143.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Goodwill. The net carrying value of goodwill was $408.8 million, representing approximately 16% of total assets, for the years ended December 31, 2020 and 2019. See Note 6 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for further discussion of how we value and evaluate goodwill for impairment.

Similar to franchise operating rights, we evaluate the recoverability of our goodwill annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. We recognized impairment charges of $73.1 million for the year ended December 31, 2018. No such impairment charges were recognized for the years ended December 31, 2020 and 2019 as the result of the annual impairment test indicated the fair value of our goodwill exceeded the carrying value.

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

Homes Passed and Customers

We report homes passed as the number of serviceable addresses, such as single residence homes, apartments and condominium units, and businesses passed by our broadband network and listed in our database. We report total subscribers as the number of subscribers who receive at least one of our HSD, Video or Telephony services, without regard to which or how many services they subscribe. We define each of the individual HSD subscribers, Video subscribers and Telephony subscribers as a revenue generating unit (“RGU”). The following table summarizes homes passed, total subscribers and total RGUs for our services as of each respective date and does not make adjustment for any of the Company’s acquisitions or divestitures:

	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2019	2020	2020	2020	2020
Homes passed	3,237,200	3,235,200	3,237,700	3,242,400	3,248,600
Total subscribers	823,400	838,000	844,500	846,300	850,600
HSD RGUs	781,500	797,600	805,600	808,900	813,800
Video RGUs	373,800	365,800	351,700	328,000	308,200
Telephony RGUs	193,100	190,900	188,100	182,000	177,000
Total RGUs	1,348,400	1,354,300	1,345,400	1,318,900	1,299,000

The following table displays the homes passed and subscribers related to the Company’s edge-out activities:

	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2019	2020	2020	2020	2020
Homes passed	186,900	187,700	189,700	190,800	194,000
Total subscribers	42,500	44,300	45,200	46,300	47,900
HSD RGUs	42,300	44,000	44,900	46,100	47,600
Video RGUs	18,700	19,200	19,100	18,900	20,400
Telephony RGUs	7,500	7,800	7,800	7,900	8,400
Total RGUs	68,500	71,000	71,800	72,900	76,400

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

Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our broadband networks were 93% and 92% of total revenue for the years ended December 31, 2020 and 2019. The remaining percentage of total revenue represents non-subscription revenue primarily from other business services, line assurance warranty services and advertising placement.

Costs and Expenses

Our expenses primarily consist of operating, selling, general and administrative expenses, depreciation and amortization expense, and interest expense.

Operating expenses primarily include programming costs, data costs, transport costs and network access fees related to our HSD, Video and Telephony services, hardware/software expenses, network operations and maintenance services, customer service and call center expenses, bad debt, billing and collection expenses and franchise and other regulatory fees.

Selling, general and administrative expenses primarily include salaries and benefits of corporate and field management, sales and marketing personnel, human resources and related administrative costs.

Depreciation and amortization includes depreciation of our network infrastructure, including associated equipment, hardware and software, buildings and leasehold improvements, and finance lease obligations. Amortization is recognized on other intangible assets with definite lives primarily related to acquisitions. Depreciation and amortization expense is presented separately from operating and selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

	Year ended
	December 31,
	2020	2019

	(in millions)
Revenue	$1,148.4	$1,145.8
Costs and expenses:
Operating (excluding depreciation and amortization)	570.2	575.8
Selling, general and administrative	182.5	172.3
Depreciation and amortization	230.6	206.2
Impairment losses on intangibles and goodwill	14.0	9.7
Loss on sale of operating assets, net	—	5.4
	997.3	969.4
Income from operations	151.1	176.4
Other income (expense):
Interest expense	(130.7)	(142.1)
Other income, net	1.8	3.6
Income before provision for income tax	22.2	37.9
Income tax expense	(7.8)	(1.5)
Net income	$14.4	$36.4

Revenue

Revenue for the year ended December 31, 2020 increased $2.6 million as compared to revenue for the year ended December 31, 2019, as follows:

	Year ended
	December 31,
	2020	2019

	(in millions)
Residential subscription	$926.4	$918.0
Business services subscription	143.7	137.7
Total subscription	1,070.1	1,055.7
Other business services	25.3	27.4
Other	53.0	62.7
	$1,148.4	$1,145.8

Subscription Revenue

Total subscription revenue increased $14.4 million, or 1%, during the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was driven by a $46.9 million increase in average revenue per unit (“ARPU”), as HSD acquisition sell-in ARPU has increased coupled with periodic Video service rate increases, and a $34.2 million increase in volume attributable almost exclusively to the addition of HSD only subscribers. ARPU is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period. These increases were partially offset by a $66.7 million shift in service offering mix, as we continue to experience a reduction in Video and Telephony RGUs.

Other Business Services

Other business services revenue decreased $2.1 million, or 8%, during the year ended December 31, 2020 compared to year ended December 31, 2019. The decrease was primarily due to decreases in data center revenue.

Other

Other revenue decreased $9.7 million, or 15%, the during the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to decreases in advertising, late fee and line assurance revenue. The reduction of late fee revenue is primarily attributable to the Company’s participation in the FCC pledge from March 12, 2020 to June 30, 2020 to stop charging late fees to customers affected by the global health crisis.

Operating Expenses (Excluding Depreciation and Amortization)

Operating expenses (excluding depreciation and amortization) decreased $5.6 million, or 1%, during the year ended December 31, 2020 as compared to the year ended December 31, 2019. During the year ended December 31, 2019, the Company finalized the insurance claim related to the damages incurred from Hurricane Michael in the fourth quarter of 2018, receiving approximately $9.6 million of business interruption insurance proceeds, which offset expenses that were otherwise incurred in 2019. During the year ended December 31, 2020, the Company incurred lower direct expenses, specifically programming expense, partially offset by increased hardware and software and third-party service provider expense.

Incremental Contribution

Incremental contribution is defined as subscription services revenue less costs directly incurred from third parties in connection with the provision of such services to our customers (service direct expense). Incremental contribution increased $38.7 million during the year ended December 31, 2020 compared to the year ended December 31, 2019.

The increase is primarily due to an increase in HSD subscription revenue combined with the decrease in programming expense. Programming expense decreased from $364.0 million for the year ended December 31, 2019 to $339.1 million for the year ended December 31, 2020 as a result of lower Video RGUs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $10.2 million, or 6%, in the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase is primarily attributable to increases in costs associated with marketing expense and digital transformation initiatives, partially offset by decreased restructuring and travel and entertainment expenses.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $24.4 million, or 12%, in the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase is primarily attributable to assets placed in service in the fourth quarter of 2019 combined with an increase of equipment and vehicle lease activity.

Impairment Losses on Intangibles and Goodwill

The Company recognized non-cash impairment charges of $14.0 million and $9.7 million for the years ended December 31, 2020 and 2019, respectively. The primary driver of the impairment charge in 2020 was a decline in the estimated fair market value of certain indefinite-lived intangible assets, as indicated by the decline in the Company’s common stock and revisions to market-level forecasts. See Note 6 – Franchise Operating Rights & Goodwill for discussion of non-cash impairment charges for the years ended December 31, 2020 and 2019.

Loss on Sale of Operating Assets

In December 2017, we sold a portion of our Chicago fiber network to a subsidiary of Verizon for $225.0 million in cash. In addition, we and a subsidiary of Verizon entered into a construction agreement pursuant to which we agreed to complete the build-out of the network in exchange for $50.0 million (which approximated our estimate to complete the network build-out), recognized over time as the remaining network elements were completed and accepted. We completed the network build-out during the third quarter of 2019. We recognized a $3.3 million loss on sale of assets resulting from the completion of the construction agreement during the year ended December 31, 2019.

Interest Expense

Interest expense decreased $11.4 million, or 8%, in the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease is primarily due to lower interest rates during the year ended December 31, 2020 compared to the year ended December 31, 2019.

Income Tax Expense

We reported total income tax expense of $7.8 million and $1.5 million for the years ended December 31, 2020 and 2019, respectively. The increase in tax expense for the year ended December 31, 2020 compared to the year ended December 31, 2019 is primarily due to changes in the valuation allowance, deferred tax assets related to net operating loss carryforwards, and a state bonus depreciation modification, offset by the change in pre-tax income year-over-year.

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

Adjusted EBITDA

The following table provides a reconciliation of adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure, for the years ended December 31, 2020 and 2019:

	Year ended
	December 31,
	2020	2019

	(in millions)
Net income	$14.4	$36.4
Depreciation and amortization	230.6	206.2
Impairment loss on intangibles and goodwill	14.0	9.7
Loss on sale of operating assets, net	—	5.4
Interest expense	130.7	142.1
Non-recurring professional fees, M&A integration and restructuring expense	30.3	27.5
Non-cash stock compensation	11.1	10.1
Other income, net	(1.8)	(3.6)
Income tax expense	7.8	1.5
Adjusted EBITDA	$437.1	$435.3

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

The following table provides a reconciliation of incremental contribution to income (loss) from operations, which is the most directly comparable GAAP measure, for the years ended December 31, 2020 and 2019:

	Year ended
	December 31,
	2020	2019

	(in millions)
Income from operations	$151.1	$176.4
Revenue (excluding subscription revenue)	(78.3)	(90.1)
Other non-allocated operating expense (excluding depreciation and amortization)	203.6	184.9
Selling, general and administrative	182.5	172.3
Depreciation and amortization	230.6	206.2
Impairment losses on intangibles and goodwill	14.0	9.7
Loss on sale of operating assets, net	—	5.4
Incremental contribution	$703.5	$664.8

Previously Disclosed Results of Operations

For a complete narrative of our results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2019.

Liquidity and Capital Resources

At December 31, 2020, we had $114.8 million in current assets, including $12.4 million in cash and cash equivalents, and $235.9 million in current liabilities. Our outstanding consolidated debt and finance lease obligations aggregated $2,266.0 million, of which $37.5 million is classified as current in our consolidated balance sheets.

We are required to prepay principal amounts under our Senior Secured Credit Facilities credit agreement if we generate excess cash flow, as defined in the credit agreement. As of December 31, 2020, we had borrowing capacity of $256.6 million under our Revolving Credit Facility and were in compliance with all our debt covenants. Accordingly, we believe that we have sufficient resources to fund our obligations and anticipated liquidity requirements in the foreseeable future in light of the current economic uncertainties.

Operating, Investing, and Financing Activities

Operating Activities

Net cash provided by operating activities increased $11.1 million from $266.3 million for the year ended December 31, 2019 to $277.4 million for the year ended December 31, 2020. The increase is primarily due to timing differences of our receivables and payables.

Investing Activities

Net cash used in investing activities increased $10.2 million from $224.1 million for the year ended December 31, 2019 to $234.3 million for the year ended December 31, 2020. The change is primarily attributable to non-recurring proceeds from the sale of the Chicago fiber assets received during 2019 partially offset by a decrease in capital expenditures.

We have ongoing capital expenditure requirements related to the maintenance, expansion and technological upgrades of our network infrastructure. Capital expenditures are funded primarily through a combination of cash on hand and cash flow from operations. Our capital expenditures were $234.1 million and $247.5 million for years ended December 31, 2020 and 2019, respectively. The $13.4 million decrease from the year ended December 31, 2019 to the year ended December 31, 2020 is primarily to a decrease in edge-out expenditures partially offset by an increase in customer premise equipment (“CPE”) purchases to ensure the Company received the necessary equipment to meet customer demand in light of the coronavirus outbreak and mitigate against potential supply chain issues. Additionally, the Company is no longer incurring costs in relation to the Construction Services Agreement as it was completed during the third quarter of 2019. Capital expenditures associated with the Construction Services Agreement were recognized within the business services capital expenditure category in 2019.

The following table sets forth additional information regarding our capital expenditures for the periods presented:

	December 31,
	2020	2019	2018

Capital Expenditures	(in millions)
Customer premise equipment(1)	$136.3	$116.6	$119.7
Scalable infrastructure(2)	34.2	17.5	33.0
Line extensions(3)	15.8	58.3	68.2
Support capital and other(4)	47.8	55.1	93.2
Total	$234.1	$247.5	$314.1
Capital expenditures included in total related to:
Edge-outs(5)	$8.6	$36.8	$29.1
Business services(6)	$15.7	$31.1	$48.2
(1)	Customer premise equipment (“CPE”) includes equipment and installation costs incurred to deliver services to residential and business services customers. CPE includes the costs of acquiring and installing our set-top boxes and modems, as well as the cost of customer connections to our network.
(2)	Scalable infrastructure includes costs, not directly related to customer acquisition activity, to support new customer growth and provide service enhancements (e.g., headend equipment).
(3)	Line extensions include costs associated with new home development within our footprint and edge-outs (e.g., fiber / coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(4)	Support capital and other includes costs to modify or replace existing HFC network, including enhancements, and all other costs to support day-to-day operations, including land, buildings, vehicles, office equipment, tools and test equipment.
(5)	Edge-outs represent costs to extend our network into new adjacent service areas, including the associated CPE.
(6)	Business services represent costs associated with the build-out of our network to support business services customers, including the associated CPE

Financing Activities

Net cash used in financing activities increased $17.3 million from $34.4 million for the year ended December 31, 2019 to $51.7 million for the year ended December 31, 2020. The increase is primarily attributable to an increase in net repayments of indebtedness of $17.9 million during the year ended December 31, 2020 compared to the year ended December 31, 2019.

Contractual Obligations

We have obligations to make future payments for goods and services under certain contractual arrangements. These contractual obligations secure the future rights to various assets and services to be used in the normal course of our operations. In accordance with GAAP, the future rights and obligations pertaining to firm commitments, such as operating lease obligations and certain contractual purchase obligations, are not reflected as assets or liabilities in the accompanying consolidated balance sheets. The long term debt obligations are our principal payments on cash debt service obligations. Finance lease obligations are future lease payments on certain equipment and vehicles. Operating lease obligations are the future minimum rental payments required under the operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2020.

The following table summarizes certain of our obligations as of December 31, 2020 and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payment due by period
	Total	2021	2022 - 2023	2024 - 2025	Thereafter

	(in millions)
Long term debt obligations(1)	$2,237.9	$22.8	$2,215.1	$—	$—
Finance lease obligations	34.8	15.5	17.6	1.7	—
Operating lease obligations(2)	32.3	8.0	12.4	7.2	4.7
Total	$2,305.0	$46.3	$2,245.1	$8.9	$4.7
(1)	Interest payments associated with our variable-rate debt have not been included in the table. Assuming that our $2,237.9 million of variable-rate Senior Secured Credit Facilities as of December 31, 2020 is held to maturity, and utilizing interest rates in effect at December 31, 2020, our annual interest payments (including commitment fees and letter of credit fees) on variable rate Senior Secured Credit Facilities as of December 31, 2020 is anticipated to be approximately $106.0 million for fiscal year 2021 and $219.1 million for fiscal years 2022-2023. The debt matures on August 19, 2023. The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of December 31, 2020.
(2)	In addition to the above operating lease obligations, we also rent utility poles used in our operations. Generally, pole rentals are cancellable on short notice, but we anticipate that such rentals will recur. Rent expense for pole rental attachments was approximately $9.4 million, $9.1 million and $8.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

New Accounting Pronouncements

See Part II-Item 8 Financial Statements and Supplementary Data, Note 2, “Recent Accounting Pronouncements” for a description of new accounting pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of December 31, 2020, borrowings under our Term B Loans and Revolving Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate (which is subject to a minimum rate of 1.00% for Term B Loans) or an ABR (which is subject to a minimum rate of 1.00% for Term B Loans), plus the applicable margin. The applicable margins for the Term B Loans is 3.25% for adjusted LIBOR loans and 2.25% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility is 3.00% for adjusted LIBOR loans and 2.00% for ABR loans. We manage the impact of interest rate changes on earnings and operating cash flows by entering into derivative instruments to protect against increases in the interest rates on our variable rate debt. We use interest rate swaps, where we receive variable rate amounts in exchange for fixed rate payments. As of December 31, 2020, after considering our interest rate swaps, approximately 40% of our Senior Secured Credit Facility is still variable rate debt. A hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of December 31, 2020) would result in an annual interest expense charge of up to approximately $9.2 million under our Senior Secured Credit Facility.

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

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of disclosure controls and procedures with respect to the information generated for use in this Annual Report. The evaluation was based upon reports and certifications provided by a number of executives. Based on, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the year ended December 31, 2020.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. Our management, under the supervision and with the participation of the Certifying Officers, assessed the effectiveness of the design and operation of our internal controls over financial reporting as of December 31, 2020, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

BDO USA, LLP, the Company’s independent registered public accounting firm, provides an independent audit of the consolidated financial statements and internal control over financial reporting. Their accompanying audit report on the Company’s internal controls over financial reporting is set forth in this Annual Report.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

WideOpenWest, Inc.

Englewood, Colorado

Opinion on Internal Control over Financial Reporting

We have audited WideOpenWest, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

February 24, 2021

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

Shareholders and Board of Directors

WideOpenWest, Inc.

Englewood, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of WideOpenWest, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 24, 2021 expressed an unqualified opinion thereon.

Change in Accounting Method related to Leases

As discussed in Note 5 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Determining the Fair Value of Certain Franchise Operating Rights

As described in Notes 2 and 6 to the consolidated financial statements, the carrying amount of the Company’s franchise operating rights was $785.5 million as of December 31, 2020. The Company evaluates the recoverability of its franchise operating rights annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that it is more likely than not that the franchise operating rights’ carrying value exceeds its estimated fair value. During the second quarter of fiscal 2020, the Company concluded that a triggering event occurred for certain franchise operating rights due to modifications to the Company’s internal financial forecasts due to an accelerated shift toward broadband centric consumer buying preferences, as well as potential future impacts of the COVID-19 pandemic. No impairment charges were recorded as a result of the Company’s interim impairment test and impairment charges of $14.0 million were recorded as a result of the Company’s annual impairment test. The Company estimates the fair value of each franchise operating right using the multi-period excess earnings method, an income approach.

We identified the estimate of the fair value of certain franchise operating rights as part of the interim and annual impairment assessment to be a critical audit matter. The principal considerations that led to this determination were: (i) these franchise operating rights had little headroom (i.e., the fair value over the carrying value was less than 10%) and, therefore, the fair value estimates were sensitive to changes in the significant assumptions such as forecasted revenue growth rates, forecasted margins, forecasted attrition rates and the discount rate and (ii) the audit effort involved the use of professionals with specialized skills and knowledge. These assumptions were especially challenging to test and required significant auditor judgment because they were affected by expected future market conditions, including the impact of COVID-19.

The primary procedures we performed to address this critical audit matter included:

●	Obtaining an understanding, evaluating the design and testing the operating effectiveness of controls over the Company’s calculation of the fair value of franchise operating rights, including controls over management’s review of the significant assumptions described above.
●	Evaluating the reasonableness of management’s forecasts by (i) understanding management’s process for developing the forecasted revenue growth rates, forecasted margins, and forecasted attrition rates, including the impact of COVID-19 and (ii) comparing these assumptions to historical results and to forecasted information included in industry reports.
●	Utilizing our valuation professionals to assist in (i) assessing the appropriateness of the valuation model method, and (ii) evaluating the reasonableness of the Company’s discount rate.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2012.

Atlanta, Georgia

February 24, 2021

WideOpenWest, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2020	2019

	(in millions, except share data)
Assets
Current assets
Cash and cash equivalents	$12.4	$21.0
Accounts receivable—trade, net of allowance for doubtful accounts of $8.6 and $7.5, respectively	69.5	65.8
Accounts receivable—other, net	3.7	9.8
Prepaid expenses and other	29.2	22.1
Total current assets	114.8	118.7
Right-of-use lease assets—operating	24.9	26.5
Property, plant and equipment, net	1,100.3	1,073.7
Franchise operating rights	785.5	799.5
Goodwill	408.8	408.8
Intangible assets subject to amortization, net	2.1	2.9
Other non-current assets	50.6	41.5
Total assets	$2,487.0	$2,471.6
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable—trade	$43.8	$47.1
Accrued interest	4.0	2.7
Current portion of long-term lease liability—operating	6.5	6.1
Accrued liabilities and other	98.6	95.6
Current portion of long-term debt and finance lease obligations	37.5	30.9
Current portion of unearned service revenue	45.5	45.0
Total current liabilities	235.9	227.4
Long-term debt and finance lease obligations, net of debt issuance costs —less current portion	2,228.5	2,259.5
Long-term lease liability—operating	21.3	23.4
Deferred income taxes, net	200.6	192.5
Other non-current liabilities	13.1	14.7
Total liabilities	2,699.4	2,717.5
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 95,187,161 and 92,182,207 issued as of December 31, 2020 and December 31, 2019, respectively; 86,847,797 and 84,103,108 outstanding as of December 31, 2020 and December 31, 2019, respectively	1.0	0.9
Additional paid-in capital	333.8	322.8
Accumulated other comprehensive loss	(6.5)	(15.5)
Accumulated deficit	(460.0)	(474.4)
Treasury stock at cost, 8,339,364 and 8,079,099 shares as of December 31, 2020 and December 31, 2019, respectively	(80.7)	(79.7)
Total stockholders’ deficit	(212.4)	(245.9)
Total liabilities and stockholders’ deficit	$2,487.0	$2,471.6

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31,
	2020	2019	2018

	(in millions, except per share and share data)
Revenue	$1,148.4	$1,145.8	$1,153.8
Costs and expenses:
Operating (excluding depreciation and amortization)	570.2	575.8	617.9
Selling, general and administrative	182.5	172.3	155.2
Depreciation and amortization	230.6	206.2	186.9
Impairment losses on intangibles and goodwill	14.0	9.7	216.3
Loss (gain) on sale of operating assets, net	—	5.4	(0.9)
	997.3	969.4	1,175.4
Income from operations	151.1	176.4	(21.6)
Other income (expense):
Interest expense	(130.7)	(142.1)	(132.5)
Other income, net	1.8	3.6	1.7
Income before provision for income tax	22.2	37.9	(152.4)
Income tax (expense) benefit	(7.8)	(1.5)	65.1
Net income (loss)	$14.4	$36.4	$(87.3)

Basic and diluted earnings per common share
Basic	$0.18	$0.45	$(1.07)
Diluted	$0.17	$0.45	$(1.07)
Weighted-average common shares outstanding
Basic	81,561,707	80,713,926	81,808,425
Diluted	82,814,810	81,189,162	81,808,425

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
	2020	2019	2018

	(in millions)
Net income (loss)	$14.4	$36.4	$(87.3)
Unrealized gain (loss) on derivative instrument, net of tax	9.0	(9.0)	(6.5)
Comprehensive income (loss)	$23.4	$27.4	$(93.8)

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

					Accumulated
		Common	Treasury	Additional	Other		Total
	Common	Stock	Stock at	Paid-in	Comprehensive	Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Loss	Deficit	Deficit

	(in millions, except share data)
Balances at January 1, 2018	88,426,742	$0.9	$(4.8)	$299.9	$—	$(432.6)	$(136.6)
Impact of change in accounting policy	—	—	—	—	—	9.1	9.1
Changes in accumulated other comprehensive loss, net	—	—	—	—	(6.5)	—	(6.5)
Stock-based compensation	—	—	—	13.0	—	—	13.0
Issuance of restricted stock, net	1,684,778	—	—	—	—	—	—
Purchase of shares	(7,431,140)	—	(73.3)	—	—	—	(73.3)
Other	—	—	—	(0.2)	—	—	(0.2)
Net loss	—	—	—	—	—	(87.3)	(87.3)
Balances at December 31, 2018(1)	82,680,380	$0.9	$(78.1)	$312.7	$(6.5)	$(510.8)	$(281.8)
Changes in accumulated other comprehensive loss, net	—	—	—	—	(9.0)	—	(9.0)
Stock-based compensation	—	—	—	10.1	—	—	10.1
Issuance of restricted stock, net	1,609,514	—	—	—	—	—	—
Purchase of shares	(186,786)	—	(1.6)	—	—	—	(1.6)
Net income	—	—	—	—	—	36.4	36.4
Balances at December 31, 2019(1)	84,103,108	$0.9	$(79.7)	$322.8	$(15.5)	$(474.4)	$(245.9)
Changes in accumulated other comprehensive loss, net	—	—	—	—	9.0	—	9.0
Stock-based compensation	—	0.1	—	11.0	—	—	11.1
Issuance of restricted stock, net	3,004,954	—	—	—	—	—	—
Purchase of shares	(260,265)	—	(1.0)	—	—	—	(1.0)
Net income	—	—	—	—	—	14.4	14.4
Balances at December 31, 2020(1)	86,847,797	$1.0	$(80.7)	$333.8	$(6.5)	$(460.0)	$(212.4)
(1)	Included in outstanding shares as of December 31, 2020, 2019 and 2018 are 4,990,971, 3,140,168 and 2,356,418, respectively, of non-vested shares of restricted stock awards granted to employees and directors.

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2020	2019	2018

	(in millions)
Cash flows from operating activities:
Net income (loss)	$14.4	$36.4	$(87.3)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	230.6	206.2	186.9
Deferred income taxes	5.3	4.3	(57.3)
Provision for doubtful accounts	16.8	16.9	20.2
Loss (gain) on sale of operating assets, net	—	5.4	(0.9)
Amortization of debt issuance costs and discount	4.7	4.7	4.7
Impairment losses on intangibles and goodwill	14.0	9.7	216.3
Non-cash compensation	11.1	10.1	13.0
Other non-cash items	(0.2)	0.6	—
Changes in operating assets and liabilities:
Receivables and other operating assets	(28.1)	(25.2)	(36.7)
Payables and accruals	8.8	(2.8)	10.4
Net cash provided by operating activities	$277.4	$266.3	$269.3
Cash flows from investing activities:
Capital expenditures	$(234.1)	$(247.5)	$(314.1)
Proceeds from sale of Chicago fiber assets	—	24.7	22.6
Other investing activities	(0.2)	(1.3)	3.8
Net cash used in investing activities	$(234.3)	$(224.1)	$(287.7)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$91.0	$80.0	$110.0
Payments on long-term debt and finance lease obligations	(141.7)	(112.8)	(74.3)
Purchase of shares	(1.0)	(1.6)	(73.3)
Other	—	—	(0.2)
Net cash used in financing activities	$(51.7)	$(34.4)	$(37.8)
Increase (decrease) in cash and cash equivalents	(8.6)	7.8	(56.2)
Cash and cash equivalents, beginning of period	21.0	13.2	69.4
Cash and cash equivalents, end of period	$12.4	$21.0	$13.2
Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$124.0	$139.0	$126.8
Cash paid during the periods for income taxes	$1.5	$1.6	$11.9
Cash received during the periods for refunds of income taxes	$4.6	$4.4	$—
Insurance proceeds received for business interruption	$—	$9.6	$1.5
Non-cash financing activities:
Other financing arrangements	$1.1	$—	$—
Capital expenditure accounts payable and accruals	$19.1	$16.8	$18.2

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

Provision for Doubtful Accounts

The provision for doubtful accounts and the allowance for doubtful accounts are based on historical trends. The Company’s policy to reserve for potential bad debts is based on the aging of the individual receivables. The Company manages credit risk by disconnecting services to customers who are delinquent, generally after sixty days of delinquency. The individual receivables are written-off after all reasonable efforts to collect the funds have been made. Actual write-offs may differ from the amounts reserved. See Note 3 – Revenue from Contracts with Customers for a discussion of changes in the allowance for doubtful accounts for the periods presented.

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

Intangible Assets and Goodwill

Intangible assets consist primarily of acquired franchise operating rights and goodwill. Franchise operating rights represent the value attributable to agreements with local franchising authorities, which allow access to homes in the public right of way. The Company’s franchise operating rights were acquired through business combinations. The Company does not amortize franchise operating rights as it has been determined that they have an indefinite life. Costs incurred in negotiating and renewing franchise operating agreements are expensed as incurred. Franchise related customer relationships represent the value to the Company of the benefit of acquiring the existing cable subscriber base and are amortized over the estimated life of the subscriber base (four years) on a straight-line basis, which is shorter than the economic useful life, which approximates an accelerated method. Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired in business combinations.

Asset Impairments

Significant judgment by management is required to determine estimates and assumptions used in the valuation of property, plant and equipment, intangible assets and goodwill.

Long-lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or substantive changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is based on the undiscounted cash flows generated by the underlying asset groups, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows was determined to be less than the carrying amount of the asset group, the Company would recognize an impairment charge to the extent the carrying amount of the asset group exceeds its estimated fair value. The Company had no triggering events or impairment of its long-lived assets in any of the periods presented.

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

The Company calculates the fair value of franchise operating rights using the multi-period excess earnings method, an income approach, which calculates the value of an intangible asset by discounting its future cash flows. The fair value is determined based on estimated discrete discounted future cash flows attributable to each franchise operating right intangible asset using assumptions consistent with internal forecasts. Assumptions key in estimating fair value under this method include, but are not limited to, revenue and subscriber growth rates (less anticipated customer churn), operating expenditures, capital expenditures (including any build out), market share achieved, contributory asset charge rates, tax rates and discount rate. The discount rate used in the model represents a weighted average cost of capital and the perceived risk associated with an intangible asset such as franchise operating rights. The Company identified a triggering event in the second quarter of 2020 that required an interim impairment analysis. Based on the results of the analysis, the fair value of franchise operating rights were in excess of their respective carrying values. See Note 6 - Franchise Operating Rights & Goodwill for discussion of impairment charges recognized for the periods presented.

Goodwill

The Company assesses the recoverability of its goodwill at least annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that the asset might be impaired. The Company may first choose to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs a quantitative analysis. The Company may also choose to by-pass the qualitative assessment and proceed directly to the quantitative analysis.

In the quantitative analysis, the Company utilizes a discounted cash flow analysis or a market approach to estimate the fair value of goodwill and compares such value to the carrying amount. Any excess of the carrying value of goodwill over the estimated fair value of goodwill would be expensed as an impairment loss.

The Company determined it had one reporting unit as part of its annual goodwill analysis on October 1. The Company identified a triggering event in the second quarter of 2020 that required an interim impairment analysis. Based on the results of the analysis, the fair value of goodwill was in excess of its carrying value. See Note 6 - Franchise Operating Rights & Goodwill for a discussion of impairment charges recognized for the periods presented.

Debt Issuance Costs

Debt issuance costs incurred by the Company are capitalized and amortized over the life of the related debt using the effective interest rate method and are included as a reduction in long-term debt in the accompanying consolidated balance sheets. The amortization of debt issuance costs is included in interest expense on the accompanying consolidated statements of operations.

Other Noncurrent Assets

Other noncurrent assets are comprised primarily of long-term deferred contract costs and long-term software costs. These amounts are recognized as operating expenses or selling, general, and administrative expense over the period of usage.

Fair Value of Financial Instruments

Carrying amounts reported in the consolidated balance sheets for cash and cash equivalents are carried at fair value. The carrying amounts reported in the consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to their short-term maturities. The fair value of long-term debt is based on the debt’s variable rate of interest and the Company’s own credit risk and risk of nonperformance, as required by GAAP.

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

Costs and Expenses

The Company’s expenses consist of operating, selling, general and administrative expenses, depreciation and amortization expense and interest expense. Business interruption insurance proceeds are recorded to operating expense in the statements of operations.

Advertising Costs

The cost of advertising is expensed as incurred and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Advertising expense during the years ended December 31, 2020, 2019 and 2018 was $39.7 million, $33.6 million and $31.2 million, respectively.

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

Derivative Financial Instruments

The Company may use derivative financial instruments to manage its exposure to fluctuations in interest rates by entering into interest rate exchange agreements such as interest rate swaps. All derivatives, whether designated as a hedge or not, are required to be recorded on the consolidated balance sheet at fair value. If the derivative is designated as a hedge and is highly effective as a hedging instrument, recognition of changes in fair value depend on whether the derivative is used in a fair value hedge, in which changes are recognized in earnings, or cash flow hedge, in which changes are recognized in other comprehensive income. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. Refer to Note 10 – Derivative Instruments and Hedging Activities for a discussion of hedging activities for the period presented.

Stock-based Compensation

The Company’s stock-based compensation consists of restricted stock awards with service, performance and market conditions. Restricted stock awards are measured at the grant date fair value and amortized to stock compensation expense over the requisite service period. The fair value of restricted stock awards with market conditions is measured utilizing Monte Carlo simulations. Awards with performance or market conditions will vest based on the Company’s achievement level relative to specific requirements. For all restricted stock awards, the Company accounts for forfeitures as they occur. Refer to Note 13 – Stock-Based Compensation for a discussion of the Company’s stock-based compensation for the periods presented.

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

Recently Issued Accounting Pronouncements

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)     2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance, expedients and exceptions for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update apply to all entities, subject to meeting the criteria, which have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments of this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting this guidance and the potential effects it could have on its financial position, results of operations and cash flows.

ASU 2019-12, Income Taxes—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company will adopt this guidance prospectively beginning January 1, 2021, and has determined the impact of adoption will not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Other Business Services Revenue

Other business services revenue consists primarily of monthly recurring charges for session initiated protocol, web hosting, metro ethernet, wireless backhaul, broadband carrier, and cloud infrastructure services provided to business customers. Other business services revenue also includes recurring charges for wholesale and colocation services. Monthly charges for other business services are generally billed in advance and recognized as revenue when the associated services are provided to the customer.

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

Revenue by Service Offering

The following table presents revenue by service offering for the years ended December 31, 2020, 2019 and 2018, respectively:

	Year ended December 31,
	2020	2019	2018

	(in millions)
Residential subscription
HSD	$480.1	$440.7	$393.6
Video	393.8	417.4	465.3
Telephony	52.5	59.9	74.4
Total Residential subscription	$926.4	$918.0	$933.3
Business subscription
HSD	$87.1	$80.3	$73.5
Video	15.0	14.6	14.1
Telephony	41.6	42.8	41.9
Total business subscription	$143.7	$137.7	$129.5
Total subscription services revenue	1,070.1	1,055.7	1,062.8
Other business services revenue(1)	25.3	27.4	28.1
Other revenue	53.0	62.7	62.9
Total revenue	$1,148.4	$1,145.8	$1,153.8
(1)	Includes wholesale and colocation revenue of $21.3 million, $21.6 million and $21.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Costs of Obtaining Contracts with Customers

The Company recognizes an asset for incremental costs of obtaining contracts with customers when it expects to recover those costs. Costs which would be incurred regardless of whether a contract is obtained are expensed as they are incurred.  Costs of obtaining contracts with customers are amortized over the expected period of benefit, which generally ranges from three to four years for residential customers and six to seven years for business customers. The current portion and the non-current portion of costs of obtaining contracts with customers are included in prepaid expenses and other and other noncurrent assets, respectively, in the Company’s consolidated balance sheets. Amortization of costs of obtaining contracts with customers is included in selling, general and administrative expense in the Company’s consolidated statements of operations.

The following table summarizes the activity of costs of obtaining contracts with customers:

	2020	2019	2018

	(in millions)
Balance at beginning of period	$40.7	$26.3	$—
Impact of change in accounting policy	—	—	11.4
Deferral	21.1	22.2	19.0
Amortization	(12.2)	(7.8)	(4.1)
Balance at end of period	$49.6	$40.7	$26.3

The following table presents the current and non-current costs of obtaining contracts with customers as of the end of the corresponding periods:

	December 31, 2020	December 31, 2019

	(in millions)
Current costs of obtaining contracts with customers	$15.3	$10.0
Non-current costs of obtaining contracts with customers	34.3	30.7
Total costs of obtaining contracts with customers	$49.6	$40.7

Contract Liabilities

Monthly charges for residential and business subscription services are billed in advance and recorded as unearned service revenue. Residential and business customers may be charged non-recurring upfront fees associated with installation and other administrative activities. Charges for upfront fees associated with installation and other administrative activities are initially recorded as unearned service revenue and recognized as revenue over the expected period of benefit for residential customers, which has been estimated as five months, and over the contract term for business customers, which has been estimated as thirty months. The Company has estimated the expected period of benefit for residential customers based on consideration of quantitative and qualitative factors including the average installation fee charged, the average monthly revenue per customer, and customer behavior. The current portion and the non-current portion of contract liabilities are included in current portion of unearned service revenue and other non-current liabilities, respectively, in the Company’s consolidated balance sheets.

The following tables present the activity of current and non-current contract liabilities:

	2020	2019	2018

	(in millions)
Balance at beginning of period	$4.2	$3.9	$—
Impact of change in accounting policy	—	—	2.1
Deferral	14.3	16.1	17.5
Revenue recognized	(14.3)	(15.8)	(15.7)
Balance at end of period	$4.2	$4.2	$3.9

The following table presents the current and non-current portion of contract liabilities as of the end of the corresponding periods:

	December 31, 2020	December 31, 2019

	(in millions)
Current contract liabilities	$3.6	$3.6
Non-current contract liabilities	0.6	0.6
Total contract liabilities	$4.2	$4.2

Unsatisfied Performance Obligations

Revenue from month-to-month residential subscription service contracts have historically represented a significant portion of the Company’s revenue and the Company expects that this will continue to be the case in future periods. All residential subscription service performance obligations will be satisfied within one year.

A summary of expected business subscription and other business services revenue to be recognized in future periods related to performance obligations which have not been satisfied or are partially unsatisfied as of December 31, 2020 is set forth in the table below:

	2021	2022	2023	Thereafter	Total

	(in millions)
Subscription services	$68.9	$35.7	$11.6	$7.1	$123.3
Other business services	3.5	1.7	0.4	—	5.6
Total expected revenue	$72.4	$37.4	$12.0	$7.1	$128.9

Provision for Doubtful Accounts

The provision for doubtful accounts and allowance for doubtful accounts are based on the aging of the individual receivables, historical trends and current and anticipated future economic conditions. The Company manages credit risk by disconnecting services to customers who are delinquent, generally after sixty days of delinquency. From March 12, 2020 through June 30, 2020, the Company suspended certain collection activities as a result of participation in the Federal Communications Commission (“FCC”) Keep Americans Connected Pledge. The FCC Pledge expired on June 30, 2020, however the Company continued to arrange payment plans for those customers impacted by COVID-19 through December 31, 2020. Individual receivables are written-off after all reasonable efforts to collect the funds have been made. Actual write-offs may differ from the amounts reserved.

The following table presents the change in the allowance for doubtful accounts for trade accounts receivable:

	Year ended
	December 31,
	2020	2019

	(in millions)
Balance at beginning of period	$7.5	$7.5
Provision charged to expense	16.4	16.9
Accounts written off, net of recoveries	(15.3)	(16.9)
Balance at end of period	$8.6	$7.5

The Company had accounts written off, net of recoveries, of non-trade accounts receivable of $0.4 million for the year ended December 31, 2020. The Company did not have such write-offs for the year ended December 31, 2019.

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,	December 31,
	2020	2019

	(in millions)
Distribution facilities	$1,960.0	$1,780.7
Customer premise equipment	481.5	460.1
Head-end equipment	364.3	341.2
Telephony infrastructure	99.3	97.9
Computer equipment and software	163.9	146.4
Vehicles	35.9	37.0
Buildings and leasehold improvements	49.7	49.5
Office and technical equipment	34.8	33.5
Land	6.2	6.2
Construction in progress (including material inventory and other)	50.5	61.2
Total property, plant and equipment	3,246.1	3,013.7
Less accumulated depreciation	(2,145.8)	(1,940.0)
	$1,100.3	$1,073.7

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $229.6 million, $204.4 million, and $185.1 million, respectively. For the year ended December 31, 2019, the Company wrote-off $2.4 million of obsolete assets which is included in the loss (gain) on sale of operating assets, net. The Company recognized insignificant asset write-offs in the years ended December 31, 2020 and 2018.

Asset Sale

During 2017, the Company entered into an Asset Purchase Agreement (“APA”) to sell a portion of its Chicago fiber network to a subsidiary of Verizon for $225.0 million in cash. In addition to the APA, the Company entered into a Construction Services Agreement (“CSA”) pursuant to which the Company agreed to complete the build-out of the network for $50.0 million to be recognized over time as such network elements were completed and accepted.

The Company completed the network build-out during the third quarter of 2019. The Company recognized a $3.3 million loss and a $2.0 million gain on sale of assets related to the CSA for the years ended December 31, 2019 and 2018, respectively.

5. Leases

The Company adopted Accounting Standards Codification Topic 842, Leases, using the effective date method as of January 1, 2019. The Company leases certain property, vehicles and equipment for use in its operations. The Company determines if an arrangement is or contains a lease at inception. The Company has lease agreements with lease and non-lease components and has elected to not separate these components for all classes of underlying assets. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. Leases with initial terms greater than 12 months are recorded as operating or financing leases on the consolidated balance sheet. As of December 31, 2020, financing lease assets of $32.5 million are included in property, plant and equipment on the consolidated balance sheet. Financing lease liabilities are included within the current and long-term portions of long-term debt and finance lease obligations of $14.3 million and $18.6 million, respectively.

Right-of-use lease assets and lease liabilities are recognized upon lease commencement based on the present value of the future minimum lease payments over the lease term. The Company utilizes a collateralized incremental borrowing rate based on information available at the lease commencement date in determining the present value of future payments, unless the rate is implicit in the lease agreement. The operating and finance leases may contain variable payments for common-area maintenance, taxes and insurance, and repairs and maintenance. Variable payments are recognized when incurred and not included in the measurement of the right-of-use asset and lease liability. In instances where customer premise equipment would qualify as a lease, the Company applies the practical expedient to combine the operating lease with the subscription revenue as a single performance obligation in accordance with revenue recognition accounting guidance as the subscription service is the predominant component.

The Company’s lease agreements may contain options to extend the lease term beyond the initial term, termination options, and options to purchase the underlying asset. The Company has not included these options in the lease term or the related payments in the measurement of the ROU asset and lease liabilities as the Company has determined the options are not reasonably certain to be exercised.

Lease components are classified as follows:

		Year Ended
		December 31,
	Classification	2020	2019

		(in millions)
Finance lease cost
Amortization of leased asset	Depreciation	$10.7	$5.3
Interest on lease liabilities	Interest expense	1.2	0.6
Operating lease cost(1)	Operating expense	10.0	9.8
Net lease cost		$21.9	$15.7

(1)  Includes short-term lease and variable costs of $1.6 million for the years ended December 31, 2020 and 2019. The Company recognized rental expense under operating lease agreements of $9.2 million for the year ended December 31, 2018.

The following table presents aggregate lease maturities as of December 31, 2020:

	Finance Leases	Operating Leases	Total

	(in millions)
2021	$15.5	$8.0	$23.5
2022	11.8	7.1	18.9
2023	5.8	5.3	11.1
2024	1.3	4.3	5.6
2025	0.4	2.9	3.3
Thereafter	—	4.7	4.7
Total lease payments	34.8	32.3	67.1
Less: interest	1.9	4.5	6.4
Present value of lease liabilities	$32.9	$27.8	$60.7

The following table presents aggregate lease maturities as of December 31, 2019:

	Finance Leases	Operating Leases	Total

	(in millions)
2020	$8.9	$7.7	$16.6
2021	8.8	6.9	15.7
2022	5.1	6.1	11.2
2023	1.2	4.5	5.7
2024	0.5	3.1	3.6
Thereafter	—	6.8	6.8
Total lease payments	24.5	35.1	59.6
Less: interest	1.4	5.6	7.0
Total lease payments	$23.1	$29.5	$52.6

The following table presents weighted average remaining lease terms and discount rates:

	Year ended December 31,
	2020	2019
Weighted-average remaining lease term (in years)
Finance Leases	2.6	3.0
Operating Leases	5.1	5.6
Weighted-average discount rate
Finance Leases	4.53%	4.56%
Operating Leases	5.94%	6.21%

The following table presents other information related to operating and finance leases:

	Year ended December 31,
	2020	2019

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6.6	$6.3
Operating cash flows from finance leases	1.2	0.6
Financing cash flows from finance leases	10.7	5.0
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	20.5	23.5
Operating leases	5.8	10.8

6. Franchise Operating Rights & Goodwill

Changes in the carrying amounts of the Company’s franchise operating rights and goodwill during 2020 and 2019 are set forth below:

	January 1,		December 31,
	2020	Impairment	2020

	(in millions)
Franchise operating rights	$799.5	$(14.0)	$785.5
Goodwill	408.8	—	408.8
	$1,208.3	$(14.0)	$1,194.3

	January 1,		December 31,
	2019	Impairment	2019

	(in millions)
Franchise operating rights	$809.2	$(9.7)	$799.5
Goodwill	408.8	—	408.8
	$1,218.0	$(9.7)	$1,208.3

Franchise Operating Rights

The Company evaluates the recoverability of its franchise operating rights at least annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. Franchise operating rights are evaluated for impairment by comparing the carrying value of the intangible asset to its estimated fair value, utilizing both quantitative and qualitative methods, at the lowest level of identifiable cash flows, which generally represent the markets in which the Company operates. Qualitative analysis is performed for franchise assets in the event the previous analysis indicates that there is a significant margin between the estimated fair value of franchise operating rights and the carrying value of those rights, and that it is more likely than not that the estimated fair value equals or exceeds its carrying value.

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

During the second quarter of 2020, the Company determined that due to modifications to internal financial forecasts, which reflected an accelerated shift towards broadband centric consumer buying preferences, as well as potential future impacts of the COVID-19 pandemic, a triggering event had occurred that required an interim impairment analysis. Based on the results of the analysis at that point in time, the Company concluded that the fair value exceeded the carrying value of each franchise operating right.

As a result of the annual analysis performed on October 1, 2020, the estimated fair value of two franchise operating right assets was determined to be below the carrying value, which resulted in the recognition of non-cash impairment losses of $3.0 million and $11.0 million in the Huntsville, AL and Panama City, FL markets, respectively.

The Company recognized non-cash impairment losses of $14.0 million, $9.7 million, and $143.2 million for the years ended December 31, 2020, 2019, and 2018 respectively. The primary driver of the impairment charges in the years presented was a decline in estimated fair market value of indefinite-lived intangible assets in certain markets, as indicated by the decline in the Company’s common stock and revisions to market-level forecasts.  The impairment charges do not have an impact on the Company’s intent and/or ability to renew or extend existing franchise operating rights.

Goodwill

The Company evaluates goodwill for impairment at least annually on October 1, at the reporting unit level utilizing both quantitative and qualitative methods. Qualitative analysis is performed for goodwill in the event the previous analysis indicates that there is a significant margin between estimated fair value and carrying value of goodwill, and that it is more likely than not that the estimated fair value exceeds the carrying value. In the event that a quantitative analysis is performed, any excess of the carrying value of goodwill over the estimated fair value of goodwill is expensed as an impairment loss.

For the 2018 quantitative evaluation of goodwill, the Company utilized both an income approach as well as a market approach. The income approach utilized a discounted cash flow analysis to estimate the fair value of the Company, while the market approach utilized multiples derived from actual precedent transactions of similar businesses, the market value of the Company and market valuations of guideline public companies. As part of the 2018 analysis, the Company recognized a change in reporting units as a result of significant changes in personnel, reporting and operating structure which occurred throughout 2018. As a result of this change, the Company completed an assessment of any potential impairment for all reporting units immediately prior to and after the reporting unit change and determined no impairment existed.

For the 2019 and 2020 evaluations of goodwill, the Company determined the estimated fair value utilizing a market approach that incorporated the approximate market capitalization as of the annual testing date, increased by the quoted market price of the Company’s debt and adjusted for a control premium. The change in approach is attributed to the change to a single reporting unit in the 2018 quantitative evaluation.

As a result of the interim analysis in the second quarter of 2020 and the annual analysis performed on October 1, 2020 and 2019, the estimated fair value of goodwill exceeded the carrying value and as such, no impairment existed.

The Company recognized non-cash impairment losses of nil for both the years ended December 31, 2020 and 2019 and $73.1 million for the year ended December 31, 2018. The primary driver of the impairment charge in 2018 was a decline estimated fair market value of goodwill in certain reporting units, as indicated by the decline in the Company’s common stock. The Company recognized the 2018 impairment charge as a result of the identification of a triggering event in the first quarter of 2018. The Company has accumulated impairment losses of $206.4 million for both years ended December 31, 2020 and 2019.

7. Intangible Assets Subject to Amortization

Intangible assets subject to amortization consist primarily of multiple-dwelling unit and customer relationships. Changes in the carrying amounts during 2020 and 2019 are set forth below:

	January 1,			December 31,
	2020	Acquisitions	Amortization	2020

	(in millions)
Customer relationships	$0.5	$0.1	$(0.5)	$0.1
Other	2.4	0.1	(0.5)	2.0
	$2.9	$0.2	$(1.0)	$2.1

	January 1,			December 31,
	2019	Acquisitions	Amortization	2019

	(in millions)
Customer relationships	$1.5	$—	$(1.0)	$0.5
Other	2.1	1.1	(0.8)	2.4
	$3.6	$1.1	$(1.8)	$2.9

Amortization expense is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Amortization expense for years ended December 31, 2020, 2019 and 2018 was $1.0 million, $1.8 million and $2.3 million, respectively.

Scheduled amortization of the Company’s intangible assets as of December 31, 2020 for the next five years is as follows (in millions):

2021	$0.4
2022	0.4
2023	0.4
2024	0.3
2025	0.2
Thereafter	0.4
$2.1

8. Accrued Liabilities and Other

Accrued liabilities and other consist of the following:

	December 31,
	2020	2019

	(in millions)
Programming costs	$30.0	$33.4
Payroll and employee benefits	28.0	20.8
Franchise and revenue sharing fees	11.0	10.9
Other accrued liabilities	9.9	10.0
Interest rate swaps	9.4	14.7
Property, income, sales and use taxes	5.8	2.4
Utility pole costs	4.5	3.4
	$98.6	$95.6

9. Long-Term Debt and Finance Lease Obligations

The following table summarizes the Company’s long-term debt and finance lease obligations:

				December 31,
	December 31, 2020			2019
	Available
	borrowing	Effective	Outstanding	Outstanding
	capacity	interest rate(1)	balance	balance

	(in millions)
Long-term debt:
Term B Loans, net(2)	$—	5.28%	$2,199.9	$2,220.3
Revolving Credit Facility(3)	256.6	3.15%	38.0	55.0
Total long-term debt	$256.6		2,237.9	2,275.3
Other Financing			0.8	—
Finance lease obligations			32.9	23.1
Total long-term debt, finance lease obligations and other			2,271.6	2,298.4
Debt issuance costs, net(4)			(5.6)	(8.0)
Sub-total			2,266.0	2,290.4
Less current portion			(37.5)	(30.9)
Long-term portion			$2,228.5	$2,259.5
(1)	Represents the effective interest rate in effect for all borrowings outstanding as of the year ended December 31, 2020 pursuant to each debt instrument including the applicable margin.
(2)	At December 31, 2020 and 2019 includes $6.1 million and $8.4 million of net unamortized discounts, respectively.
(3)	Available borrowing capacity at December 31, 2020 represents $300.0 million of total availability less borrowings of $38.0 million on the Revolving Credit Facility and outstanding letters of credit of $5.4 million. The aggregate amount of letters of credit cannot exceed $40 million and are used in the ordinary course of business and released when the respective contractual obligations have been fulfilled by the Company.

(4)   At December 31, 2020 and 2019, debt issuance costs include $4.4 million and $6.0 million related to Term B Loans and $1.2 million and $2.0 million related to the Revolving Credit Facility, respectively.

Term B Loans and Revolving Credit Facility

The Company entered into the eighth amendment (“Eighth Amendment”) to its Credit Agreement on July 17, 2017, with JPMorgan Chase Bank, N.A., as the administrative agent and revolver agent. Under the Eighth Amendment, (i) the Company borrowed new Term B loans in an aggregate principal amount of $230.5 million, for a total outstanding Term B loan principal amount of $2.28 billion and (ii) the revolving credit commitments were increased by an aggregate principal amount of $100.0 million, for a total outstanding revolving credit commitment of $300.0 million. The Term B loans mature on August 19, 2023 and bear interest, at the Company’s option, at a rate equal to ABR plus 2.25% or LIBOR plus 3.25%. Borrowings under the revolving credit facility mature on May 31, 2022 and bear interest, at the Company's option, at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%. The Senior Secured Term B loans and Revolving Credit Facility are secured on a first-priority basis by a lien on substantially all of the Company’s assets, subject to certain exceptions and permitted liens. The guarantees and covenants in the Eighth Amendment remain unchanged from those contained in the credit agreement prior to the Eighth Amendment. As of December 31, 2020, the Company was in compliance with all debt covenants.

Amortization of debt issuance costs and debt discount, all of which are included in interest expense in the accompanying consolidated statements of operations, for the years ended December 31, 2020, 2019 and 2018, are as follows:

	December 31,
	2020	2019	2018

	(in millions)
Amortization of deferred issuance costs	$2.4	$2.4	$2.4
Amortization of debt discount	2.3	2.3	2.3

Maturities of long-term debt, excluding finance lease obligations, as of December 31, 2020 are as follows:

Long-term
Debt
(in millions)
2021	$22.8
2022	60.8
2023	2,154.3
Thereafter	—
$2,237.9

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

As of December 31, 2020, the Company is the fixed rate payor on two interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on the Company’s total long-term debt of $2,244.0 million, not including unamortized debt issuance costs and discounts. These contracts fix approximately 60% of the Company’s term loan variable rate exposure at 2.7% and have an expiration date of May 2021. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments. As all of the critical terms of each of the derivative instruments matched the underlying terms of the hedged debt and related forecasted interest payments, these hedges were considered highly effective. Based on LIBOR-based swap yield curves as of December 31, 2020, the Company expects to reclassify losses of $9.4 million out of accumulated other comprehensive loss (“AOCL”) into earnings within the next 12 months.

The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the consolidated balance sheets as of December 31, 2020 and 2019.

		Fair Value	Fair Value
		Accrued	Other
	Notional	Liabilities	Non-current
	Amount	and Other	Liabilities

Derivatives Designated as Hedging Instruments	(in millions)
Interest rate swap contracts as of December 31, 2020	$1,323.5	$9.4	$—
Interest rate swap contracts as of December 31, 2019	$1,337.2	$14.7	$6.1

Gains and losses on derivatives designated as cash flow hedges included in the consolidated statements of comprehensive income (loss) for the years ended December 31, 2020 and 2019 are shown in the table below.

	Year ended
	December 31,
	2020	2019

Interest rate swap contracts(1)	(in millions)
Gain (loss) recorded in AOCL on derivatives, before tax	$11.8	$(13.8)
Tax impact	(2.8)	4.8
Gain (loss) recorded in AOCL on derivatives, net	9.0	(9.0)
(1)	Gains (losses) on derivatives reclassified from AOCL into income will be included in “Interest expense” in the consolidated statements of operations, the same income statement line item as the earnings effect of the hedged item. Losses recognized in the consolidated statements of operations for the year ended December 31, 2020, 2019 and 2018 total $21.2 million, $6.2 million and $4.8 million, respectively.

For the periods presented, all cash flows associated with derivatives are classified as operating cash flows in the consolidated statements of cash flows.

11. Fair Value Measurements

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

The Company’s derivative instrument is accounted for at fair value on a recurring basis and classified within Level 2 of the valuation hierarchy and was valued at $9.4 million and $20.8 million as of December 31, 2020 and 2019, respectively. The fair value of the derivative instrument is measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curves as of December 31, 2020. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

The estimated fair value of the Company’s long-term debt is based on dealer quotes considering current market rates for the Company’s credit facility and is classified as Level 2. The ratio of the Company’s aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets. The fair value of the Company’s long-term debt was valued at $2,203.1 million and $2,220.3 million as of December 31, 2020 and 2019, respectively. Long-term debt fair value does not include debt issuance costs and discounts.

There were no transfers into or out of Level 1, 2 or 3 during the years ended December 31, 2020 and 2019.

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

12. Equity

Common Stock Repurchase Plan

The following represents the Company’s purchases of WOW common stock during the years ended December 31, 2020, 2019, and 2018. The shares are reflected as treasury stock in the Company’s consolidated balance sheets.

The following represents the Company’s purchase of WOW common stock during the years ended December 31, 2020, 2019, and 2018. The shares are reflected as treasury stock in the Company’s consolidated balance sheets.

	Year ended
	December 31,
	2020	2019	2018

Share buybacks	—	—	7,098,637
Income tax withholding	260,265	186,786	332,503
	260,265	186,786	7,431,140

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

13. Stock-based Compensation

The Company’s stock incentive plan, the 2017 Omnibus Incentive Plan, provides for grants of stock options, restricted stock and performance awards. The Company’s directors, officers and other employees and persons who engage in services for the Company are eligible for grants under the plan. The stock incentive plan has authorized 12,074,128 shares of the Company’s common stock to be available for issuance, subject to adjustment in the event of a reorganization, stock split, merger or similar change in the Company’s corporate structure or the outstanding shares of common stock.

Restricted stock awards generally vest ratably over a four year period based on the date of grant. For restricted stock awards that contain only service conditions for vesting, the Company calculates the award fair value based on the closing stock price on the accounting grant date.

For the years ended December 31, 2020, 2019 and 2018, the Company recorded $11.1 million, $10.1 million and $13.0 million of non-cash compensation expense, respectively. The non-cash compensation expense is reflected in selling, general and administrative expense and operating expenses (excluding depreciation and amortization), depending on the recipients’ duties, in the Company’s consolidated statements of operations. Total unrecognized non-cash compensation expense as of December 31, 2020 was $24.2 million and is expected to be recognized over a weighted-average period of 2.5 years.

The following table summarizes the restricted stock award activity for the years ended December 31, 2020, 2019 and 2018.

	Year ended December 31,
	2020		2019		2018
		Weighted Average		Weighted Average		Weighted Average
	Shares	Grant Price	Shares	Grant Price	Shares	Grant Price
Outstanding, beginning of period	3,140,168	$8.56	2,356,418	$9.23	1,914,570	$16.82
Granted	3,585,929	4.44	2,075,455	8.41	2,116,546	7.78
Vested	(1,154,151)	8.87	(825,764)	9.84	(1,242,930)	17.08
Forfeited	(580,975)	7.05	(465,941)	9.01	(431,768)	13.19
Outstanding, end of period(1)	4,990,971	$5.71	3,140,168	$8.56	2,356,418	$9.23
(1)	The total outstanding non-vested shares of restricted stock awards granted to employees and directors are included in total outstanding shares as of December 31, 2020, 2019 and 2018.

Nonvested Performance Shares

The Company granted 404,863 performance shares during the third quarter of 2020 which will vest based on the Company’s achievement level relative to the following performance measures at December 31, 2022: 50% based upon the Company’s Total Shareholder Return (“TSR”) relative to the TSRs of the Company’s peer group and 50% based on the Company’s three-year cumulative EBITDA metric. EBITDA is defined as net income (loss) before interest expense, income taxes, depreciation and amortization (including impairments), impairment losses on intangibles and goodwill, management fees to related party, the write-off of any asset, loss on early extinguishment of debt, integration and restructuring expenses and all non-cash charges and expenses (including stock compensation expense) and certain other income and expenses. Upon achievement of the minimum threshold performance metric, the grantee may earn 50% to 200% of their respective target shares based on the performance goal.

The performance shares based on relative TSR performance have a market condition and are valued using a Monte Carlo simulation model on the grant date, which resulted in a grant date fair value of $8.91 per share. The estimated fair value is amortized to expense over the requisite service period, which ends on December 31, 2022. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the performance shares with a market condition: risk-free interest rate of 0.12%, volatility factors in the expected market price of the Company's common shares of 63.27% and an expected life of three years.

The performance shares based on three-year cumulative EBITDA have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common stock on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At December 31, 2020, achievement of the performance condition for the performance shares granted during the year ended December 31, 2020 was deemed probable.

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

Income Tax (Expense) Benefit

For the years ended December 31, 2020, 2019, and 2018, the Company recorded income tax (expense) benefit as shown below. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

	Year ended December 31,
	2020	2019	2018

	(in millions)
Current tax (expense) benefit
Federal	$—	$—	$8.8
State	(2.5)	2.8	(1.0)
Total current tax	(2.5)	2.8	7.8
Deferred tax (expense) benefit
Federal	(1.9)	(8.1)	44.8
State	(3.4)	3.8	12.5
Total deferred tax	(5.3)	(4.3)	57.3
Income tax (expense) benefit, net	$(7.8)	$(1.5)	$65.1

The Company reported total income tax expense of $7.8 million and $1.5 million, and total income tax benefit of $65.1 million during the years ended December 31, 2020, 2019 and 2018, respectively.

As a result of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act enacted on March 27, 2020, companies were able to request refunds of the remaining amount of refundable Alternate Minimum Tax carryforwards. Previously, the remaining amount would have been refunded between 2020 and 2021. The Company received a full refund of approximately $4.4 million during the second quarter of 2020. The CARES Act contains many other tax provisions, all of which have no material impact to the financial statements. The Company has deferred the employer’s portion of social security payroll taxes to 2021 and 2022 as allowed under the CARES Act.

The Company’s effective tax rate differs from that derived by applying the applicable federal income tax rate of 21% for the years ended December 31, 2020, 2019 and 2018 as follows:

	Year ended December 31,
	2020	2019	2018

	(in millions)
Statutory federal income taxes	$(4.7)	$(8.0)	$32.0
State income taxes	0.2	(2.1)	11.9
Tax status & tax rate change	0.8	0.9	1.3
Other true-ups	(2.4)	0.8	1.0
Equity compensation	(1.0)	(0.3)	(1.9)
Other permanent differences	(0.4)	(0.4)	(0.3)
Goodwill impairment	—	—	(11.2)
Research and development tax credits	2.2	—	—
Uncertain tax positions	(0.2)	3.7	(0.1)
Change in valuation allowance	(2.3)	3.9	32.4
Income tax (expense) benefit, net	$(7.8)	$(1.5)	$65.1

The $2.3 million change in valuation allowance as of December 31, 2020, is the result of changes in state deferred tax assets related to net operating loss carryforwards and state bonus depreciation modification. The $3.9 million change in valuation allowance as of December 31, 2019 is similarly related to the increases in state net operating loss carryforwards and state bonus modification deferred tax assets that are not more likely than not to be realized.

Deferred Income Taxes, Net

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are as follows.

	December 31,
	2020	2019

	(in millions)
Deferred tax assets
Allowances and other reserves	$6.3	$6.8
Net operating loss carryforwards	223.1	203.7
Research and development tax credits	4.1	—
Interest hedging	2.0	4.8
Other	1.4	7.1
Total deferred tax assets	236.9	222.4
Less: valuation allowance	(30.8)	(26.5)
Deferred tax asset	$206.1	$195.9

Deferred tax liabilities
Depreciation and amortization	$(206.3)	$(183.9)
Franchise operating rights	(198.6)	(202.0)
Debt issuance costs	(1.8)	(2.5)
Total deferred tax liabilities	(406.7)	(388.4)
Net deferred tax liabilities	$(200.6)	$(192.5)

Valuation Allowance

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In evaluating the need for a valuation allowance, management takes into account various factors, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. On the basis of this evaluation, a valuation allowance of $30.8 million and $26.5 million, as of December 31, 2020 and 2019, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized.

Net Operating Loss and Credit Carryforwards

As of December 31, 2020, the Company had approximately $915.0 million of federal tax net operating loss carryforwards. Of the federal tax net operating loss carryforwards, $262.4 million are indefinite lived and $652.6 million expire between the years 2026 through 2037. In addition, as of December 31, 2020, the Company had state tax net operating loss carryforwards of $990.8 million, of which $222.6 million are indefinite lived and $768.2 million expire between 2021 and 2039.

As a result of the IPO (effective May 25, 2017), the Company experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code; resulting in limitations on the Company’s use of its existing federal and state net operating losses and capital losses. After December 31, 2020, $652.6 million of the Company’s federal tax loss carryforwards are subject to Section 382 and other restrictions. Pursuant to these restrictions, the Company estimates the entire balance of federal tax loss carryforwards should become unrestricted and available for use since the limitation amounts accumulate for future use to the extent they are not utilized in any given year. The Company believes its loss carryforwards should become fully available to offset future taxable income resulting in no significant impact on future operating cash flows. $625.5 million of the Company’s state loss carryforwards are subject to similar limitations on their future use. If the Company was to experience another “ownership change” in the future, its ability to use its loss carryforwards could be subject to further limitations.

As of December 31, 2020, the Company had approximately $6.4 million of federal research and development carryforwards set to expire in 20 years starting in 2040.

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

	Year ended December 31,
	2020	2019	2018

	(in millions)
Unrecognized tax benefits—January 1st	$11.4	$28.0	$30.9
Gross increases—tax positions in prior period	0.7	—	—
Gross decreases—tax positions in prior period	—	(12.8)	(2.9)
Gross increases—tax positions in current period	1.6	—	—
Settlements	—	(3.8)	—
Unrecognized tax benefits—December 31st	$13.7	$11.4	$28.0

As of December 31, 2020, the Company recorded gross unrecognized tax benefits of $13.7 million, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties accrued on uncertain income tax positions as part of the income tax provision. Interest and penalties included in other long-term liabilities on the accompanying consolidated balance sheets of the Company were $1.2 million, $1.0 million, and $1.9 million for years ended December 31, 2020, 2019 and 2018, respectively. The Company does not expect any amount of the $13.7 million unrecognized tax benefits to reverse in the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. No tax years for the Company are currently under examination by the IRS or state and local tax authorities for income tax purposes. Generally, the Company’s 2017 through 2020 tax years remain open for examination and assessment. The Company’s short period return dated April 1, 2017 remains subject to examination and assessment. Years prior to 2017 remain open solely for purposes of examination of the Company’s loss and credit carryforwards. The Company is not currently under examination, but does have open tax controversy matters with state taxing authorities. Activity related to state and local controversy matters did not have a material impact on our consolidated financial position or results of operations during the year ended December 31, 2020, nor do we anticipate a material impact in the future.

15. Earnings (Loss) per Common Share

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

	Year ended
	December 31,
	2020	2019	2018

Net income (loss)	$14.4	$36.4	$(87.3)

Basic weighted-average shares	81,561,707	80,713,926	81,808,425
Effect of dilutive securities:
Restricted stock awards	1,253,103	475,236	—
Diluted weighted-average shares	82,814,810	81,189,162	81,808,425

Basic earnings (loss) per share	$0.18	$0.45	$(1.07)
Diluted earnings (loss) per share	$0.17	$0.45	$(1.07)

The dilutive effect of the potential common shares from the performance shares is included in diluted earnings per share upon the satisfaction of certain performance and market conditions. These conditions are evaluated at each reporting period and if the conditions have been satisfied during the reporting period, the number of contingently issuable shares are included in the computation of diluted earnings per share. As of December 31, 2020, the Company determined the performance condition was not met; however, the market condition was partially achieved. Therefore, the contingently issuable performance shares associated with the market condition were included in the computation of diluted earnings per share.

16. Employee Benefits

401(k) Savings Plan

The Company adopted a defined contribution retirement plan which complies with Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in the plan. The Company matches 100% of the participant’s voluntary contributions up to 3% and 50% of the next 2% subject to a limit of the first 4% of the participant’s compensation. Company matching contributions vest 25% annually over a four-year period. During the years ended December 31, 2020, 2019 and 2018, the Company recorded $3.6 million, $3.9 million and $0.9 million, respectively, of expense related to the Company’s matching contributions to the 401(k) plan.

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

	December 31,
	2020	2019

	(in millions)
Prepaid expenses and other (current assets)	$1.7	$1.7
Accrued liabilities and other (current liabilities)	$1.7	$1.7

17. Commitments and Contingencies

The following items are not included as contractual obligations due to the various factors discussed below. However, the Company incurs these costs as part of its operations:

●	The Company rents utility poles used in its operations. Generally, pole rentals are cancellable on short notice, but the Company anticipates that such rentals will recur. Rent expense for pole rental attachments was $9.4 million, $9.1 million and $8.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
●	The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. Franchise fees and other franchise-related costs included in the accompanying statements of operations were $22.7 million, $22.8 million and $24.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Programming Contracts

In the normal course of business, the Company enters into numerous contracts to license programming content for which the payment obligations are fully contingent on the number of subscribers to whom it provides the content. These contracts typically have annual rate increases and term lengths of three to five years. Programming expenses are included in operating expenses in the accompanying consolidated statements of operations.

Legal and Other Contingencies

IPO Shareholder Class Action.  Beginning in June 2018, four different plaintiffs’ firms filed five separate class-action lawsuits against WOW, certain individual defendants, and the private equity sponsors and underwriters of the May 2017 initial public offering.  The actions allege violations of Sections 11, 12, and 15 of the 1933 Securities Act.  The three actions filed in New York state court have been consolidated as Kirkland. et al. v. WideOpenWest, Inc., et al., 653248/2018.  The other two actions, which were filed in Colorado state court, have been stayed by agreement until final resolution of the Kirkland action.  The Plaintiffs in Kirkland allege that Defendants made or caused misstatements to be made in the Registration Statement and Prospectus issued in connection with the IPO.  On January 17, 2019, Defendants filed an omnibus motion to dismiss all claims for failure to state causes of action which the court denied in part and granted in part on May 18, 2020, with the Company thereafter appealing those claims not dismissed. Prior to an anticipated trial in 2022 or 2023, the parties undertook mediation on November 6, 2020 which, in turn, resulted in a soon-to-be-filed Stipulation of Settlement with the court.  Upon approval of the Court to the Stipulation of Settlement (which is expected in the second quarter of 2021), the Company will be dismissed entirely without any admission of wrongdoing in exchange for a payment of substantially less than that sought by plaintiffs, with the substantial majority of such payment to be funded by the Company’s primary D&O carrier.

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

3.2	Amended and Restated Bylaws of WideOpenWest, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s annual report on Form 10-K (File No. 001-38101) filed on March 4, 2020)

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

10.7†

Executive Employment Agreement, dated as of December 14, 2017, between WideOpenWest, Inc. and Teresa Elder (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 14, 2017)

10.8†

Amended and Restated Letter Agreement of Employment, dated May 29, 2020, between WideOpenWest, Inc. (together with its subsidiaries) and John Rego (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 4, 2020)

10.9†

Letter Agreement of Employment, dated August 23, 2018, between WideOpenWest, Inc. (together with its subsidiaries) and Don Schena (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 29, 2018)

10.10†

Amended and Restated Letter Agreement of Employment, dated December 14, 2017, between WideOpenWest, Inc. (together with its subsidiaries) and Craig Martin (incorporated by reference to Exhibit 10.7 to the Company’s current report on Form 8-K filed on December 14, 2017)

10.11†*	Letter Agreement of Employment, dated May 19, 2020, between WideOpenWest, Inc. (together with its subsidiaries) and Shannon Campain

10.12†*	Letter Agreement of Employment, dated December 19, 2019, between WideOpenWest, Inc. (together with its subsidiaries) and Henry Hryckiewicz

10.13†

Letter Agreement of Employment, dated September 13, 2019, between WideOpenWest, Inc. (together with its subsidiaries) and Bill Case (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on November 1, 2019)

10.14†

Form of WideOpenWest, Inc. Directors & Officers Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

10.15†

Form of Restricted Stock Agreement Pursuant to the WideOpenWest, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

10.16†

Form of Restricted Stock Unit Agreement Pursuant to the WideOpenWest, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

10.17†

Form of Incentive Stock Option Agreement Pursuant to the WideOpenWest, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

10.18†

Form of Nonqualified Stock Option Agreement Pursuant to the WideOpenWest, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

10.19†

Form of Performance Unit Agreement Pursuant to the WideOpenWest, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2020)

10.20	Form of WideOpenWest, Inc. Stockholders’ Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

10.21	Form of WideOpenWest, Inc. Registration Rights Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

21.1*	List of Subsidiaries

23.1*	Consent of BDO USA, LLP

31.1*	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from WideOpenWest, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 24, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Changes in Stockholders’ Deficit; (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover page, formatted in iXBRL and contained in Exhibit 101.

*     Filed herewith.

†     Management Contract or Compensatory Plan Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST, INC.

February 24, 2021	By:	/s/ Teresa Elder
Teresa Elder Chief Executive Officer

February 24, 2021	By:	/s/ JOHN S. REGO
John S. Rego Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 24, 2021, in the capacities indicated below.

Signature	Title

/s/ Teresa Elder	Chief Executive Officer
Teresa Elder

/s/ JOHN S. REGO	Chief Financial Officer
John S. Rego	(principal financial and accounting officer)
/s/ GUNJAN BHOW	Director
Gunjan Bhow /s/ Jill Bright	Director
Jill Bright

/s/ Brian Cassidy	Director
Brian Cassidy

/s/ Daniel Kilpatrick	Director
Daniel Kilpatrick

/s/ Jeffrey Marcus	Chairman of the Board of Directors
Jeffrey Marcus

/s/ Tom McMillin	Director
Tom McMillin

/s/ Phil Seskin	Director
Phil Seskin

/s/ BARRY VOLPERT	Director
Barry Volpert