Form 10-Q
period 2021-03-31
WideOpenWest, Inc.
filed 2021-05-04
CIK 1701051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of outstanding shares of the registrant’s common stock as of April 28, 2021 was 87,123,394.

WIDEOPENWEST, INC AND SUBSIDIARIES

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2021

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2021. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to “WOW,” “we,” “us,” “our”, or “the Company” are to WideOpenWest, Inc. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not historical facts contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events. Such statements involve certain risks, uncertainties and assumptions. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to:

●	the ability to retain and further attract customers due to increased competition, resource abilities of competitiors, and shifts in the entertainment desires of customers;
●	our ability to respond to rapid technological change, including our ability to develop and deploy new products and technologies;
●	increases in programming and retransmission costs and/or programming exclusivity in favor of our competitors;
●	the disruption or failure of our network information systems or technologies as a result of hacking, viruses, outages or natural disasters in one or more of our geographic markets;
●	the effects of new regulations or regulatory changes on our business;
●	our substantial level of indebtedness and our ability to comply with all covenants in our debt agreements;
●	changes in laws and government regulations that may impact the availability and cost of capital;
●	effects of uncertain economic conditions, particularly in light of the current novel coronavirus (“COVID-19”) pandemic, and related factors (e.g., unemployment, decreased disposable income, etc.) which may negatively affect our customers’ demand or ability to pay for our current and future products and services;
●	our ability to manage the risks involved in the foregoing; and

other factors described from time to time in our reports filed or furnished with the SEC, and in particular those factors set forth in the section entitled “Risk Factors” in our annual report filed on Form 10-K with the SEC on February 24, 2021 and other reports subsequently filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

ii

PART I-FINANCIAL INFORMATION

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2021	2020

	(in millions, except share data)
Assets
Current assets
Cash and cash equivalents	$36.1	$12.4
Accounts receivable—trade, net of allowance for doubtful accounts of $9.1 and $8.6, respectively	58.5	69.5
Accounts receivable—other, net	3.0	3.7
Prepaid expenses and other	39.7	29.2
Total current assets	137.3	114.8
Right-of-use lease assets—operating	23.6	24.9
Property, plant and equipment, net	1,098.3	1,100.3
Franchise operating rights	785.5	785.5
Goodwill	408.8	408.8
Intangible assets subject to amortization, net	2.0	2.1
Other non-current assets	49.6	50.6
Total assets	$2,505.1	$2,487.0
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable—trade	$47.1	$43.8
Accrued interest	3.6	4.0
Current portion of long-term lease liability—operating	6.6	6.5
Accrued liabilities and other	86.6	98.6
Current portion of long-term debt and finance lease obligations	38.4	37.5
Current portion of unearned service revenue	46.3	45.5
Total current liabilities	228.6	235.9
Long-term debt and finance lease obligations, net of debt issuance costs —less current portion	2,243.2	2,228.5
Long-term lease liability—operating	19.9	21.3
Deferred income taxes, net	202.1	200.6
Other non-current liabilities	13.3	13.1
Total liabilities	2,707.1	2,699.4
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 95,853,288 and 95,187,161 issued as of March 31, 2021 and December 31, 2020, respectively; 87,116,738 and 86,847,797 outstanding as of March 31, 2021 and December 31, 2020, respectively	1.0	1.0
Additional paid-in capital	336.9	333.8
Accumulated other comprehensive loss	(2.2)	(6.5)
Accumulated deficit	(450.4)	(460.0)
Treasury stock at cost, 8,736,550 and 8,339,364 shares as of March 31, 2021 and December 31, 2020, respectively	(87.3)	(80.7)
Total stockholders’ deficit	(202.0)	(212.4)
Total liabilities and stockholders’ deficit	$2,505.1	$2,487.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended
	March 31,
	2021	2020

	(in millions, except per share data)
Revenue	$286.3	$284.5
Costs and expenses:
Operating (excluding depreciation and amortization)	138.0	148.5
Selling, general and administrative	45.2	46.8
Depreciation and amortization	61.8	55.8
	245.0	251.1
Income from operations	41.3	33.4
Other income (expense):
Interest expense	(31.4)	(33.5)
Gain on sale of assets, net	—	0.3
Other income, net	0.6	0.7
Income before provision for income tax	10.5	0.9
Income tax expense	(0.9)	(0.8)
Net income	$9.6	$0.1

Basic and diluted earnings per common share
Basic	$0.12	$0.00
Diluted	$0.11	$0.00
Weighted-average common shares outstanding
Basic	82,031,043	81,037,633
Diluted	85,629,983	81,536,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended
	March 31,
	2021	2020

	(in millions)
Net income	$9.6	$0.1
Unrealized gain (loss) on derivative instrument, net of tax	4.3	(3.0)
Comprehensive income (loss)	$13.9	$(2.9)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(unaudited)

					Accumulated
		Common	Treasury	Additional	Other		Total
	Common	Stock	Stock at	Paid-in	Comprehensive	Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Loss	Deficit	Deficit

	(in millions, except share data)
Balances at January 1, 2021	86,847,797	$1.0	$(80.7)	$333.8	$(6.5)	$(460.0)	$(212.4)
Changes in accumulated other comprehensive gain	—	—	—	—	4.3	—	4.3
Stock-based compensation	—	—	—	3.1	—	—	3.1
Issuance of restricted stock, net	666,127	—	—	—	—	—	—
Purchase of shares	(397,186)	—	(6.6)	—	—	—	(6.6)
Net income	—	—	—	—	—	9.6	9.6
Balances at March 31, 2021(1)	87,116,738	$1.0	$(87.3)	$336.9	$(2.2)	$(450.4)	$(202.0)
(1)	Included in outstanding shares as of March 31, 2021 are 4,423,885 non-vested shares of restricted stock awards granted to employees and directors.

					Accumulated
		Common	Treasury	Additional	Other		Total
	Common	Stock	Stock at	Paid-in	Comprehensive	Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Loss	Deficit	Deficit

	(in millions, except share data)
Balances at January 1, 2020	84,103,108	$0.9	$(79.7)	$322.8	$(15.5)	$(474.4)	$(245.9)
Changes in accumulated other comprehensive loss	—	—	—	—	(3.0)	—	(3.0)
Stock-based compensation	—	—	—	2.7	—	—	2.7
Issuance of restricted stock, net	2,858,421	—	—	—	—	—	—
Purchase of shares	(199,520)	—	(0.7)	—	—	—	(0.7)
Net income	—	—	—	—	—	0.1	0.1
Balances at March 31, 2020(1)	86,762,009	$0.9	$(80.4)	$325.5	$(18.5)	$(474.3)	$(246.8)
(1)	Included in outstanding shares as of March 31, 2020 are 5,292,277 non-vested shares of restricted stock awards granted to employees and directors.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended
	March 31,
	2021	2020

	(in millions)
Cash flows from operating activities:
Net income	$9.6	$0.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61.8	55.8
Deferred income taxes	0.2	(0.1)
Provision for doubtful accounts	2.9	7.3
Gain on sale of assets, net	—	(0.3)
Amortization of debt issuance costs and discount	1.2	1.2
Non-cash compensation	3.1	2.7
Other non-cash items	(0.1)	—
Changes in operating assets and liabilities:
Receivables and other operating assets	(0.7)	(12.2)
Payables and accruals	(0.4)	(2.1)
Net cash provided by operating activities	$77.6	$52.4
Cash flows from investing activities:
Capital expenditures	$(59.3)	$(58.0)
Other investing activities	0.4	(1.1)
Net cash used in investing activities	$(58.9)	$(59.1)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$31.0	$41.0
Payments on long-term debt and finance lease obligations	(19.4)	(17.8)
Purchase of shares	(6.6)	(0.7)
Net cash provided by financing activities	$5.0	$22.5
Increase in cash and cash equivalents	23.7	15.8
Cash and cash equivalents, beginning of period	12.4	21.0
Cash and cash equivalents, end of period	$36.1	$36.8
Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$30.7	$31.4
Cash paid during the periods for income taxes, net	$—	$—
Non-cash operating activities:
Operating lease additions	$0.1	$2.4
Non-cash financing activities:
Finance lease additions	$2.8	$1.2
Capital expenditure accounts payable and accruals	$17.0	$13.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(unaudited)

Note 1. General Information

WideOpenWest, Inc. (“WOW” or the “Company”) is a leading broadband services provider offering high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential and business customers. The Company serves customers in nineteen Midwestern and Southeastern markets in the United States. The Company manages and operates its Midwestern broadband networks in Detroit and Lansing, Michigan; Chicago, Illinois; Cleveland and Columbus, Ohio; Evansville, Indiana and Baltimore, Maryland. The Southeastern systems are located in Augusta, Columbus, Newnan and West Point, Georgia; Charleston, South Carolina; Dothan, Auburn, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida.

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

In the opinion of management, all normally recurring adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the 2020 Annual Report filed with the SEC on February 24, 2021.

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

Recently Issued Accounting Standards

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional guidance, expedients and exceptions for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update apply to all entities, subject to meeting the criteria, which participate in contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 was subsequently amended by ASU 2021-01, Reference Rate Reform (Topic  848), Scope, which refines the scope of Topic 848 and permits optional expendients and exceptions when accounting for derivative contracts and certain hedging relationships. The amendments of these updates are available to all entities as of March 12, 2020 through December 31, 2022. The Company has not yet adopted these amendments, but has determined the impact of adopting this guidance will not have a material impact on its financial position, results of operations and cash flows.

Recently Adopted Accounting Pronouncements

ASU 2019-12, Income Taxes—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this guidance prospectively as of January 1, 2021. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3. Revenue from Contracts with Customers

Revenue by Service Offering

The following table presents revenue by service offering for the three months ended March 31, 2021 and 2020:

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Residential	Business	Total	Residential	Business	Total
	Subscription	Subscription	Revenue	Subscription	Subscription	Revenue

	(in millions)
HSD	$129.8	$22.9	$152.7	$115.3	$21.3	$136.6
Video	89.6	3.7	93.3	99.5	3.9	103.4
Telephony	11.6	10.2	21.8	14.0	10.6	24.6
Total subscription services revenue	$231.0	$36.8	$267.8	$228.8	$35.8	$264.6
Other business services revenue(1)	—	—	6.2	—	—	6.5
Other revenue	—	—	12.3	—	—	13.4
Total revenue	$231.0	$36.8	$286.3	$228.8	$35.8	$284.5
(1)	Includes wholesale and colocation revenue of $5.4 million for both the three months ended March 31, 2021 and 2020.

Costs of Obtaining Contracts with Customers

The following table summarizes the activity of costs of obtaining contracts with customers:

	Three months ended
	March 31,
	2021	2020

	(in millions)
Balance at beginning of period	$49.6	$40.7
Deferral	4.9	5.7
Amortization	(3.6)	(2.7)
Balance at end of period	$50.9	$43.7

The following table presents the current and non-current portion of costs of obtaining contracts with customers as of the end of the corresponding periods:

	March 31, 2021	December 31, 2020

	(in millions)
Current costs of obtaining contracts with customers	$16.7	$15.3
Non-current costs of obtaining contracts with customers	34.2	34.3
Total costs of obtaining contracts with customers	$50.9	$49.6

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

Contract Liabilities

The following table summarizes the activity of current and non-current contract liabilities:

	Three months ended
	March 31,
	2021	2020

	(in millions)
Balance at beginning of period	$4.2	$4.2
Deferral	4.6	3.7
Revenue recognized	(4.2)	(4.0)
Balance at end of period	$4.6	$3.9

The following table presents the current and non-current portion of contract liabilities as of the end of the corresponding periods:

	March 31, 2021	December 31, 2020

	(in millions)
Current contract liabilities	$4.0	$3.6
Non-current contract liabilities	0.6	0.6
Total contract liabilities	$4.6	$4.2

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

A summary of expected business subscription and other business services revenue to be recognized in future periods related to performance obligations which have not been satisfied or are partially unsatisfied as of March 31, 2021 is set forth in the table below:

	2021	2022	2023	Thereafter	Total

	(in millions)
Subscription services	$54.2	$41.5	$16.3	$6.1	$118.1
Other business services	2.8	2.1	0.7	0.1	5.7
Total expected revenue	$57.0	$43.6	$17.0	$6.2	$123.8

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

The following table presents the change in the allowance for doubtful accounts for trade accounts receivable for the three months ended March 31, 2021 compared to the three months ended March 31, 2020:

	Three months ended
	March 31,
	2021	2020

	(in millions)
Balance at beginning of period	$8.6	$7.5
Provision charged to expense	2.9	5.3
Accounts written off, net of recoveries	(2.4)	(3.8)
Balance at end of period	$9.1	$9.0

The Company established an allowance for doubtful accounts for non-trade accounts receivable of $2.0 million as of March 31, 2020 that is presented within accounts receivable—other in the Company’s unaudited condensed consolidated balance sheets. The Company did not have such an allowance as of March 31, 2021.

Note 4. Plant, Property and Equipment, Net

Plant, property and equipment consists of the following:

	March 31,	December 31,
	2021	2020

	(in millions)
Distribution facilities	$1,999.3	$1,960.0
Customer premise equipment	488.1	481.5
Head-end equipment	369.8	364.3
Telephony infrastructure	99.0	99.3
Computer equipment and software	169.2	163.9
Vehicles	34.6	35.9
Buildings and leasehold improvements	49.8	49.7
Office and technical equipment	34.8	34.8
Land	6.2	6.2
Construction in progress (including material inventory and other)	50.4	50.5
Total property, plant and equipment	3,301.2	3,246.1
Less accumulated depreciation	(2,202.9)	(2,145.8)
	$1,098.3	$1,100.3

Depreciation expense for the three months ended March 31, 2021 and 2020 was $61.7 million and $55.4 million, respectively.

Note 5. Accrued Liabilities and Other

Accrued liabilities and other consists of the following:

	March 31,	December 31,
	2021	2020

	(in millions)
Programming costs	$32.4	$30.0
Payroll and employee benefits	20.1	28.0
Other accrued liabilities	10.3	9.9
Franchise and revenue sharing fees	9.1	11.0
Property, income, sales and use taxes	7.0	5.8
Utility pole costs	3.9	4.5
Interest rate swaps	3.8	9.4
	$86.6	$98.6

Note 6. Long-Term Debt and Finance Leases

The following table summarizes the Company’s long-term debt and finance leases:

				December 31,
	March 31, 2021			2020
	Available
	borrowing	Effective	Outstanding	Outstanding
	capacity	interest rate(1)	balance	balance

	(in millions)
Long-term debt:
Term B Loans, net(2)	$—	5.28%	$2,194.7	$2,199.9
Revolving Credit Facility(3)	235.6	3.11%	59.0	38.0
Total long-term debt	$235.6		2,253.7	2,237.9
Other Financing			0.7	0.8
Finance lease obligations			32.2	32.9
Total long-term debt, finance lease obligations and other			2,286.6	2,271.6
Debt issuance costs, net(4)			(5.0)	(5.6)
Sub-total			2,281.6	2,266.0
Less current portion			(38.4)	(37.5)
Long-term portion			$2,243.2	$2,228.5
(1)	Represents the effective interest rate in effect for all borrowings outstanding as of March 31, 2021 pursuant to each debt instrument including the applicable margin.
(2)	At March 31, 2021 and December 31, 2020 includes $5.5 million and $6.1 million of net discounts, respectively.
(3)	Available borrowing capacity at March 31, 2021 represents $300.0 million of total availability less borrowing of $59.0 million on the Revolving Credit Facility and outstanding letters of credit of $5.4 million. Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company.
(4)	At March 31, 2021 and December 31, 2020, debt issuance costs include $4.0 million and $4.4 million related to Term B Loans and $1.0 million and $1.2 million related to the Revolving Credit Facility, respectively.

The Company’s Term B Loans will mature on August 19, 2023 and bear interest, at the Company’s option, at a rate equal to ABR plus 2.25% or LIBOR plus 3.25%. Borrowings under the revolving credit facility will mature on May 31, 2022 and bear interest, at the Company's option, at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%. As of March 31, 2021, the Company was in compliance with all debt covenants.

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

The following table presents restricted stock activity during the three months ended March 31, 2021:

Number of
Unvested
Restricted Stock
Shares
Outstanding, beginning of period	4,990,971
Granted	767,689
Vested	(1,233,213)
Forfeited	(101,562)
Outstanding, end of period(1)	4,423,885
(1)	The total outstanding non-vested shares of restricted stock awards granted to employees and directors are included in total outstanding shares as of March 31, 2021.

For restricted stock awards that contain only service conditions for vesting, the Company calculates the award fair value based on the closing stock price on the accounting grant date. Restricted stock generally vests ratably over a four year period based on the date of grant.

Nonvested Performance Shares

On March 3, 2021, the Company granted 209,621 performance shares which will vest based on the Company’s achievement level relative to the following performance measures at December 31, 2023: 50% based upon the Company’s Total Shareholder Return (“TSR”) relative to the TSRs of the Company’s peer group and 50% based on the Company’s three-year cumulative EBITDA metric. EBITDA is defined as net income (loss) before net interest expense, income taxes, depreciation and amortization (including impairments), impairment losses on intangibles and goodwill, management fees to related party, the write-off of any asset, loss on early extinguishment of debt, integration and restructuring expenses and all non-cash charges and expenses (including stock compensation expense) and certain other income and expenses. Upon achievement of the minimum threshold performance metric, the grantee may earn 50% to 200% of their respective target shares based on the performance goal.

The performance shares based on relative TSR performance have a market condition and are valued using a Monte Carlo simulation model on the grant date, which resulted in a grant date fair value of $27.76 per share. The estimated fair value is amortized to expense over the requisite service period, which ends on December 31, 2023. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the performance shares with a market condition: risk-free interest rate of 0.26%, volatility factors in the expected market price of the Company's common shares of 59.77% and an expected life of three years.

The performance shares based on three-year cumulative EBITDA have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common stock on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At March 31, 2021, achievement of the performance condition for the performance shares was deemed probable.

The Company recorded $3.1 million and $2.7 million for the three months ended March 31, 2021 and 2020, respectively, of non-cash stock-based compensation expense which is reflected in selling, general and administrative expense in the Company’s unaudited condensed consolidated statements of operations.

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

	Three months ended
	March 31,
	2021	2020

	(in millions, except share data)
Net income	$9.6	$0.1

Basic weighted-average shares	82,031,043	81,037,633
Effect of dilutive securities:
Restricted stock awards	3,598,940	499,180
Diluted weighted-average shares	85,629,983	81,536,813

Basic earnings per share	$0.12	$0.00
Diluted earnings per share	$0.11	$0.00

The dilutive effect of the potential common shares from the performance shares is included in diluted earnings per share upon the satisfaction of certain performance and market conditions. These conditions are evaluated at each reporting period and if the conditions have been satisfied during the reporting period, the number of contingently issuable shares are included in the computation of diluted earnings per share. As of March 31, 2021, the Company determined the performance conditions were not yet achieved; however, the market conditions indicated a certain level of  achievement within the payout range. Therefore, the contingently issuable performance shares associated with the market condition were included in the computation of diluted earnings per share.

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

The Company’s derivative instrument is accounted for at fair value on a recurring basis and classified within Level 2 of the valuation hierarchy and was valued at $3.8 million and $9.4 million as of March 31, 2021 and December 31, 2020, respectively. The fair value of the derivative instrument is measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curves as of March 31, 2021. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

The estimated fair value of the Company’s long-term debt is based on dealer quotes considering current market rates for the Company’s credit facility and is classified as Level 2. The inputs used to determine the fair value of the Company’s aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets. The fair value of the Company’s long-term debt was valued at $2,200.2 million and $2,203.1 million as of  March 31, 2021 and December 31, 2020, respectively. Long-term debt fair value does not include debt issuance costs and discounts.

There were no transfers into or out of Level 1, 2 or 3 during the periods ended March 31, 2021 and December 31, 2020.

The Company’s nonfinancial assets such as franchise operating rights, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  When such impairments are recorded, fair values are generally classified within Level 3 of the valuation hierarchy.

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

As of March 31, 2021, the Company is the fixed rate payor on two interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on the Company’s total long-term debt of $2,259.2 million, not including unamortized debt issuance costs and discount. These contracts fix approximately 60% of the Company’s term loan variable rate exposure at 2.7% and have an expiration date of May 2021. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments. As all of the critical terms of each of the derivative instruments matched the underlying terms of the hedged debt and related forecasted interest payments, these hedges were considered highly effective. Based on LIBOR-based swap yield curves as of March 31, 2021, the Company expects to reclassify losses of $3.8 million out of accumulated other comprehensive loss (“AOCL”) into earnings within the next 12 months.

The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the unaudited condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020:

		Fair Value
		Accrued
	Notional	Liabilities
	Amount	and Other

Derivatives Designated as Hedging Instruments	(in millions)
Interest rate swap contracts as of March 31, 2021	$1,320.1	$3.8
Interest rate swap contracts as of December 31, 2020	$1,323.5	$9.4

Gains and losses on derivatives designated as cash flow hedges included in the unaudited condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2021 and 2020 are shown in the table below:

	Three months ended
	March 31,
	2021	2020

Interest rate swap contracts(1)	(in millions)
Gain (loss) recorded in AOCL on derivatives, before tax	$5.6	$(3.9)
Tax impact	(1.3)	0.9
Gain (loss) recorded in AOCL on derivatives, net	4.3	(3.0)
(1)	Gains (losses) on derivatives reclassified from AOCL into income will be included in “Interest expense” in the unaudited condensed consolidated statements of operations, the same income statement line item as the earnings effect of the hedged item. Losses recognized in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 total $5.7 million and $3.8 million, respectively.

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

The Company reported income tax expense of $0.9 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively. The slight increase in expense is primarily related to an increase in income before tax while the lower effective income tax rate was primarily driven by the windfall deduction related to equity compensation, an increase in the research and development credit, and a decrease in state valuation allowance. The near breakeven income before tax for the three months ended March 31, 2020 resulted in tax adjustments having a larger impact on the effective tax rate as compared to the three months ended March 31, 2021.

Note 12. Commitments and Contingencies

IPO Shareholder Class Action.  Beginning in June 2018, four different plaintiffs’ firms filed five separate class-action lawsuits against WOW, certain individual defendants, and the private equity sponsors and underwriters of the May 2017 initial public offering.  The actions allege violations of Sections 11, 12, and 15 of the 1933 Securities Act.  The three actions filed in New York have been consolidated as Kirkland. et al. v. WideOpenWest, Inc., et al., 653248/2018.  The other two actions, which were filed in Colorado state court, have been stayed by agreement until final resolution of the Kirkland action.  The Plaintiffs in Kirkland allege that Defendants made or caused misstatements to be made in the Registration Statement and Prospectus (“Offering Materials”) issued in connection with the IPO. On January 17, 2019, Defendants filed an omnibus motion to dismiss all claims for failure to state causes of action which the court denied in part and granted in part on May 18, 2020, with the Company thereafter appealing those claims not dismissed. Prior to an anticipated trial in 2022 or 2023, the parties undertook mediation on November 6, 2020 which, in turn, resulted in a soon-to-be-filed Stipulation of Settlement with the court.  Upon approval of the Court to the Stipulation of Settlement (which is expected in the second quarter of 2021), the Company will be dismissed entirely without any admission of wrongdoing in exchange for a payment of substantially less than that sought by plaintiffs, with the funding of such payment substantially from the Company’s primary D&O carrier.

Sprint Patent Infringement Claim.  On March 7, 2018, Sprint Communications Company L.P (“Sprint”) filed complaints in the U.S. District Court for the District of Delaware alleging that the Company (and other industry participants) infringe patents purportedly relating to Sprint’s Voice over Internet Protocol (“VoIP”) services. The lawsuit is part of a pattern of litigation that was initiated as far back as 2007 by Sprint against numerous broadband and telecommunications providers. The Company has multiple legal and contractual defenses and is vigorously defending against the claims. Additionally, the Company is pursuing indemnification claims against equipment providers whose equipment is implicated by the claims.  Formal discovery was completed in mid-February 2020, with the trial originally scheduled for October 2020, being moved to a yet to be determined date in the middle to second half of 2022.  The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on the Company’s financial position, results of operations or cash flows.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading broadband services provider offering high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential customers and offer a full range of products and services to business customers. Our services are delivered across 19 markets via our advanced hybrid fiber-coax (“HFC”) network. Our footprint covers certain suburban areas within the states of Alabama, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, Ohio, South Carolina and Tennessee. At March 31, 2021, our broadband networks passed 3.3 million homes and businesses and served 859,200 customers.

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

Our advanced network offers HSD speeds up to 1 GIG (1000 Mbps) in approximately 95% of our footprint. Led by our robust HSD offering, our products are available either as an individual service or a bundle to residential and business service customers. We operate under a broadband first strategy. Based on our per subscriber economics, we believe that HSD represents the greatest opportunity to enhance profitability across our residential and business markets.

The events of 2020 accelerated the shift in the industry toward consumption of content over the internet and increased dependency on fast reliable HSD service to effectively work and learn from home. We saw HSD only new connections increase consistently throughout 2020 ending the year with HSD only new connections at 86% of total new connections. This percentage remained consistent in the first quarter of 2021, with the average percentage of HSD only new connections at approximately 86% compared to an average percentage of approximately 66% for the three months ended March 31, 2020. Another trend that emerged during 2020 was the increase in demand for higher internet speeds, with nearly 80% of new HSD only connections purchasing 200MB or higher speeds beginning in the second quarter of 2020. For the first quarter of 2021, approximately 88% of new customers purchased HSD only service at 200MB or higher compared to approximately 51% in the first quarter of 2020.

To address these trends in 2020, we focused on clearing our network for better bandwidth utilization, providing more desired solutions for our customers, such as WOW! tv+ and alternative video streaming options (e.g., Amazon Firestick),  and optimization of our customer service efforts through enhancements to our online store and the launch of self-installation kits. In 2021, we will continue to manage network bandwidth to meet the needs of our customers and expect to meet capacity demands as network traffic continues to increase. To meet this objective, we will invest in our network to ensure speed and reliability, and obtain a better understanding of how customers utilize our network. Through this understanding, we can make certain capacity improvements and enhance the network to improve the customer experience; as well as introduce more self-help and self-care options to increase flexibility and choice for our customers.

We continue to monitor the impact of the global health crisis related to the outbreak of coronavirus, or COVID-19, on our business. The primary impact to the Company was its election to participate in several initiatives focused on keeping customers impacted by COVID-19 connected to services. These initiatives include the Federal Communications Commission (“FCC”) Keep Americans Connected Pledge, which expired on June 30, 2020, and the America’s Communications Association (“ACA”) Connects “K-12 Bridge to Broadband” program to help school districts and states provide internet access for students in low-income households. The Company plans to participate in the FCC’s Emergency Broadband Benefit Program as outlined under the Consolidated Appropriations Act of 2021. Under this program, eligible households may apply for a discount of up to $50 per month towards broadband service.

We have identified other potential impacts to the business as the potential for increases in delinquent customer payments and/or adverse effects on our ability to procure materials and equipment. Thus far, we have not experienced either of these adverse effects throughout the duration of the global health crisis.  However, we are not able to fully predict the overall impact of the global health crisis on our business if these events or other events occur in the future.

Key Transactions Impacting Operating Results and Financial Condition

Tornado in Newnan, GA

On March 25, 2021, an EF-4 tornado struck the city of Newnan, Georgia leaving devastating damage and widespread power outages resulting in service disruptions to certain customers in this service area. For several days after the storm, our team was dedicated to cleaning up damage and restoring service. As of April 1, 2021, services were restored to more than 90% of impacted customers. As of March 31, 2021, the Company was still in the process of assessing the financial impact of the tornado, but does not believe that it will have a material impact on the Company’s financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K. There have been no material changes from the critical policies described in our Form 10-K.

Homes Passed and Subscribers

We report homes passed as the number of serviceable addresses, such as single residence homes, apartments and condominium units, and businesses passed by our broadband network and listed in our database. We report total subscribers as the number of subscribers who receive at least one of our HSD, Video or Telephony services, without regard to which or how many services they subscribe. We define each of the individual HSD subscribers, Video subscribers and Telephony subscribers as a revenue generating unit (“RGU”). The following table summarizes homes passed, total subscribers and total RGUs for our services as of each respective date and does not make adjustment for any of the Company’s acquisitions or divestitures:

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2020	2020	2020	2020	2021
Homes passed	3,235,200	3,237,700	3,242,400	3,248,600	3,251,900
Total subscribers	838,000	844,500	846,300	850,600	859,200
HSD RGUs	797,600	805,600	808,900	813,800	823,800
Video RGUs	365,800	351,700	328,000	308,200	290,900
Telephony RGUs	190,900	188,100	182,000	177,000	172,800
Total RGUs	1,354,300	1,345,400	1,318,900	1,299,000	1,287,500

The following table displays the homes passed and subscribers related to the Company’s edge-out activities:

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2020	2020	2020	2020	2021
Homes passed	187,700	189,700	190,800	194,000	194,600
Total subscribers	44,300	45,200	46,300	47,900	48,800
HSD RGUs	44,000	44,900	46,100	47,600	48,600
Video RGUs	19,200	19,100	18,900	20,400	20,000
Telephony RGUs	7,800	7,800	7,900	8,400	8,400
Total RGUs	71,000	71,800	72,900	76,400	77,000

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

Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our broadband networks were 94% and 93% of total revenue for the three months ended March 31, 2021 and 2020. The remaining percentage of total revenue represents non-subscription revenue primarily from other business services, line assurance warranty services and advertising placement.

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

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three months ended
	March 31,
	2021	2020

	(in millions)
Revenue	$286.3	$284.5
Costs and expenses:
Operating (excluding depreciation and amortization)	138.0	148.5
Selling, general and administrative	45.2	46.8
Depreciation and amortization	61.8	55.8
	245.0	251.1
Income from operations	41.3	33.4
Other income (expense):
Interest expense	(31.4)	(33.5)
Gain on sale of assets, net	—	0.3
Other income, net	0.6	0.7
Income before provision for income tax	10.5	0.9
Income tax expense	(0.9)	(0.8)
Net income	$9.6	$0.1

Revenue

Revenue for the three months ended March 31, 2021 increased $1.8 million, or 1%, as compared to revenue for the three months ended March 31, 2020 as follows:

	Three months ended
	March 31,
	2021	2020

	(in millions)
Residential subscription	$231.0	$228.8
Business services subscription	36.8	35.8
Total subscription	267.8	264.6
Other business services	6.2	6.5
Other	12.3	13.4
	$286.3	$284.5

Subscription Revenue

Total subscription revenue increased $3.2 million, or 1%, during the three months ended March 31, 2021 compared to the three months ended March, 31 2020. The increase is driven by an increase of $21.3 million in average revenue per unit (“ARPU”) as HSD customers upgrade to higher speed offerings coupled with an $8.1 million increase in volume attributable exclusively to the addition of HSD subscribers. These increases were partially offset by a  $26.2 million shift in the service offering mix as we continue to experience a reduction in Video and Telephony RGUs. ARPU is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period.

Other Business Services

Other business services revenue decreased $0.3 million, or 5%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease is primarily due to a decrease in data center revenue.

Other

Other revenue decreased $1.1 million, or 8%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to a decrease in line assurance revenue.

Operating expenses (excluding depreciation and amortization)

Operating expenses (excluding depreciation and amortization) decreased $10.5 million, or 7%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease is primarily driven by decreases in direct operating expense, specifically programming expense of $8.9 million, which aligns with the reduction in Video RGUs between periods. During the three months ended March 31, 2020, we recorded additional bad debt expense of $3.2 million related to non-trade accounts receivable and trade accounts receivable as a result of uncertainties around the economic positions of our customers impacted by the global health crisis. We did not incur such expense for the three months ended March 31, 2021. The decreases in direct operating and bad debt expense were partially offset by increases in third-party service provider and pole rental expenses.

Incremental contribution margin

Incremental contribution margin is defined as subscription services revenue less costs directly incurred from third parties in connection with the provision of such services to our customers (service direct expense). Incremental contribution increased $11.6 million, or 7% during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase is primarily due to the decrease in programming expenses from $89.8 million for the three months ended March 31, 2020 to $80.9 million for the three months ended March 31, 2021.

Selling, general and administrative (SG&A) expenses

Selling, general and administrative expenses decreased $1.6 million, or 3%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease is primarily due to a decrease in restructuring and insurance expenses, partially offset by an increase in marketing expenses.

Depreciation and amortization expenses

Depreciation and amortization expenses increased $6.0 million, or 11%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase is primarily due to an increase of equipment and vehicle lease activity.

Interest expense

Interest expense decreased $2.1 million, or 6%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease is primarily due to lower interest rates during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.

Income tax expense

We reported income tax expense of $0.9 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively. The slight increase in expense is primarily related to an increase in income before tax while the lower effective income tax rate was primarily driven by the windfall deduction related to equity compensation, an increase in the research and development credit, and a decrease in state valuation allowance. The near breakeven income before tax for the three months ended March 31, 2020 resulted in tax adjustments having a larger impact on the effective tax rate as compared to the three months ended March 31, 2021.

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

Adjusted EBITDA

The following table provides a reconciliation of adjusted EBITDA to net income, which is the most directly comparable GAAP measure, for the three months ended March 31, 2021 and 2020:

	Three months ended
	March 31,
	2021	2020

	(in millions)
Net income	$9.6	$0.1
Depreciation and amortization	61.8	55.8
Interest expense	31.4	33.5
Gain on sale of assets, net	—	(0.3)
Non-recurring professional fees, M&A integration and restructuring expense	6.2	7.2
Non-cash stock compensation	3.1	2.7
Other income, net	(0.6)	(0.7)
Income tax expense	0.9	0.8
Adjusted EBITDA	$112.4	$99.1

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

The following table provides a reconciliation of incremental contribution to income from operations, which is the most directly comparable GAAP measure, for the three months ended March 31, 2021 and 2020:

	Three months ended
	March 31,
	2021	2020

	(in millions)
Income from operations	$41.3	$33.4
Revenue (excluding subscription revenue)	(18.5)	(19.9)
Other non-allocated operating expense (excluding depreciation and amortization)	50.1	52.2
Selling, general and administrative	45.2	46.8
Depreciation and amortization	61.8	55.8
Incremental contribution	$179.9	$168.3

Liquidity and Capital Resources

Our primary funding requirements are for our ongoing operations, capital expenditures, outstanding debt obligations, including lease agreements, and strategic investments. At March 31, 2021, the principal amount of our outstanding consolidated debt aggregated to $2,281.6 million, of which $38.4 million is classified as current in our unaudited condensed consolidated balance sheet as of such date. As of March 31, 2021, we had borrowing capacity of $235.6 million under our Revolving Credit Facility representing $300.0 million of total availability less borrowings of $59.0 million and letters of credit of $5.4 million. We are required to prepay principal amounts if we generate excess cash flow, as defined in the Credit Agreement.

We believe that existing cash balances, available borrowing capacity under the Revolving Credit Facility, and operating cash flows will provide sufficient resources to fund our obligations and anticipated liquidity requirements over the next 12 months. We expect to utilize free cash flow and cash on hand as funding sources, as well as potentially engage in future refinancing transactions to further extend the maturities of our debt obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, we may, from time to time, and depending on market conditions and other factors, use proceeds from specific disposition transactions to retire our debt, as we have historically done from time to time.

As potential acquisitions or dispositions arise, we actively review such transactions against our objectives including, among other considerations, improving our operational efficiency, geographic clustering of assets, product development or technology capabilities of our business and achieving appropriate strategic objectives, and we may participate in such transactions to the extent we believe these possibilities present attractive opportunities. However, there can be no assurance that we will actually complete any acquisitions or dispositions, or that any such transactions will be material to our operations or results.

Our ability to fund operations, make capital expenditures, repay debt obligations and make future acquisitions and strategic investments depends on future operating performance and cash flows, which are subject to prevailing economic conditions and to financial, business and other factors, including the impact of COVID-19, some of which are beyond our control.

Historical Operating, Investing, and Financing Activities

Operating Activities

Net cash provided by operating activities increased from $52.4 million for the three months ended March 31, 2020 to $77.6 million for the three months ended March 31, 2021. The increase is primarily due to timing differences of our receivables and payables.

Investing Activities

Net cash used in investing activities was $59.1 million for the three months ended March 31, 2020 and $58.9 million for the three months ended March 31, 2021. The change is attributable to a slight increase in capital expenditures partially offset by an increase in other investing activities.

We have ongoing capital expenditure requirements related to the maintenance, expansion and technological upgrades of our network. Capital expenditures are funded primarily through a combination of cash on hand and cash flow from operations. Our capital expenditures were $59.3 million and $58.0 million for the three months ended March 31, 2021 and 2020, respectively. The $1.3 million increase from the three months ended March 31, 2020 to the three months ended March 31, 2021 is primarily related to network enhancements focused on increasing bandwidth capacity, standardization and reliability to meet the needs of our customers. These increases are partially offset by decreased expenditures related to customer premise equipment (“CPE”) and edge-outs.

The following table sets forth additional information regarding our capital expenditures for the periods presented:

	Three months ended
	March 31,
	2021	2020

Capital Expenditures	(in millions)
Customer premise equipment(1)	$30.6	$34.8
Scalable infrastructure(2)	12.4	5.8
Line extensions(3)	4.9	5.6
Support capital and other(4)	11.4	11.8
Total	$59.3	$58.0
Capital expenditures included in total related to:
Edge-outs(5)	$1.4	$3.1
Business services(6)	$5.0	$5.6
(1)	Customer premise equipment, or CPE, includes equipment and installation costs incurred to deliver services to residential and business services customers. CPE includes the costs of acquiring and installing our set-top boxes and modems, as well as the cost of customer connections to our network.
(2)	Scalable infrastructure includes costs, not directly related to customer acquisition activity, to support new customer growth and provide service enhancements (e.g., headend equipment).
(3)	Line extensions include costs associated with new home development within our footprint and edge-outs (e.g., fiber / coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(4)	Support capital and other includes costs to modify or replace existing HFC network, including enhancements, and all other costs to support day-to-day operations, including land, buildings, vehicles, office equipment, tools and test equipment.
(5)	Edge-outs represent costs to extend our network into new adjacent service areas, including the associated CPE.
(6)	Business services represent costs associated with the build-out of our network to support business services customers, including the associated CPE.

Financing Activities

Net cash provided by financing activities decreased from $22.5 million for the three months ended March 31, 2020 to $5.0 million for the three months ended March 31, 2021. The decrease is primarily due to a decrease in net borrowings of $11.6 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, combined with the increase in share purchases associated with the annual vesting of the long-term equity incentive program for eligible employees.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of March 31, 2021, borrowings under our Term B Loans and Revolving Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate (which is subject to a minimum rate of 1.00% for Term B Loans) or an ABR (which is subject to a minimum rate of 1.00% for Term B Loans), plus the applicable margin. The applicable margins for the Term B Loans is 3.25% for adjusted LIBOR loans and 2.25% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility is 3.00% for adjusted LIBOR loans and 2.00% for ABR loans. We manage the impact of interest rate changes on earnings and operating cash flows by entering into derivative instruments to protect against increases in the interest rates on our variable rate debt. We use interest rate swaps, where we receive variable rate amounts in exchange for fixed rate payments. As of March 31, 2021, after considering our interest rate swaps, approximately 40% of our Senior Secured Credit Facility is still variable rate debt. A hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of March 31, 2021) would result in an annual interest expense change of up to approximately $9.4 million on our Senior Secured Credit Facility.

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

Our management, with the participation of the Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2021. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were effective as of March 31, 2021 and represent in all material respects our financial position, results of operations, cash flows and changes in shareholders’ deficit as of and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the first quarter of 2021.

PART II

Item 1. Legal Proceedings

Refer to Note 12 – Commitments and Contingencies for a discussion of the Company’s legal proceedings.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2020 includes “Risk Factors” under Item 1A of Part 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table presents WOW’s purchases of equity securities completed during the first quarter of 2021 (in millions, except share and per share amounts):

				Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet be
	Number of Shares	Average Price	Purchased as Part of Publicly	Purchased Under the Plans
Period	Purchased (1)	Paid per Share	Announced Plans or Programs	or Programs
January 1 - 31, 2021	4,012	$10.65	—	$—
February 1 - 28, 2021	589	$14.05	—	$—
March 1 - 31, 2021	392,585	$16.65	—	$—
(1)	Shares represent shares withheld from employees for the payment of taxes upon the vesting of restricted stock awards.

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
101

The following financial information from WideOpenWest, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021, filed with the Securities and Exchange Commission on May 4, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income; (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Deficit; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST, INC.

May 4, 2021	By:	/s/ TERESA ELDER
Teresa Elder
Chief Executive Officer

	By:	/s/ JOHN REGO
John Rego
Chief Financial Officer