Form 10-Q
period 2021-06-30
WideOpenWest, Inc.
filed 2021-08-05
CIK 1701051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of outstanding shares of the registrant’s common stock as of July 30, 2021 was 87,103,746.

WIDEOPENWEST, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2021

This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2021. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to “WOW,” “we,” “us,” “our,” or “the Company” are to WideOpenWest, Inc. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

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

ii

PART I-FINANCIAL INFORMATION

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2021	2020

	(in millions, except share data)
Assets
Current assets
Cash and cash equivalents	$23.3	$12.4
Accounts receivable—trade, net of allowance for doubtful accounts of $5.2 and $6.7, respectively	38.3	44.4
Accounts receivable—other, net	2.4	2.8
Prepaid expenses and other	35.1	25.0
Current assets held for sale	29.9	30.2
Total current assets	129.0	114.8
Right-of-use lease assets—operating	20.3	22.1
Property, plant and equipment, net	718.6	720.9
Franchise operating rights	620.1	620.1
Goodwill	225.1	225.1
Intangible assets subject to amortization, net	1.8	1.9
Other non-current assets	42.3	42.1
Non-current assets held for sale	730.1	740.0
Total assets	$2,487.3	$2,487.0
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable—trade	$29.8	$32.4
Accrued interest	3.8	4.0
Current portion of long-term lease liability—operating	6.0	5.8
Accrued liabilities and other	70.7	79.7
Current portion of long-term debt and finance lease obligations	70.9	37.5
Current portion of unearned service revenue	30.0	28.6
Current liabilities held for sale	46.9	47.9
Total current liabilities	258.1	235.9
Long-term debt and finance lease obligations, net of debt issuance costs —less current portion	2,176.8	2,228.5
Long-term lease liability—operating	16.3	19.0
Deferred income taxes, net	205.0	200.6
Other non-current liabilities	12.9	13.1
Non-current liabilities held for sale	2.4	2.3
Total liabilities	2,671.5	2,699.4
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 95,888,217 and 95,187,161 issued as of June 30, 2021 and December 31, 2020, respectively; 87,111,194 and 86,847,797 outstanding as of June 30, 2021 and December 31, 2020, respectively	1.0	1.0
Additional paid-in capital	340.9	333.8
Accumulated other comprehensive income (loss)	—	(6.5)
Accumulated deficit	(438.0)	(460.0)
Treasury stock at cost, 8,777,023 and 8,339,364 shares as of June 30, 2021 and December 31, 2020, respectively	(88.1)	(80.7)
Total stockholders’ deficit	(184.2)	(212.4)
Total liabilities and stockholders’ deficit	$2,487.3	$2,487.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions, except per share data)
Revenue	$181.9	$179.4	$363.4	$360.1
Costs and expenses:
Operating (excluding depreciation and amortization)	95.1	102.8	193.5	206.9
Selling, general and administrative	45.5	41.5	88.0	84.8
Depreciation and amortization	42.4	37.2	83.7	73.3
	183.0	181.5	365.2	365.0
Loss from operations	(1.1)	(2.1)	(1.8)	(4.9)
Other income (expense):
Interest expense	(28.8)	(32.4)	(60.2)	(65.9)
(Loss) gain on sale of assets, net	(0.1)	0.4	(0.1)	0.6
Other income, net	—	0.1	0.6	0.7
Loss from continuing operations before provision for income tax	(30.0)	(34.0)	(61.5)	(69.5)
Income tax benefit (expense)	7.5	7.6	16.3	15.4
Loss from continuing operations	(22.5)	(26.4)	(45.2)	(54.1)
Discontinued Operations (Note 1)
Income from discontinued operations, net of tax	34.9	28.6	67.2	56.4
Net income	$12.4	$2.2	$22.0	$2.3

Basic and diluted (loss) per common share - continuing operations
Basic	$(0.27)	$(0.32)	$(0.55)	$(0.66)
Diluted	$(0.27)	$(0.32)	$(0.55)	$(0.66)
Basic and diluted earnings per common share - discontinued operations
Basic	$0.42	$0.35	$0.82	$0.69
Diluted	$0.42	$0.35	$0.82	$0.69
Basic and diluted earnings per common share
Basic	$0.15	$0.03	$0.27	$0.03
Diluted	$0.15	$0.03	$0.27	$0.03
Weighted-average common shares outstanding
Basic	82,828,227	81,612,359	82,433,311	81,325,795
Diluted	82,828,227	81,612,359	82,433,311	81,325,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions)
Net income	$12.4	$2.2	$22.0	$2.3
Unrealized gain on derivative instrument, net of tax	2.2	3.3	6.5	0.3
Comprehensive income	$14.6	$5.5	$28.5	$2.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

					Accumulated
		Common	Treasury	Additional	Other		Total
	Common	Stock	Stock at	Paid-in	Comprehensive	Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Loss	Deficit	Deficit

	(in millions, except share data)
Balances at January 1, 2021	86,847,797	$1.0	$(80.7)	$333.8	$(6.5)	$(460.0)	$(212.4)
Changes in accumulated other comprehensive gain	—	—	—	—	4.3	—	4.3
Stock-based compensation	—	—	—	3.1	—	—	3.1
Issuance of restricted stock, net	666,127	—	—	—	—	—	—
Purchase of shares	(397,186)	—	(6.6)	—	—	—	(6.6)
Net income	—	—	—	—	—	9.6	9.6
Balances at March 31, 2021(1)	87,116,738	$1.0	$(87.3)	$336.9	$(2.2)	$(450.4)	$(202.0)
Changes in accumulated other comprehensive gain	—	—	—	—	2.2	—	2.2
Stock-based compensation	—	—	—	4.0	—	—	4.0
Issuance of restricted stock, net	34,929	—	—	—	—	—	—
Purchase of shares	(40,473)	—	(0.8)	—	—	—	(0.8)
Net income	—	—	—	—	—	12.4	12.4
Balances at June 30, 2021(1)	87,111,194	$1.0	$(88.1)	$340.9	$—	$(438.0)	$(184.2)
(1)	Included in outstanding shares as of March 31, 2021 and June 30, 2021 are 4,423,885 and 4,159,455, respectively, of non-vested shares of restricted stock awards granted to employees and directors.

					Accumulated
		Common	Treasury	Additional	Other		Total
	Common	Stock	Stock at	Paid-in	Comprehensive	Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Loss	Deficit	Deficit

	(in millions, except share data)
Balances at January 1, 2020	84,103,108	$0.9	$(79.7)	$322.8	$(15.5)	$(474.4)	$(245.9)
Changes in accumulated other comprehensive loss	—	—	—	—	(3.0)	—	(3.0)
Stock-based compensation	—	—	—	2.7	—	—	2.7
Issuance of restricted stock, net	2,858,421	—	—	—	—	—	—
Purchase of shares	(199,520)	—	(0.7)	—	—	—	(0.7)
Net income	—	—	—	—	—	0.1	0.1
Balances at March 31, 2020(1)	86,762,009	$0.9	$(80.4)	$325.5	$(18.5)	$(474.3)	$(246.8)
Changes in accumulated other comprehensive loss	—	—	—	—	3.3	—	3.3
Stock-based compensation	—	—	—	3.0	—	—	3.0
Issuance of restricted stock, net	349,673	—	—	—	—	—	—
Purchase of shares	(46,917)	—	(0.3)	—	—	—	(0.3)
Net income	—	—	—	—	—	2.2	2.2
Balances at June 30, 2020(1)	87,064,765	$0.9	$(80.7)	$328.5	$(15.2)	$(472.1)	$(238.6)
(1)	Included in outstanding shares as of March 31, 2020 and June 30, 2020 are 5,292,277 and 5,322,864, respectively, of non-vested shares of restricted stock awards granted to employees and directors.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2021	2020

	(in millions)
Cash flows from operating activities:
Net income	$22.0	$2.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124.7	112.6
Deferred income taxes	2.3	0.6
Provision for doubtful accounts	5.3	12.2
Gain on sale of assets, net	(0.1)	(0.7)
Amortization of debt issuance costs and discount	2.4	2.4
Non-cash compensation	7.1	5.7
Other non-cash items	(0.1)	—
Changes in operating assets and liabilities:
Receivables and other operating assets	(9.3)	(11.6)
Payables and accruals	2.6	3.8
Net cash provided by operating activities	$156.9	$127.3
Cash flows from investing activities:
Capital expenditures	$(115.5)	$(115.2)
Other investing activities	0.9	(0.7)
Net cash used in investing activities	$(114.6)	$(115.9)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$31.0	$91.0
Payments on long-term debt and finance lease obligations	(55.0)	(82.8)
Purchase of shares	(7.4)	(1.0)
Net cash (used in) provided by financing activities	$(31.4)	$7.2
Increase in cash and cash equivalents	10.9	18.6
Cash and cash equivalents, beginning of period	12.4	21.0
Cash and cash equivalents, end of period	$23.3	$39.6
Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$59.0	$62.6
Cash paid (received) during the periods for income taxes, net	$1.7	$(3.9)
Non-cash operating activities:
Operating lease additions	$0.9	$4.8
Non-cash financing activities:
Finance lease additions	$3.3	$6.6
Capital expenditure accounts payable and accruals	$12.2	$9.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

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

Discontinued Operations – Sale of Service Areas

On June 30, 2021, WOW entered into an Asset Purchase Agreement with Atlantic Broadband (OH), LLC, (“Atlantic”), a U.S. cable operator and subsidiary of Cogeco Communications, Inc. and Atlantic Broadband Finance, LLC, a Delaware limitied liability company (the “Atlantic Purchase Agreement”), whereby Atlantic agreed to acquire the Company’s Cleveland and Columbus, Ohio markets for approximately $1.125 billion, subject to adjustments, including customary working capital adjustments, as specified in the Atlantic Purchase Agreement.

Additionally, on June 30, 2021, WOW entered into an Asset Purchase Agreement with Radiate HoldCo, LLC, a telecommunications holding company affiliated with RCN Telecom Services LLC, Grande Communications Networks, LLC and WaveDivision Holdings, LLC (collectively, “Astound Broadband”) (the “Astound Purchase Agreement”), whereby Radiate HoldCo, LLC agreed to acquire the Company’s Chicago, Illinois, Evansville, Indiana and Baltimore, Maryland markets for approximately $661 million, subject to adjustments, including customary working capital adjustments, as specified in the Astound Purchase Agreement.

Both transactions are expected to close in the second half of 2021. The closing of each transaction is subject to certain regulatory reviews and approvals and the satisfaction of other customary closing conditions.

The divestiture of these markets represents a strategic shift in WOW’s business as the markets represent approximately 37% of total revenue for the three and six months ended June 30, 2021. As such, the results of these markets are classified as discontinued operations in the condensed consolidated statements of operations and excluded from continuing operations for all periods presented. Results of discontinued operations include all revenues and direct expenses of these markets. General corporate overhead is not allocated to discontinued operations. The assets and liabilities associated with these markets, as specified in the June 30, 2021 agreements, are classified as held for sale in our condensed consolidated balance sheets.

In connection with the divestiture of these markets, the Company has entered into transition services agreements under which WOW will continue to provide certain services to Astound Broadband and Atlantic. Under the transition services agreements, the buyers may elect a variety of services, including but not limited to: information technology, network,  business support services, etc. The term of the transition services agreements are for 12 months following the closing date, with two optional three month extensions. None of the costs related to the employees, processes or systems that will be utilized to provide the services under the transition services agreements were allocated to discontinued operations.

The following table presents the aggregate amounts of the classes of assets and liabilities to be sold under the Astound Purchase Agreement and Atlantic Purchase Agreement:

	June 30,	December 31,
	2021	2020

	(in millions)
Assets
Current assets
Accounts receivable—trade, net of allowance for doubtful accounts of $1.8 in both periods	$23.5	$25.1
Accounts receivable—other, net	0.7	0.9
Prepaid expenses and other	5.7	4.2
Total current assets	29.9	30.2
Right-of-use lease assets—operating	3.1	2.8
Property, plant and equipment, net	368.7	379.4
Franchise operating rights	165.4	165.4
Goodwill	183.7	183.7
Intangible assets subject to amortization, net	0.2	0.2
Other non-current assets	9.0	8.5
Total assets	$760.0	$770.2
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable—trade	$11.2	$11.4
Current portion of long-term lease liability—operating	0.8	0.7
Accrued liabilities and other	17.8	18.9
Current portion of unearned service revenue	17.1	16.9
Total current liabilities	46.9	47.9
Long-term lease liability—operating	2.4	2.3
Total liabilities	$49.3	$50.2

The following table presents information regarding certain components of income from discontinued operations, net of taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions)
Revenue	$105.4	$102.6	$210.2	$206.4
Costs and expenses:
Operating (excluding depreciation and amortization)	37.6	43.0	77.2	87.4
Selling, general and administrative	2.8	2.4	5.5	5.9
Depreciation and amortization	20.5	19.6	41.0	39.3
	60.9	65.0	123.7	132.6
Income from operations	44.5	37.6	86.5	73.8
Other income (expense):
Interest income (expense)	0.4	—	0.4	—
Gain on sale of assets, net	0.2	—	0.2	0.1
Other income, net	0.1	—	0.1	0.1
Income from discontinued operations before provision for income tax	45.2	37.6	87.2	74.0
Income tax expense	(10.3)	(9.0)	(20.0)	(17.6)
Income from discontinued operations	$34.9	$28.6	$67.2	$56.4

The following table presents revenue by service offering from discontinued operations:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions)
Residential subscription
HSD	$51.8	$44.8	$102.1	$89.5
Video	35.5	39.8	71.5	79.6
Telephony	3.9	4.2	7.9	8.6
Total Residential subscription	$91.2	$88.8	$181.5	$177.7
Business subscription
HSD	$5.9	$5.6	$11.7	$11.1
Video	0.9	0.8	1.8	1.8
Telephony	2.8	3.0	5.6	6.0
Total business subscription	$9.6	$9.4	$19.1	$18.9
Total subscription services revenue	100.8	98.2	200.6	196.6
Other business services revenue	0.4	0.4	1.0	1.0
Other revenue	4.2	4.0	8.6	8.8
Total revenue	$105.4	$102.6	$210.2	$206.4

The following table presents specified items of cash flow and significant non-cash items of discontinued operations:

	June 30,	June 30,
	2021	2020

	(in millions)
Specified items of cash flow:
Capital expenditures	$29.8	$28.6

Non-cash operating activities:
Operating lease additions	$0.7	$0.6
Non-cash investing activities:
Capital expenditure accounts payable and accruals	$4.8	$5.6

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

Note 3. Revenue from Contracts with Customers

Revenue by Service Offering

The following table presents revenue by service offering for the three and six months ended June 30, 2021 and 2020:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions)
Residential subscription
HSD	$81.5	$71.1	$161.0	$141.7
Video	52.5	59.2	106.1	118.9
Telephony	7.3	9.3	14.9	18.9
Total Residential subscription	$141.3	$139.6	$282.0	$279.5
Business subscription
HSD	$17.2	$15.8	$34.3	$31.6
Video	2.8	2.7	5.6	5.6
Telephony	7.3	7.6	14.7	15.2
Total business subscription	$27.3	$26.1	$54.6	$52.4
Total subscription services revenue	168.6	165.7	336.6	331.9
Other business services revenue(1)	5.7	6.0	11.3	11.9
Other revenue	7.6	7.7	15.5	16.3
Total revenue	$181.9	$179.4	$363.4	$360.1
(1)	Includes wholesale and colocation lease revenue of $5.0 million and $4.9 million for the three months ended June 30, 2021 and 2020, respectively and $9.8 million and $9.7 million for the six months ended June 30, 2021 and 2020, respectively.

Costs of Obtaining Contracts with Customers

The following table summarizes the activity of costs of obtaining contracts with customers:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions)
Balance at beginning of period	$42.0	$35.5	$40.8	$33.1
Deferral	3.9	3.6	7.9	8.2
Amortization	(3.1)	(2.3)	(5.9)	(4.5)
Balance at end of period	$42.8	$36.8	$42.8	$36.8

The following table presents the current and non-current portion of costs of obtaining contracts with customers as of the end of the corresponding periods:

	June 30, 2021	December 31, 2020

	(in millions)
Current costs of obtaining contracts with customers	$14.4	$12.6
Non-current costs of obtaining contracts with customers	28.4	28.2
Total costs of obtaining contracts with customers	$42.8	$40.8

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

Contract Liabilities

The following table summarizes the activity of current and non-current contract liabilities:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions)
Balance at beginning of period	$3.2	$2.7	$2.9	$2.8
Deferral	2.9	2.0	5.8	4.3
Revenue recognized	(2.8)	(2.0)	(5.4)	(4.4)
Balance at end of period	$3.3	$2.7	$3.3	$2.7

The following table presents the current and non-current portion of contract liabilities as of the end of the corresponding periods:

	June 30, 2021	December 31, 2020

	(in millions)
Current contract liabilities	$2.7	$2.4
Non-current contract liabilities	0.6	0.5
Total contract liabilities	$3.3	$2.9

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

A summary of expected business subscription and other business services revenue to be recognized in future periods related to performance obligations which have not been satisfied or are partially unsatisfied as of June 30, 2021 is set forth in the table below:

	2021	2022	2023	Thereafter	Total

	(in millions)
Subscription services	$25.3	$31.4	$13.6	$6.1	$76.4
Other business services	1.8	2.4	1.0	0.2	5.4
Total expected revenue	$27.1	$33.8	$14.6	$6.3	$81.8

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

The following table presents the change in the allowance for doubtful accounts for trade accounts receivable:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions)
Balance at beginning of period	$7.3	$7.8	$6.9	$6.4
Provision charged to expense	1.6	2.9	3.6	6.8
Accounts written off, net of recoveries	(3.7)	(4.5)	(5.3)	(7.0)
Balance at end of period	$5.2	$6.2	$5.2	$6.2

The Company established an allowance for doubtful accounts for non-trade accounts receivable of $1.4 million as of June 30, 2020 that is presented within accounts receivable—other in the Company’s unaudited condensed consolidated balance sheet. The Company did not have such an allowance as of June 30, 2021.

Note 4. Property, Plant and Equipment, Net

Property, plant and equipment consists of the following:

	June 30,	December 31,
	2021	2020

	(in millions)
Distribution facilities	$1,193.7	$1,148.8
Customer premise equipment	272.6	266.2
Head-end equipment	222.2	209.5
Telephony infrastructure	52.3	52.5
Computer equipment and software	113.7	102.5
Vehicles	21.1	22.7
Buildings and leasehold improvements	31.4	31.0
Office and technical equipment	18.7	18.7
Land	4.4	4.4
Construction in progress (including material inventory and other)	32.4	32.8
Total property, plant and equipment	1,962.5	1,889.1
Less accumulated depreciation	(1,243.9)	(1,168.2)
	$718.6	$720.9

Depreciation expense for the three months ended June 30, 2021 and 2020 was $42.3 million and $36.9 million, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 was $83.5 million and $72.7 million, respectively.

Note 5. Accrued Liabilities and Other

Accrued liabilities and other consists of the following:

	June 30,	December 31,
	2021	2020

	(in millions)
Payroll and employee benefits	$28.7	$28.0
Programming costs	20.0	19.7
Other accrued liabilities	9.1	8.2
Franchise and revenue sharing fees	6.2	7.1
Property, income, sales and use taxes	5.7	5.6
Utility pole costs	1.0	1.7
Interest rate swaps	—	9.4
	$70.7	$79.7

Note 6. Long-Term Debt and Finance Leases

The following table summarizes the Company’s long-term debt and finance leases:

				December 31,
	June 30, 2021			2020
	Available
	borrowing	Effective	Outstanding	Outstanding
	capacity	interest rate(1)	balance	balance

	(in millions)
Long-term debt:
Term B Loans, net(2)	$—	4.25%	$2,189.6	$2,199.9
Revolving Credit Facility(3)	261.7	3.08%	33.0	38.0
Total long-term debt	$261.7		2,222.6	2,237.9
Other Financing			0.6	0.8
Finance lease obligations			28.9	32.9
Total long-term debt, finance lease obligations and other			2,252.1	2,271.6
Debt issuance costs, net(4)			(4.4)	(5.6)
Sub-total			2,247.7	2,266.0
Less current portion			(70.9)	(37.5)
Long-term portion			$2,176.8	$2,228.5
(1)	Represents the effective interest rate in effect for all borrowings outstanding as of June 30, 2021 pursuant to each debt instrument including the applicable margin.
(2)	At June 30, 2021 and December 31, 2020 includes $4.9 million and $6.1 million of net discounts, respectively.
(3)	Available borrowing capacity at June 30, 2021 represents $300.0 million of total availability less borrowing of $33.0 million on the Revolving Credit Facility and outstanding letters of credit of $5.3 million. Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company.
(4)	At June 30, 2021 and December 31, 2020, debt issuance costs include $3.6 million and $4.4 million related to Term B Loans and $0.8 million and $1.2 million related to the Revolving Credit Facility, respectively.

The Company’s Term B Loans will mature on August 19, 2023 and bear interest, at the Company’s option, at a rate equal to ABR plus 2.25% or LIBOR plus 3.25%. Borrowings under the revolving credit facility will mature on May 31, 2022 and bear interest, at the Company's option, at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%. As of June 30, 2021, the Company was in compliance with all debt covenants.

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

The following table presents restricted stock activity during the six months ended June 30, 2021:

Number of
Unvested
Restricted Stock
Shares
Outstanding, beginning of period	4,990,971
Granted	841,937
Vested	(1,532,572)
Forfeited	(140,881)
Outstanding, end of period(1)	4,159,455
(1)	The total outstanding unvested shares of restricted stock awards granted to employees and directors are included in total outstanding shares as of June 30, 2021.

For restricted stock awards that contain only service conditions for vesting, the Company calculates the award fair value based on the Company’s closing stock price on the accounting grant date. The Company’s restricted stock awards generally vest ratably over a four year period based on the date of grant.

Nonvested Performance Shares

On March 3, 2021, the Company granted 209,621 performance shares which will vest based on the Company’s achievement level relative to the following performance measures at December 31, 2023: 50% based upon the Company’s Total Shareholder Return (“TSR”) relative to the TSRs of the Company’s peer group and 50% based on the Company’s three-year cumulative EBITDA metric. EBITDA is defined as net income (loss) before net interest expense, income taxes, depreciation and amortization (including impairments), impairment losses on intangibles and goodwill, the write-off of any asset, loss on early extinguishment of debt, integration and restructuring expenses and all non-cash charges and expenses (including stock compensation expense) and certain other income and expenses. Upon achievement of the minimum threshold performance metric, the grantee may earn 50% to 200% of their respective target shares based on the performance goal.

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

The Company recorded $4.0 million and $3.0 million for the three months ended June 30, 2021 and 2020, respectively, and recorded $7.1 million and $5.7 million for the six months ended June 30, 2021 and 2020, respectively, of non-cash stock-based compensation expense which is reflected in selling, general and administrative expense in the Company’s unaudited condensed consolidated statements of operations.

Note 8. Earnings (Loss) per Common Share

Basic earnings or loss per share attributable to the Company’s common stockholders is computed by dividing net earnings or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share attributable to common stockholders presents the dilutive effect, if any, on a per share basis of potential common shares (such as restricted stock units) as if they had been vested or converted during the periods presented.  No such items were included in the computation of diluted loss or earnings per share for the periods presented because the Company incurred a net loss from continuing operations and the effect of inclusion would have been anti-dilutive.

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions, except share data)
Loss from continuing operations	$(22.5)	$(26.4)	$(45.2)	$(54.1)

Income from discontinued operations	$34.9	$28.6	$67.2	$56.4

Net income	$12.4	$2.2	$22.0	$2.3

Basic weighted-average shares	82,828,227	81,612,359	82,433,311	81,325,795
Effect of dilutive securities:
Restricted stock awards	—	—	—	—
Diluted weighted-average shares	82,828,227	81,612,359	82,433,311	81,325,795

Basic and diluted (loss) per common share - continuing operations
Basic	$(0.27)	$(0.32)	$(0.55)	$(0.66)
Diluted	$(0.27)	$(0.32)	$(0.55)	$(0.66)

Basic and diluted earnings per common share - discontinued operations
Basic	$0.42	$0.35	$0.82	$0.69
Diluted	$0.42	$0.35	$0.82	$0.69

Basic and diluted earnings per common share
Basic	$0.15	$0.03	$0.27	$0.03
Diluted	$0.15	$0.03	$0.27	$0.03

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

The Company’s derivative instrument expired in May 2021; however, prior to expiration the derivative instrument was accounted for at fair value on a recurring basis and classified within Level 2 of the valuation hierarchy and was valued at $9.4 million at December 31, 2020. The fair value of the derivative instrument was measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curves as of the date of measurement. The present value calculation utilized discount rates that were adjusted to reflect the credit quality of the Company and its counterparties.

The estimated fair value of the Company’s long-term debt is based on dealer quotes considering current market rates for the Company’s credit facility and is classified as Level 2. The inputs used to determine the fair value of the Company’s aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets. The fair value of the Company’s long-term debt was valued at $2,197.2 million and $2,203.1 million as of June 30, 2021 and December 31, 2020, respectively. Long-term debt fair value does not include debt issuance costs and discounts.

There were no transfers into or out of Level 1, 2 or 3 during the periods ended June 30, 2021 and December 31,  2020.

The Company’s non-financial assets such as franchise operating rights, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  When such impairments are recorded, fair values are generally classified within Level 3 of the valuation hierarchy.

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

The Company’s exposure to interest rate risk results primarily from its variable rate borrowings. On May 9, 2018, the Company entered into variable to fixed interest rate swap agreements for a notional amount of $1,361.2 million to hedge a portion of the outstanding principal balance of its variable rate term loan debt. The Company’s outstanding derivatives had a notional amount of $1,323.5 million and the fair value was presented within accured liabilities and other of $9.4 million within the unaudited condensed consolidated balance sheet as of December 31, 2020. The Company did not have such amounts as of June 30, 2021 as the interest rate swap contracts expired in May of 2021.

Gains (losses) on derivatives designated as cash flow hedges included in the unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020 are shown in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Interest rate swap contracts(1)	(in millions)
Gain recorded in AOCL on derivatives, before tax	$2.9	$4.3	$8.5	$0.4
Tax impact	(0.7)	(1.0)	(2.0)	(0.1)
Gain recorded in AOCL on derivatives, net	2.2	3.3	6.5	0.3
(1)	Gains (losses) on derivatives reclassified from AOCL into income are included in “Interest expense” in the unaudited condensed consolidated statements of operations, the same line item as the earnings effect of the hedged item. Losses recognized for the three and six months ended June 30, 2021 total $3.8 million and $9.5 million, respectively.

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

The Company reported income tax expense of $2.8 million and $1.4 million for the three months ended June 30, 2021 and 2020, respectively and $3.7 million and $2.2 million for the six months ended June 30, 2021 and 2020, respectively. The increase in expense is primarily related to an increase in income before tax as compared to the corresponding periods in 2020, while the lower effective income tax rate was primarily driven by the windfall deduction related to equity compensation, a decrease in state valuation allowance and an increase in the research and development credit.

Note 12. Commitments and Contingencies

IPO Shareholder Class Action.  Beginning in June 2018, four different plaintiffs’ firms filed five separate class-action lawsuits against WOW, certain individual defendants, and the private equity sponsors and underwriters of the May 2017 initial public offering.  The actions allege violations of Sections 11, 12, and 15 of the 1933 Securities Act.  The three actions filed in New York have been consolidated as Kirkland. et al. v. WideOpenWest, Inc., et al., 653248/2018.  The other two actions, which were filed in Colorado state court, have been stayed by agreement until final resolution of the Kirkland action.  The Plaintiffs in Kirkland allege that Defendants made or caused misstatements to be made in the Registration Statement and Prospectus (“Offering Materials”) issued in connection with the IPO. On January 17, 2019, Defendants filed an omnibus motion to dismiss all claims for failure to state causes of action which the court denied in part and granted in part on May 18, 2020, with the Company thereafter appealing those claims not dismissed. Prior to an anticipated trial in 2022 or 2023, the parties undertook mediation on November 6, 2020 which, in turn, resulted in a soon-to-be-filed Stipulation of Settlement with the court.  Upon approval of the Court to the Stipulation of Settlement (which is expected in the third quarter of 2021), the Company will be dismissed entirely without any admission of wrongdoing in exchange for a payment of substantially less than that sought by plaintiffs, with the funding of such payment to be provided substantially from the Company’s primary D&O carrier.

Sprint Patent Infringement Claim.  On March 7, 2018, Sprint Communications Company L.P (“Sprint”) filed complaints in the U.S. District Court for the District of Delaware alleging that the Company (and other industry participants) infringe patents purportedly relating to Sprint’s Voice over Internet Protocol (“VoIP”) services. The lawsuit is part of a pattern of litigation that was initiated as far back as 2007 by Sprint against numerous broadband and telecommunications providers. The Company has multiple legal and contractual defenses and is vigorously defending against the claims. Additionally, the Company is pursuing indemnification claims against equipment providers whose equipment is implicated by the claims.  Formal discovery was completed in mid-February 2020, with the trial originally scheduled for October 2020, being moved to a yet to be determined date in the middle to second half of 2022, with the parties undertaking settlement discussions.  The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on the Company’s financial position, results of operations or cash flows.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading broadband services provider offering high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential customers and offer a full range of products and services to business customers. Our services are delivered across 19 markets via our advanced hybrid fiber-coax (“HFC”) network. Our footprint covers certain suburban areas within the states of Alabama, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, Ohio, South Carolina and Tennessee. At June 30, 2021, our broadband networks passed 3.3 million homes and businesses and served approximately 857,400 customers.

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

Our advanced network offers HSD speeds up to 1 GIG (1000 Mbps) in approximately 95% of our footprint. Led by our robust HSD offering, our products are available either as an individual service or a bundle to residential and business service customers. We continue to operate under a broadband first strategy. Based on our per subscriber economics, we believe that HSD represents the greatest opportunity to enhance profitability across our residential and business markets.

During the second quarter of 2021, we continued to experience strong demand for high-speed data (“HSD”). HSD only new connections represented approximately 87% and 86% of total new connections for the three and six months ended June 30, 2021, respectively, compared to 77% and 72% for the corresponding periods in 2020, respectively. Additionally, the demand for higher internet speeds has increased approximately 10% from the second quarter of 2020, with nearly 90% of new HSD only connections purchasing 200MB or higher speeds during the second quarter of 2021.

In order to support these trends, we are managing network bandwidth to meet the needs of our customers and expect to meet capacity demands as network traffic continues to increase. To meet this objective, we will continue to invest in our network to ensure speed and reliability, and obtain a better understanding of how customers utilize our network. Through this understanding, we can make certain capacity improvements and enhance the network to improve the customer experience; as well as introduce more self-help and self-care options to increase flexibility and choice for our customers.

We continue to monitor the impact of the global health crisis related to the outbreak of coronavirus, or COVID-19, on our business. The primary impact to the Company was its election to participate in several initiatives focused on keeping customers impacted by COVID-19 connected to services. These initiatives include the Federal Communications Commission (“FCC”) Keep Americans Connected Pledge, which expired on June 30, 2020, and the America’s Communications Association (“ACA”) Connects “K-12 Bridge to Broadband” program to help school districts and states provide internet access for students in low-income households. The Company is currently participating in the FCC’s Emergency Broadband Benefit Program as outlined under the Consolidated Appropriations Act of 2021. Under this program, eligible households may apply for a discount of up to $50 per month towards broadband service.

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

Key Transactions Impacting Operating Results and Financial Condition

Sale of Service Areas

On June 30, 2021, we entered into an Asset Purchase Agreement with Atlantic Broadband (OH), LLC, (“Atlantic”), a U.S. cable operator and subsidiary of Cogeco Communications, Inc. and Atlantic Broadband Finance, LLC, a Delaware limitied liability company (the “Atlantic Purchase Agreement”), whereby Atlantic agreed to acquire the Company’s Cleveland and Columbus, Ohio markets for approximately $1.125 billion, subject to adjustments, including customary working capital adjustments, as specified in the Atlantic Purchase Agreement.

Additionally, on June 30, 2021, we entered into an Asset Purchase Agreement with Radiate HoldCo, LLC, a telecommunications holding company affiliated with RCN Telecom Services LLC, Grande Communications Networks, LLC and WaveDivision Holdings, LLC (collectively, “Astound Broadband”) (the “Astound Purchase Agreement”), whereby Radiate HoldCo, LLC agreed to acquire the Company’s Chicago, Illinois, Evansville, Indiana and Baltimore, Maryland markets for approximately $661 million, subject to adjustments, including customary working capital adjustments, as specified in the Astound Purchase Agreement.

Both transactions are expected to close in the second half of 2021. The closing of each transaction is subject to certain regulatory reviews and approvals and the satisfaction of other customary closing conditions.

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

Homes Passed and Subscribers

We report homes passed as the number of serviceable addresses, such as single residence homes, apartments and condominium units, and businesses passed by our broadband network and listed in our database. We report total subscribers as the number of subscribers who receive at least one of our HSD, Video or Telephony services, without regard to which or how many services they subscribe. We define each of the individual HSD subscribers, Video subscribers and Telephony subscribers as a revenue generating unit (“RGU”). The following table summarizes homes passed, total subscribers and total RGUs for our services as of each respective date and does not make adjustment for any of the Company’s acquisitions or divestitures:

	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2020	2020	2020 (1)	2021	2021 (2)
Homes passed	3,237,700	3,242,400	3,248,600	3,251,900	3,275,200
Total subscribers	844,500	846,300	846,100	854,700	857,400
HSD RGUs	805,600	808,900	812,900	822,900	826,300
Video RGUs	351,700	328,000	306,100	288,800	272,100
Telephony RGUs	188,100	182,000	176,300	172,100	167,800
Total RGUs	1,345,400	1,318,900	1,295,300	1,283,800	1,266,200
(1)	The Company combined certain billing systems during the second quarter of 2021, which standardized the statistical reporting of key metrics. The standardized reporting led to the following decreases for subscriber and RGU counts at December 31, 2020: total subscribers (4,500), HSD RGUs (900), Video RGUs (2,100), Telephony RGUs (700), and Total RGUs (3,700).
(2)	At June 30, 2021, includes the following subscriber metrics for the service areas to be sold: homes passed 1,394,800, total subscribers 326,800, HSD RGUs 318,400, Video RGUs 102,900, Telephony RGUs 62,200, and Total RGUs 483,500.

The following table displays the homes passed and subscribers related to the Company’s edge-out activities:

	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2020	2020	2020	2021	2021 (1)
Homes passed	189,700	190,800	194,000	194,600	196,100
Total subscribers	45,200	46,300	47,900	48,800	49,500
HSD RGUs	44,900	46,100	47,600	48,600	49,200
Video RGUs	19,100	18,900	20,400	20,000	19,000
Telephony RGUs	7,800	7,900	8,400	8,400	8,300
Total RGUs	71,800	72,900	76,400	77,000	76,500
(1)	At June 30, 2021, includes the following subscriber metrics for the service areas to be sold: homes passed 118,700, total subscribers 30,900, HSD RGUs 30,700, Video RGUs 12,100, Telephony RGUs 5,500, and Total RGUs 48,300.

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

Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services were 94% and 93% of total revenue for the six months ended June 30, 2021 and 2020, respectively. The remaining percentage of non-subscription revenue is derived primarily from other business services, line assurance warranty services and advertising placement.

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

Results of Operations

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three months ended			Three months ended
	June 30, 2021			June 30, 2020
	Continuing	Discontinued	Total	Continuing	Discontinued	Total

	(in millions)
Revenue	$181.9	$105.4	$287.3	$179.4	$102.6	$282.0
Costs and expenses:
Operating (excluding depreciation and amortization)	95.1	37.6	132.7	102.8	43.0	145.8
Selling, general and administrative	45.5	2.8	48.3	41.5	2.4	43.9
Depreciation and amortization	42.4	20.5	62.9	37.2	19.6	56.8
	183.0	60.9	243.9	181.5	65.0	246.5
(Loss) income from operations	(1.1)	44.5	43.4	(2.1)	37.6	35.5
Other income (expense):
Interest (expense) income	(28.8)	0.4	(28.4)	(32.4)	—	(32.4)
(Loss) gain on sale of assets, net	(0.1)	0.2	0.1	0.4	—	0.4
Other income, net	—	0.1	0.1	0.1	—	0.1
(Loss) income before provision for income tax	(30.0)	45.2	15.2	(34.0)	37.6	3.6
Income tax benefit (expense)	7.5	(10.3)	(2.8)	7.6	(9.0)	(1.4)
Net (loss) income	$(22.5)	$34.9	$12.4	$(26.4)	$28.6	$2.2

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six months ended			Six months ended
	June 30, 2021			June 30, 2020
	Continuing	Discontinued	Total	Continuing	Discontinued	Total

	(in millions)
Revenue	$363.4	$210.2	$573.6	$360.1	$206.4	$566.5
Costs and expenses:
Operating (excluding depreciation and amortization)	193.5	77.2	270.7	206.9	87.4	294.3
Selling, general and administrative	88.0	5.5	93.5	84.8	5.9	90.7
Depreciation and amortization	83.7	41.0	124.7	73.3	39.3	112.6
	365.2	123.7	488.9	365.0	132.6	497.6
(Loss) income from operations	(1.8)	86.5	84.7	(4.9)	73.8	68.9
Other income (expense):
Interest (expense) income	(60.2)	0.4	(59.8)	(65.9)	—	(65.9)
(Loss) gain on sale of assets, net	(0.1)	0.2	0.1	0.6	0.1	0.7
Other income, net	0.6	0.1	0.7	0.7	0.1	0.8
(Loss) income before provision for income tax	(61.5)	87.2	25.7	(69.5)	74.0	4.5
Income tax benefit (expense)	16.3	(20.0)	(3.7)	15.4	(17.6)	(2.2)
Net (loss) income	$(45.2)	$67.2	$22.0	$(54.1)	$56.4	$2.3

Revenue

Total revenue for the three months ended June 30, 2021 increased $5.3 million, or 2%, as compared to the corresponding period in 2020 as follows:

	Three months ended			Three months ended
	June 30, 2021			June 30, 2020
	Continuing	Discontinued	Total	Continuing	Discontinued	Total

	(in millions)
Residential subscription	$141.3	$91.2	$232.5	$139.6	$88.8	$228.4
Business services subscription	27.3	9.6	36.9	26.1	9.4	35.5
Total subscription	168.6	100.8	269.4	165.7	98.2	263.9
Other business services	5.7	0.4	6.1	6.0	0.4	6.4
Other	7.6	4.2	11.8	7.7	4.0	11.7
	$181.9	$105.4	$287.3	$179.4	$102.6	$282.0

Total revenue for the six months ended June 30, 2021 increased $7.1 million, or 1%, as compared to the corresponding period in 2020 as follows:

	Six months ended			Six months ended
	June 30, 2021			June 30, 2020
	Continuing	Discontinued	Total	Continuing	Discontinued	Total

	(in millions)
Residential subscription	$282.0	$181.5	$463.5	$279.5	$177.7	$457.2
Business services subscription	54.6	19.1	73.7	52.4	18.9	71.3
Total subscription	336.6	200.6	537.2	331.9	196.6	528.5
Other business services	11.3	1.0	12.3	11.9	1.0	12.9
Other	15.5	8.6	24.1	16.3	8.8	25.1
	$363.4	$210.2	$573.6	$360.1	$206.4	$566.5

Subscription Revenue

Total subscription revenue increased $5.5 million, or 2%, and $8.7 million or 2%, during the three and six months ended June 30, 2021, as compared to the corresponding periods in 2020. The increases were driven by a $29.6 million and $51.9 million increase in average revenue per unit (“ARPU”), respectively, as HSD customers upgrade to higher speed offerings coupled with a $4.5 million and $11.2 million increase in volume, respectively, attributable almost exclusively to the addition of HSD subscribers. These increases were partially offset by a  $28.6 million and $54.4 million shift in the service offering mix, respectively, as we continue to experience a reduction in Video and Telephony RGUs. ARPU is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period.

Other Business Services

Other business services revenue decreased $0.3 million, or 5%, and $0.6 million, or 5%, during the three and six months ended June 30, 2021, as compared to the corresponding periods in 2020. The decreases in each period were primarily due to decreases in data center revenue.

Other

Other revenue increased $0.1 million, or 1%, during the three months ended June 30, 2021, as compared to the corresponding period in 2020, primarily due to a slight increase in advertising revenue. Other revenue decreased $1.0 million, or 4%, during the six months ended June 30, 2021, as compared to the corresponding period in 2020, primarily due to decreases in line assurance revenue and service call fee revenue, partially offset by a slight increase in advertising revenue.

Operating expenses (excluding depreciation and amortization)

Operating expenses (excluding depreciation and amortization) decreased $13.1 million, or 9%, and $23.6 million, or 8%, during the three and six months ended June 30, 2021, as compared to the corresponding periods in 2020. The decreases were primarily driven by decreases in direct operating and bad debt expense, partially offset by decreases in capital eligible expenses and increases in third-party service provider expense. The decrease in bad debt expense is related to the additional bad debt expense of $2.1 million and $5.3 million recorded during the three and six months ended June 30, 2020, respectively related to trade accounts receivable and non-trade accounts receivable as a result of uncertainties around the economic positions of our customers impacted by the global health crisis. We did not incur such expense for the three and six months ended June 30, 2021.

Incremental contribution

Incremental contribution is defined as subscription services revenue less costs directly incurred from third parties in connection with the provision of such services to our customers (service direct expense). Incremental contribution increased $18.5 million, or 11%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and $30.2 million, or 9% during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

The increase is primarily due to an increase in HSD subscription revenue combined with the decrease in programming expense. Programming expense decreased from $87.9 million for the three months ended June 30, 2020 to $75.2 million for the three months ended June 30, 2021 and $177.7 million for the six months ended June 30, 2020 to $156.1 million for the six months ended June 30, 2021. The decrease in programming expense is attributable to the decline in Video RGUs over the periods presented.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $4.4 million, or 10%, and $2.8 million, or 3% during the three and six months ended June 30, 2021, respectively, compared to the corresponding periods in 2020. The increases are primarily attributable to increases in marketing, stock compensation, professional service and legal expenses, partially offset by decreases in operating taxes.

Depreciation and amortization expenses

Depreciation and amortization expenses increased $6.1 million, or 11%, and $12.1 million, or 11%, during the three and six months ended June 30, 2021, respectively, compared to the corresponding periods in 2020. The increases are primarily attributable to increases of equipment and vehicle lease activity.

Interest expense

Interest expense decreased $4.0 million, or 12%, and $6.1 million, or 9%, during the three and six months ended June 30, 2021, respectively, compared to the corresponding periods in 2020. The decreases are primarily due to the expiration of the interest rate swap agreement in May 2021 and lower interest rates during the three and six months ended June 30, 2021 compared to the corresponding periods in 2020.

Income tax expense

We reported income tax expense of $2.8 million and $1.4 million for the three months ended June 30, 2021 and 2020, respectively, and income tax expense of $3.7 million and $2.2 million for the six months ended June 30, 2021 and 2020, respectively. The increase in expense is primarily related to an increase in income before tax as compared to the corresponding periods in 2020, while the lower effective income tax rate was primarily driven by the windfall deduction related to equity compensation, a decrease in state valuation allowance and an increase in the research and development credit.

Discontinued Operations

Revenue from discontinued operations increased $2.8 million, or 3%, and $3.8 million, or 2%, during the three and six months ended June 30, 2021, respectively, compared to the corresponding periods in 2020. The increases are primarily due to increases in HSD revenue, partially offset by decreases in Video and Telephony revenue.

Operating expense for discontinued operations (excluding depreciation and amortization) decreased $5.4 million, or 13%, and $10.2 million, or 12%, during the three and six months ended June 30, 2021, respectively, compared to the corresponding periods in 2020. The decreases are primarily due to the decrease in programming expense of $5.4 million and $9.2 million over the same periods, respectively.

Discontinued operations expense does not include general corporate overhead or continuing costs related to providing service per the transition service agreements. Certain costs of providing the transition service agreements will continue during the term of the agreements as services are provided; however, upon termination of the agreements, these costs are expected to be reduced. In addition, general corporate overhead costs are expected to be reduced over a three year period.

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

Adjusted EBITDA

The following table provides a reconciliation of adjusted EBITDA to net income or loss, which is the most directly comparable GAAP measure, for the three and six months ended June 30, 2021 and 2020:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions)
Net income	$12.4	$2.2	$22.0	$2.3
Depreciation and amortization	62.9	56.8	124.7	112.6
Interest expense	28.4	32.4	59.8	65.9
Gain on sale of assets, net	(0.1)	(0.4)	(0.1)	(0.7)
Non-recurring professional fees, M&A integration and restructuring expense	7.5	6.0	13.7	13.2
Non-cash stock compensation	4.0	3.0	7.1	5.7
Other income, net	(0.1)	(0.1)	(0.7)	(0.8)
Income tax expense	2.8	1.4	3.7	2.2
Adjusted EBITDA	$117.8	$101.3	$230.2	$200.4

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

The following table provides a reconciliation of incremental contribution to income from operations, which is the most directly comparable GAAP measure, for the three and six months ended June 30, 2021 and 2020:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions)
Income from operations	$43.4	$35.5	$84.7	$68.9
Revenue (excluding subscription revenue)	(17.9)	(18.1)	(36.4)	(38.0)
Other non-allocated operating expense (excluding depreciation and amortization)	50.9	51.0	101.0	103.1
Selling, general and administrative	48.3	43.9	93.5	90.7
Depreciation and amortization	62.9	56.8	124.7	112.6
Incremental contribution	$187.6	$169.1	$367.5	$337.3

Liquidity and Capital Resources

Our primary funding requirements are for our ongoing operations, capital expenditures, outstanding debt obligations, including lease agreements, and strategic investments. At June 30, 2021, the principal amount of our outstanding consolidated debt aggregated to $2,247.7 million, of which $70.9 million is classified as current in our unaudited condensed consolidated balance sheet as of such date. As of June 30, 2021, we had borrowing capacity of $261.7 million under our Revolving Credit Facility representing $300.0 million of total availability less borrowings of $33.0 million and letters of credit of $5.3 million. We are required to prepay principal amounts if we generate excess cash flow, as defined in the Credit Agreement.

We believe that existing cash balances, available borrowing capacity under the Revolving Credit Facility, and operating cash flows will provide sufficient resources to fund our obligations and anticipated liquidity requirements over the next 12 months. We expect to utilize free cash flow and cash on hand as funding sources, as well as potentially engage in future refinancing transactions to further extend the maturities of our debt obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, dependent on a successful closing of the asset sales and  market conditions and other factors, we plan to utilize the proceeds from the sale of specific service areas as announced on June 30, 2021, to retire a portion of our debt. We expect to utilize the remaining proceeds from the sale to fund specific capital expenditures and execute against our broadband first strategy.

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

Historical Operating, Investing, and Financing Activities

Operating Activities

Net cash provided by operating activities increased from $127.3 million for the six months ended June 30, 2020 to $156.9 million for the six months ended June 30, 2021. The increase is primarily due to an increase in operating income as a result of higher revenue and lower operating expenses as compared to the corresponding period in 2020.

Investing Activities

Net cash used in investing activities decreased from $115.9 million for the six months ended June 30, 2020 to $114.6 million for the six months ended June 30, 2021. The decrease is attributable to an increase in cash provided by other investing activities, partially offset by a slight increase in capital expenditures.

We have ongoing capital expenditure requirements related to the maintenance, expansion and technological upgrades of our network. Capital expenditures are funded primarily through a combination of cash on hand and cash flow from operations. Our capital expenditures were $115.5 million and $115.2 million for the six months ended June 30, 2021 and 2020, respectively. The $0.3 million increase from the six months ended June 30, 2020 to the six months ended June 30, 2021 is primarily related to network enhancements focused on increasing bandwidth capacity, standardization and reliability to meet the needs of our customers. These increases are partially offset by decreased expenditures related to customer premise equipment (“CPE”) and edge-outs.

The following table sets forth additional information regarding our capital expenditures for the periods presented:

	Six months ended
	June 30,
	2021	2020

Capital Expenditures	(in millions)
Customer premise equipment(1)	$56.3	$70.4
Scalable infrastructure(2)	24.9	12.8
Line extensions(3)	9.8	9.2
Support capital and other(4)	24.5	22.8
Total	$115.5	$115.2
Capital expenditures included in total related to:
Edge-outs(5)	$3.0	$4.7
Business services(6)	$9.6	$9.4
(1)	Customer premise equipment (“CPE”) includes equipment and installation costs incurred to deliver services to residential and business services customers. CPE includes the costs of acquiring and installing our set-top boxes and modems, as well as the cost of customer connections to our network.
(2)	Scalable infrastructure includes costs, not directly related to customer acquisition activity, to support new customer growth and provide service enhancements (e.g., headend equipment).
(3)	Line extensions include costs associated with new home development within our footprint and edge-outs (e.g., fiber / coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(4)	Support capital and other includes costs to modify or replace existing HFC network, including enhancements, and all other costs to support day-to-day operations, including land, buildings, vehicles, office equipment, tools and test equipment.
(5)	Edge-outs represent costs to extend our network into new adjacent service areas, including the associated CPE.
(6)	Business services represent costs associated with the build-out of our network to support business services customers, including the associated CPE.

Financing Activities

The change from net cash provided by financing activities of $7.2 million for the six months ended June 30, 2020 to net cash used in financing activites of $31.4 million for the six months ended June 30, 2021, is primarily due to an increase in net repayments of $32.2 million and an increase of $6.4 million in share purchases during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of June 30, 2021, borrowings under our Term B Loans and Revolving Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate (which is subject to a minimum rate of 1.00% for Term B Loans) or an ABR (which is subject to a minimum rate of 1.00% for Term B Loans), plus the applicable margin. The applicable margins for the Term B Loans are 3.25% for adjusted LIBOR loans and 2.25% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility is 3.00% for adjusted LIBOR loans and 2.00% for ABR loans. As of June 30, 2021, 100% of our Senior Secured Credit Facility is variable rate debt. A hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of June 30, 2021) would result in an annual interest expense change of up to approximately $22.3 million on our Senior Secured Credit Facility.

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

Our management, with the participation of the Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2021. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the second quarter of 2021.

PART II

Item 1. Legal Proceedings

Refer to Note 12 – Commitments and Contingencies for a discussion of the Company’s legal proceedings.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2020 includes “Risk Factors” under Item 1A of Part 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table presents WOW’s purchases of equity securities completed during the second quarter of 2021 (dollars in millions, except per share amounts):

				Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet be
	Number of Shares	Average Price	Purchased as Part of Publicly	Purchased Under the Plans
Period	Purchased (1)	Paid per Share	Announced Plans or Programs	or Programs
April 1 - 30, 2021	11,116	$14.02	—	$—
May 1 - 31, 2021	4,038	$14.39	—	$—
June 1 - 30, 2021	25,319	$20.68	—	$—
(1)	Shares represent shares withheld from employees for the payment of taxes upon the vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Atlantic Purchase Agreement, dated June 30, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38101) filed on July 1, 2021)
10.2	Astound Purchase Agreement, dated June 30, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38101) filed on July 1, 2021)
31.1*	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from WideOpenWest, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021, filed with the Securities and Exchange Commission on August 5, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the unaudited Condensed Consolidated Balance Sheets; (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit; (v) the unaudited Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the unaudited Condensed Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST, INC.

August 5, 2021	By:	/s/ TERESA ELDER
Teresa Elder
Chief Executive Officer

	By:	/s/ JOHN REGO
John Rego
Chief Financial Officer