Form 10-Q
period 2021-09-30
WideOpenWest, Inc.
filed 2021-11-08
CIK 1701051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of outstanding shares of the registrant’s common stock as of October 29, 2021 was 87,162,026.

WIDEOPENWEST, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2021

This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2021. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to “WOW,” “we,” “us,” “our,” or “the Company” are to WideOpenWest, Inc. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

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

ii

PART I-FINANCIAL INFORMATION

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2021	2020

	(in millions, except share data)
Assets
Current assets
Cash and cash equivalents	$59.6	$12.4
Accounts receivable—trade, net of allowance for doubtful accounts of $5.7 and $6.7, respectively	39.5	44.4
Accounts receivable—other, net	10.3	2.8
Prepaid expenses and other	28.3	16.0
Current assets held for sale	15.5	39.2
Total current assets	153.2	114.8
Right-of-use lease assets—operating	18.8	22.1
Property, plant and equipment, net	718.8	720.9
Franchise operating rights	620.2	620.1
Goodwill	225.1	225.1
Intangible assets subject to amortization, net	1.7	1.9
Other non-current assets	42.3	42.1
Non-current assets held for sale	337.1	740.0
Total assets	$2,117.2	$2,487.0
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable—trade	$49.9	$32.4
Accrued interest	2.1	4.0
Current portion of long-term lease liability—operating	6.0	5.8
Accrued liabilities and other	185.8	79.7
Current portion of long-term debt and finance lease obligations	33.9	37.5
Current portion of unearned service revenue	28.5	28.6
Current liabilities held for sale	17.5	47.9
Total current liabilities	323.7	235.9
Long-term debt and finance lease obligations, net of debt issuance costs —less current portion	1,109.9	2,228.5
Long-term lease liability—operating	14.9	19.0
Deferred income taxes, net	306.0	200.6
Other non-current liabilities	23.5	13.1
Non-current liabilities held for sale	2.0	2.3
Total liabilities	1,780.0	2,699.4
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 95,994,859 and 95,187,161 issued as of September 30, 2021 and December 31, 2020, respectively; 87,191,153 and 86,847,797 outstanding as of September 30, 2021 and December 31, 2020, respectively	1.0	1.0
Additional paid-in capital	345.0	333.8
Accumulated other comprehensive income (loss)	—	(6.5)
Accumulated income (deficit)	79.9	(460.0)
Treasury stock at cost, 8,803,706 and 8,339,364 shares as of September 30, 2021 and December 31, 2020, respectively	(88.7)	(80.7)
Total stockholders’ equity (deficit)	337.2	(212.4)
Total liabilities and stockholders’ equity (deficit)	$2,117.2	$2,487.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions, except per share data)
Revenue	$184.0	$183.1	$547.4	$543.2
Costs and expenses:
Operating (excluding depreciation and amortization)	93.4	99.7	286.9	306.6
Selling, general and administrative	44.8	40.2	132.8	125.0
Depreciation and amortization	42.3	38.2	126.0	111.5
	180.5	178.1	545.7	543.1
Income from operations	3.5	5.0	1.7	0.1
Other income (expense):
Interest expense	(22.4)	(32.2)	(82.6)	(98.1)
Gain (loss) on sale of assets, net	0.1	(0.3)	—	0.3
Other income, net	1.8	0.8	2.4	1.5
Loss from continuing operations before provision for income tax	(17.0)	(26.7)	(78.5)	(96.2)
Income tax (expense) benefit	(4.2)	6.4	12.1	21.8
Loss from continuing operations	(21.2)	(20.3)	(66.4)	(74.4)
Discontinued Operations (Note 1)
Income from discontinued operations, net of tax	539.1	29.3	606.3	85.7
Net income	$517.9	$9.0	$539.9	$11.3

Basic and diluted (loss) per common share - continuing operations
Basic	$(0.26)	$(0.28)	$(0.80)	$(0.94)
Diluted	$(0.26)	$(0.28)	$(0.80)	$(0.94)
Basic and diluted earnings per common share - discontinued operations
Basic	$6.50	$0.39	$7.34	$1.08
Diluted	$6.50	$0.39	$7.34	$1.08
Basic and diluted earnings per common share
Basic	$6.24	$0.11	$6.54	$0.14
Diluted	$6.24	$0.11	$6.54	$0.14
Weighted-average common shares outstanding
Basic	82,973,519	81,771,279	82,615,949	81,475,814
Diluted	82,973,519	81,771,279	82,615,949	81,475,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)
Net income	$517.9	$9.0	$539.9	$11.3
Unrealized gain on derivative instrument, net of tax	—	4.5	6.5	4.8
Comprehensive income	$517.9	$13.5	$546.4	$16.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

					Accumulated
		Common	Treasury	Additional	Other		Total
	Common	Stock	Stock at	Paid-in	Comprehensive	Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Income (Loss)	Income (Deficit)	Equity (Deficit)

	(in millions, except share data)
Balances at January 1, 2021	86,847,797	$1.0	$(80.7)	$333.8	$(6.5)	$(460.0)	$(212.4)
Changes in accumulated other comprehensive gain	—	—	—	—	4.3	—	4.3
Stock-based compensation	—	—	—	3.1	—	—	3.1
Issuance of restricted stock, net	666,127	—	—	—	—	—	—
Purchase of shares	(397,186)	—	(6.6)	—	—	—	(6.6)
Net income	—	—	—	—	—	9.6	9.6
Balances at March 31, 2021(1)	87,116,738	$1.0	$(87.3)	$336.9	$(2.2)	$(450.4)	$(202.0)
Changes in accumulated other comprehensive gain	—	—	—	—	2.2	—	2.2
Stock-based compensation	—	—	—	4.0	—	—	4.0
Issuance of restricted stock, net	34,929	—	—	—	—	—	—
Purchase of shares	(40,473)	—	(0.8)	—	—	—	(0.8)
Net income	—	—	—	—	—	12.4	12.4
Balances at June 30, 2021(1)	87,111,194	$1.0	$(88.1)	$340.9	$—	$(438.0)	$(184.2)
Stock-based compensation	—	—	—	4.1	—	—	4.1
Issuance of restricted stock, net	106,642	—	—	—	—	—	—
Purchase of shares	(26,683)	—	(0.6)	—	—	—	(0.6)
Net income	—	—	—	—	—	517.9	517.9
Balances at September 30, 2021(1)	87,191,153	$1.0	$(88.7)	$345.0	$—	$79.9	$337.2
(1)	Included in outstanding shares as of March 31, 2021, June 30, 2021 and September 30, 2021 are 4,423,885, 4,159,455 and 4,181,731, respectively, of non-vested shares of restricted stock awards granted to employees and directors.

					Accumulated
		Common	Treasury	Additional	Other		Total
	Common	Stock	Stock at	Paid-in	Comprehensive	Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Loss	Deficit	Deficit

	(in millions, except share data)
Balances at January 1, 2020	84,103,108	$0.9	$(79.7)	$322.8	$(15.5)	$(474.4)	$(245.9)
Changes in accumulated other comprehensive loss	—	—	—	—	(3.0)	—	(3.0)
Stock-based compensation	—	—	—	2.7	—	—	2.7
Issuance of restricted stock, net	2,858,421	—	—	—	—	—	—
Purchase of shares	(199,520)	—	(0.7)	—	—	—	(0.7)
Net income	—	—	—	—	—	0.1	0.1
Balances at March 31, 2020(1)	86,762,009	$0.9	$(80.4)	$325.5	$(18.5)	$(474.3)	$(246.8)
Changes in accumulated other comprehensive loss	—	—	—	—	3.3	—	3.3
Stock-based compensation	—	—	—	3.0	—	—	3.0
Issuance of restricted stock, net	349,673	—	—	—	—	—	—
Purchase of shares	(46,917)	—	(0.3)	—	—	—	(0.3)
Net income	—	—	—	—	—	2.2	2.2
Balances at June 30, 2020(1)	87,064,765	$0.9	$(80.7)	$328.5	$(15.2)	$(472.1)	$(238.6)
Changes in accumulated other comprehensive loss	—	—	—	—	4.5	—	4.5
Stock-based compensation	—	—	—	2.6	—	—	2.6
Issuance of restricted stock, net	(198,182)	—	—	—	—	—	—
Purchase of shares	(10,105)	—	—	—	—	—	—
Net income	—	—	—	—	—	9.0	9.0
Balances at September 30, 2020(1)	86,856,478	$0.9	$(80.7)	$331.1	$(10.7)	$(463.1)	$(222.5)
(1)

Included in outstanding shares as of March 31, 2020, June, 30, 2020 and September 30, 2020 are 5,292,277, 5,322,864 and 5,072,695, respectively, of non-vested shares of restricted stock awards granted to employees and directors.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2021	2020

	(in millions)
Cash flows from operating activities:
Net income	$539.9	$11.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167.0	170.8
Deferred income taxes	103.3	4.5
Provision for doubtful accounts	8.3	14.3
Gain on sale of Ohio markets	(689.6)	—
Gain on sale of assets, net	(0.5)	(0.4)
Amortization of debt issuance costs and discount	3.6	3.6
Non-cash compensation	11.6	8.3
Other non-cash items	(0.2)	—
Changes in operating assets and liabilities:
Receivables and other operating assets	(19.0)	(23.0)
Payables and accruals	115.1	10.7
Net cash provided by operating activities	$239.5	$200.1
Cash flows from investing activities:
Capital expenditures	$(167.4)	$(166.3)
Proceeds from sale of Ohio markets, net	1,112.5	—
Other investing activities	1.3	(0.6)
Net cash provided by (used in) investing activities	$946.4	$(166.9)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$37.0	$91.0
Payments on long-term debt and finance lease obligations	(1,167.8)	(111.3)
Purchase of shares	(7.9)	(1.0)
Net cash used in financing activities	$(1,138.7)	$(21.3)
Increase in cash and cash equivalents	47.2	11.9
Cash and cash equivalents, beginning of period	12.4	21.0
Cash and cash equivalents, end of period	$59.6	$32.9
Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$81.9	$93.4
Cash paid (received) during the periods for income taxes, net	$2.2	$(3.4)
Non-cash operating activities:
Operating lease additions	$1.0	$5.5
Non-cash financing activities:
Finance lease additions	$5.1	$13.3
Capital expenditure accounts payable and accruals	$24.7	$13.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(unaudited)

Note 1. General Information

WideOpenWest, Inc. (“WOW” or the “Company”) is a leading broadband services provider offering high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential and business customers. At September 30, 2021, the Company served customers in seventeen Midwestern and Southeastern markets in the United States, including its Midwestern broadband networks in Detroit and Lansing, Michigan; Chicago, Illinois; Evansville, Indiana and Baltimore, Maryland. The Southeastern systems are located in Augusta, Columbus, Newnan and West Point, Georgia; Charleston, South Carolina; Dothan, Auburn, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida.

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

Discontinued Operations – Sale of Service Areas

On June 30, 2021, WOW entered into an Asset Purchase Agreement with Atlantic Broadband (OH), LLC, (“Atlantic”), a U.S. cable operator and subsidiary of Cogeco Communications, Inc. and Atlantic Broadband Finance, LLC, a Delaware limitied liability company (the “Atlantic Purchase Agreement”), whereby Atlantic agreed to acquire the Company’s Cleveland and Columbus, Ohio markets for approximately $1.125 billion, subject to adjustments, including customary working capital adjustments, as specified in the Atlantic Purchase Agreement. The sale was completed on September 1, 2021. Refer to Note 5 – Asset Sales for additional information reguarding the sale.

Additionally, on June 30, 2021, WOW entered into an Asset Purchase Agreement with Radiate HoldCo, LLC, a telecommunications holding company affiliated with RCN Telecom Services LLC, Grande Communications Networks, LLC and WaveDivision Holdings, LLC (collectively, “Astound Broadband”) (the “Astound Purchase Agreement”), whereby Radiate HoldCo, LLC agreed to acquire the Company’s Chicago, Illinois, Evansville, Indiana and Baltimore, Maryland markets for approximately $661 million, subject to adjustments, including customary working capital adjustments, as specified in the Astound Purchase Agreement. The sale was completed on November 1, 2021. Refer to Note 14 – Subsequent Events for additional information regarding the sale.

The divestiture of these markets represents a strategic shift in WOW’s business as the markets represented approximately 37% of total revenue for the three and six months ended June 30, 2021 and as such were presented as discontinued operations in the Form 10-Q for the period ending June 30, 2021. The Company will continue to present these markets as discontinued operations in the condensed consolidated statements of operations and exclude from continuing operations for all periods in which such discontinued operations are presented. Results of discontinued operations include all revenues and direct expenses of these markets. General corporate overhead is not allocated to discontinued operations. The assets and liabilities associated with these markets, as specified in the asset purchase agreements, are classified as held for sale in our condensed consolidated balance sheets.

In connection with the divestiture of the Ohio markets, the Company has entered into a transition services agreement under which WOW will continue to provide certain services to Atlantic. A similar agreement commenced with Astound Broadband upon close of the Astound Purchase Agreement subsequent to the periods presented. Under the transition services agreements, the buyers may elect a variety of services, including but not limited to: information technology, network,  business support services, etc. The term of the transition services agreements are for 12 months following the closing date, with two optional three month extensions. None of the costs related to the employees, processes or systems that will be utilized to provide the services under the transition services agreements were allocated to discontinued operations.

The assets and liabilities sold under the Atlantic Purchase Agreement were written off during the third quarter in conjunction with the closing of the transaction and as such, the following table presents the aggregate amounts of the classes of assets and liabilities to be sold under the the Astound Purchase Agreement as of September 30, 2021. The amounts presented for the period ending December 31, 2020 include the assets and liabilities to be sold under the Astound Purchase Agreement and Atlantic Purchase Agreement:

	September 30,	December 31,
	2021	2020

	(in millions)
Assets
Current assets
Accounts receivable—trade, net of allowance for doubtful accounts of $1.1 and $1.8, respectively	$10.0	$25.1
Accounts receivable—other, net	—	0.9
Prepaid expenses and other	5.5	13.2
Total current assets	15.5	39.2
Right-of-use lease assets—operating	2.2	2.8
Property, plant and equipment, net	150.8	379.4
Franchise operating rights	111.2	165.4
Goodwill	68.8	183.7
Intangible assets subject to amortization, net	0.1	0.2
Other non-current assets	4.0	8.5
Total assets	$352.6	$779.2
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable—trade	$2.7	$11.4
Current portion of long-term lease liability—operating	0.4	0.7
Accrued liabilities and other	7.6	18.9
Current portion of unearned service revenue	6.8	16.9
Total current liabilities	17.5	47.9
Long-term lease liability—operating	1.6	2.3
Other non-current liabilities	0.4	—
Total liabilities	$19.5	$50.2

The following table presents information regarding certain components of income from discontinued operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021 (1)	2020	2021 (1)	2020

	(in millions)
Revenue	$83.7	$105.6	$293.9	$312.0
Costs and expenses:
Operating (excluding depreciation and amortization)	28.9	40.3	106.1	127.7
Selling, general and administrative	5.2	5.6	10.7	11.5
Depreciation and amortization	—	20.0	41.0	59.3
	34.1	65.9	157.8	198.5
Income from operations	49.6	39.7	136.1	113.5
Other income (expense):
Interest income (expense)	—	—	0.4	—
Gain on sale of assets, net	689.9	—	690.1	0.1
Other income, net	—	—	0.1	0.1
Income from discontinued operations before provision for income tax	739.5	39.7	826.7	113.7
Income tax expense	(200.4)	(10.4)	(220.4)	(28.0)
Income from discontinued operations	$539.1	$29.3	$606.3	$85.7
(1)	Includes activity for the Cleveland and Columbus, Ohio markets through September 1, 2021.

The following table presents revenue by service offering from discontinued operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021 (1)	2020	2021 (1)	2020

	(in millions)
Residential subscription
HSD	$41.4	$46.8	$143.5	$136.3
Video	27.1	40.0	98.6	119.6
Telephony	3.0	4.2	10.9	12.8
Total Residential subscription	$71.5	$91.0	$253.0	$268.7
Business subscription
HSD	$5.0	$5.7	$16.7	$16.8
Video	0.7	0.9	2.5	2.7
Telephony	2.3	2.9	7.9	8.9
Total business subscription	$8.0	$9.5	$27.1	$28.4
Total subscription services revenue	79.5	100.5	280.1	297.1
Other business services revenue	0.6	0.5	1.6	1.5
Other revenue	3.6	4.6	12.2	13.4
Total revenue	$83.7	$105.6	$293.9	$312.0
(1)	Includes the activity for the Cleveland and Columbus, Ohio markets through September 1, 2021.

The following table presents specified items of cash flow and significant non-cash items of discontinued operations for the nine months ended:

	September 30,	September 30,
	2021 (1)	2020

	(in millions)
Specified items of cash flow:
Capital expenditures	$41.2	$44.9

Non-cash operating activities:
Operating lease additions	$—	$0.6
Non-cash investing activities:
Capital expenditure accounts payable and accruals	$2.3	$1.9
(1)	Includes the activity for the Cleveland and Columbus, Ohio markets through September 1, 2021.

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

Note 3. Revenue from Contracts with Customers

Revenue by Service Offering

The following table presents revenue by service offering:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)
Residential subscription
HSD	$85.6	$74.0	$246.6	$215.7
Video	50.0	60.1	156.1	179.0
Telephony	7.0	8.5	21.9	27.4
Total Residential subscription	$142.6	$142.6	$424.6	$422.1
Business subscription
HSD	$17.7	$16.1	$52.0	$47.7
Video	2.8	2.9	8.4	8.5
Telephony	7.2	7.4	21.9	22.6
Total business subscription	$27.7	$26.4	$82.3	$78.8
Total subscription services revenue	170.3	169.0	506.9	500.9
Other business services revenue(1)	5.6	5.8	16.9	17.7
Other revenue	8.1	8.3	23.6	24.6
Total revenue	$184.0	$183.1	$547.4	$543.2
(1)	Includes wholesale and colocation lease revenue of $4.8 million and $4.9 million for the three months ended September 30, 2021 and 2020, respectively, and $14.6 million for both the nine months ended September 30, 2021 and 2020.

Costs of Obtaining Contracts with Customers

The following table summarizes the activity of costs of obtaining contracts with customers:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)
Balance at beginning of period (1)	$35.4	$26.2	$31.8	$20.9
Deferral	4.3	3.5	12.2	11.7
Amortization	(2.7)	(1.7)	(7.0)	(4.6)
Balance at end of period	$37.0	$28.0	$37.0	$28.0
(1)	Includes adjustment for portion attributable to disposed service areas.

The following table presents the current and non-current portion of costs of obtaining contracts with customers as of the end of the corresponding periods:

	September 30, 2021	December 31, 2020

	(in millions)
Current costs of obtaining contracts with customers	$8.2	$3.6
Non-current costs of obtaining contracts with customers	28.8	28.2
Total costs of obtaining contracts with customers	$37.0	$31.8

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

Contract Liabilities

The following table summarizes the activity of current and non-current contract liabilities:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)
Balance at beginning of period	$3.3	$2.7	$2.9	$2.8
Deferral	3.3	2.2	9.1	6.3
Revenue recognized	(3.2)	(2.2)	(8.6)	(6.4)
Balance at end of period	$3.4	$2.7	$3.4	$2.7

The following table presents the current and non-current portion of contract liabilities as of the end of the corresponding periods:

	September 30, 2021	December 31, 2020

	(in millions)
Current contract liabilities	$2.9	$2.4
Non-current contract liabilities	0.5	0.5
Total contract liabilities	$3.4	$2.9

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

A summary of expected business subscription and other business services revenue to be recognized in future periods related to performance obligations which have not been satisfied or are partially unsatisfied as of September 30, 2021 is set forth in the table below:

	2021	2022	2023	Thereafter	Total

	(in millions)
Subscription services	$12.6	$31.1	$14.7	$6.7	$65.1
Other business services	0.8	2.6	1.2	0.3	4.9
Total expected revenue	$13.4	$33.7	$15.9	$7.0	$70.0

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

The following table presents the change in the allowance for doubtful accounts for trade accounts receivable:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)
Balance at beginning of period	$5.2	$6.2	$6.9	$6.4
Provision charged to expense	2.1	2.1	5.7	8.9
Accounts written off, net of recoveries	(1.6)	(2.0)	(6.9)	(9.0)
Balance at end of period	$5.7	$6.3	$5.7	$6.3

The Company established an allowance for doubtful accounts for non-trade accounts receivable of $0.8 million as of September 30, 2020 that is presented within accounts receivable—other in the Company’s unaudited condensed consolidated balance sheet. The Company did not have such an allowance as of September 30, 2021.

Note 4. Property, Plant and Equipment, Net

Property, plant and equipment consists of the following:

	September 30,	December 31,
	2021	2020

	(in millions)
Distribution facilities	$1,216.2	$1,148.8
Customer premise equipment	264.0	266.2
Head-end equipment	220.0	209.5
Telephony infrastructure	52.3	52.5
Computer equipment and software	119.4	102.5
Vehicles	23.1	22.7
Buildings and leasehold improvements	32.0	31.0
Office and technical equipment	18.7	18.7
Land	4.4	4.4
Construction in progress (including material inventory and other)	38.1	32.8
Total property, plant and equipment	1,988.2	1,889.1
Less accumulated depreciation	(1,269.4)	(1,168.2)
	$718.8	$720.9

Depreciation expense for the three months ended September 30, 2021 and 2020 was $42.2 million and $38.0 million, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $125.7 million and $110.7 million, respectively.

Note 5. Asset Sales

Sale of Ohio Service Areas

On June 30, 2021, the Company entered into an Asset Purchase Agreement with Atlantic, whereby Atlantic agreed to acquire the Company’s Cleveland and Columbus, Ohio markets for approximately $1.125 billion. Refer to Note 1 – General Information for a discussion of the Company’s discontinued operations.

The transaction closed on September 1, 2021, as a result of which the Company received net proceeds of $1.1 billion and recorded a gain of $689.6 million. The gain is reported within discontinued operations in the condensed consolidated statement of operations for the period ending September 30, 2021.

As of September 30, 2021, the Company has utilized the net proceeds from the sale to repay approximately $1,087.0 million of its Term B loans and $9.3 million to buyout specific finance lease agreements.

In connection with the closing of the Atlantic Purchase Agreement, the Company and Atlantic entered into a one year Transition Services Agreement (“TSA”) in which the Company will provide certain transition services to Atlantic. The services to be provided under the TSA relate primarily to information technology, network, sales and business support services.

Note 6. Accrued Liabilities and Other

Accrued liabilities and other consists of the following:

	September 30,	December 31,
	2021	2020

	(in millions)
Property, income, sales and use taxes(1)	$96.2	$5.6
Payroll and employee benefits	32.1	28.0
Programming costs	19.8	19.7
Customer cash collections (Atlantic TSA agreement)	19.7	—
Other accrued liabilities	9.0	8.2
Franchise and revenue sharing fees	7.3	7.1
Utility pole costs	1.7	1.7
Interest rate swaps	—	9.4
	$185.8	$79.7
(1)	Includes the current income tax payable associated with the sale of the Cleveland and Columbus, Ohio markets.

Note 7. Long-Term Debt and Finance Leases

The following table summarizes the Company’s long-term debt and finance leases:

				December 31,
	September 30, 2021			2020
	Available
	borrowing	Effective	Outstanding	Outstanding
	capacity	interest rate(1)	balance	balance

	(in millions)
Long-term debt:
Term B Loans, net(2)	$—	4.25%	$1,103.1	$2,199.9
Revolving Credit Facility(3)	270.7	3.08%	24.0	38.0
Total long-term debt	$270.7		1,127.1	2,237.9
Other Financing			0.5	0.8
Finance lease obligations			19.9	32.9
Total long-term debt, finance lease obligations and other			1,147.5	2,271.6
Debt issuance costs, net(4)			(3.7)	(5.6)
Sub-total			1,143.8	2,266.0
Less current portion			(33.9)	(37.5)
Long-term portion			$1,109.9	$2,228.5
(1)	Represents the effective interest rate in effect for all borrowings outstanding as of September 30, 2021 pursuant to each debt instrument including the applicable margin.
(2)	At September 30, 2021 and December 31, 2020 includes $4.4 million and $6.1 million of net discounts, respectively.
(3)	Available borrowing capacity at September 30, 2021 represents $300.0 million of total availability less borrowing of $24.0 million on the Revolving Credit Facility and outstanding letters of credit of $5.3 million. Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company.
(4)	At September 30, 2021 and December 31, 2020, debt issuance costs include $3.2 million and $4.4 million related to Term B Loans and $0.5 million and $1.2 million related to the Revolving Credit Facility, respectively.

The Company’s Term B Loans will mature on August 19, 2023 and bear interest, at the Company’s option, at a rate equal to ABR plus 2.25% or LIBOR plus 3.25%. Borrowings under the revolving credit facility will mature on May 31, 2022 and bear interest, at the Company's option, at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%. As of September 30, 2021, the Company was in compliance with all debt covenants.

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

The following table presents restricted stock activity during the nine months ended September 30, 2021:

Number of
Unvested
Restricted Stock
Shares
Outstanding, beginning of period	4,990,971
Granted	1,083,963
Vested	(1,616,938)
Forfeited	(276,265)
Outstanding, end of period(1)	4,181,731
(1)	The total outstanding unvested shares of restricted stock awards granted to employees and directors are included in total outstanding shares as of September 30, 2021.

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

The Company recorded $4.5 million and $2.6 million for the three months ended September 30, 2021 and 2020, respectively, and recorded $11.6 million and $8.3 million for the nine months ended September 30, 2021 and 2020, respectively, of non-cash stock-based compensation expense which is reflected in selling, general and administrative expense in the Company’s unaudited condensed consolidated statements of operations.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions, except share data)
Loss from continuing operations	$(21.2)	$(20.3)	$(66.4)	$(74.4)

Income from discontinued operations	$539.1	$29.3	$606.3	$85.7

Net income	$517.9	$9.0	$539.9	$11.3

Basic weighted-average shares	82,973,519	81,771,279	82,615,949	81,475,814
Effect of dilutive securities:
Restricted stock awards	—	—	—	—
Diluted weighted-average shares	82,973,519	81,771,279	82,615,949	81,475,814

Basic and diluted (loss) per common share - continuing operations
Basic	$(0.26)	$(0.28)	$(0.80)	$(0.94)
Diluted	$(0.26)	$(0.28)	$(0.80)	$(0.94)

Basic and diluted earnings per common share - discontinued operations
Basic	$6.50	$0.39	$7.34	$1.08
Diluted	$6.50	$0.39	$7.34	$1.08

Basic and diluted earnings per common share
Basic	$6.24	$0.11	$6.54	$0.14
Diluted	$6.24	$0.11	$6.54	$0.14

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

The Company’s derivative instrument expired in May 2021; however, prior to expiration the derivative instrument was accounted for at fair value on a recurring basis and classified within Level 2 of the valuation hierarchy and was valued at $9.4 million at December 31, 2020. The fair value of the derivative instrument was measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curves as of the measurement date. The present value calculation utilized discount rates that were adjusted to reflect the credit quality of the Company and its counterparties.

The estimated fair value of the Company’s long-term debt is based on dealer quotes considering current market rates for the Company’s credit facility and is classified as Level 2. The inputs used to determine the fair value of the Company’s aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets. The fair value of the Company’s long-term debt was valued at $1,111.0 million and $2,203.1 million as of September 30, 2021 and December 31, 2020, respectively. Long-term debt fair value does not include debt issuance costs and discounts.

There were no transfers in or out of Level 1, 2 or 3 during the periods ended September 30, 2021 and December 31,  2020.

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

The Company’s exposure to interest rate risk results primarily from its variable rate borrowings. On May 9, 2018, the Company entered into variable to fixed interest rate swap agreements for a notional amount of $1,361.2 million to hedge a portion of the outstanding principal balance of its variable rate term loan debt. The Company’s outstanding derivatives had a notional amount of $1,323.5 million and the fair value was presented within accured liabilities and other of $9.4 million within the unaudited condensed consolidated balance sheet as of December 31, 2020. The Company did not have such amounts as of September 30, 2021 as the interest rate swap contracts expired in May of 2021.

Gains (losses) on derivatives designated as cash flow hedges included in the unaudited condensed consolidated statements of comprehensive income (loss) are shown in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Interest rate swap contracts(1)	(in millions)
Gain recorded in AOCL on derivatives, before tax	$—	$5.7	$8.5	$6.1
Tax impact	—	(1.2)	(2.0)	(1.3)
Gain recorded in AOCL on derivatives, net	—	4.5	6.5	4.8
(1)	Gains (losses) on derivatives reclassified from AOCL into income are included in “Interest expense” in the unaudited condensed consolidated statements of operations, the same line item as the earnings effect of the hedged item. Losses recognized for the three and nine months ended September 30, 2021 total nil and $9.5 million, respectively.

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

The Company reported income tax expense of $204.6 million and $4.0 million for the three months ended September 30, 2021 and 2020, respectively and $208.3 million and $6.2 million for the nine months ended September 30, 2021 and 2020, respectively. As a result of the closure of the sale of the Company’s Cleveland and Columbus, Ohio markets to Atlantic on September 1, 2021, the Company recognized certain deferred tax liabilities associated with fixed assets and intangibles of the sold markets, with an offsetting realization of deferred tax assets of net operating losses and research and development credits to reduce the tax effect of the transaction.

The effective income tax rate increase from the three months ended June 30, 2021 was primarily driven by the expensing of goodwill attributed to the sold markets, where there was no corresponding tax basis, and state tax expense and state deferred rate remeasurement related to the sale. The effective tax rate decrease from the three months ended September 30, 2020 was primarily related to an increase in income before tax resulting from the sale.

As a result of utilizing available net operating losses and research and development credits to offset the tax effect of the sale, the Company has reclassed uncertain tax positions that had previously been offset by these deferred tax assets to the long-term income tax payable account.

Note 13. Commitments and Contingencies

IPO Shareholder Class Action.  Beginning in June 2018, four different plaintiffs’ firms filed five separate class-action lawsuits against WOW, certain individual defendants, and the private equity sponsors and underwriters of the May 2017 initial public offering.  The actions allege violations of Sections 11, 12, and 15 of the 1933 Securities Act.  The three actions filed in New York have been consolidated as Kirkland. et al. v. WideOpenWest, Inc., et al., 653248/2018.  The other two actions, which were filed in Colorado state court, have been stayed by agreement until final resolution of the Kirkland action.  The Plaintiffs in Kirkland allege that Defendants made or caused misstatements to be made in the Registration Statement and Prospectus (“Offering Materials”) issued in connection with the IPO. On January 17, 2019, Defendants filed an omnibus motion to dismiss all claims for failure to state causes of action which the court denied in part and granted in part on May 18, 2020, with the Company thereafter appealing those claims not dismissed. Prior to an anticipated trial in 2022 or 2023, the parties undertook mediation on November 6, 2020 which, in turn, resulted in a soon-to-be-filed Stipulation of Settlement with the court.  Upon approval of the Court to the Stipulation of Settlement (which is expected in January of 2022), the Company will be dismissed entirely without any admission of wrongdoing in exchange for a payment of substantially less than that sought by plaintiffs, with the funding of such payment to be provided substantially from the Company’s primary D&O carrier.

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

Note 14. Subsequent Events

On June 30, 2021, the Company entered into an Asset Purchase Agreement with Astound Broadband, whereby Astound Broadband agreed to acquire the Company’s Chicago, Illinois, Evansville, Indiana and Baltimore, Maryland markets for approximately $661 million. Refer to Note 1 – General Information for a discussion of the Company’s discontinued operations. The transaction closed on November 1, 2021, and as a result of which the Company received net proceeds of $653.5 million. The Company utilized approximately $397.0 million of net proceeds to repay its long-term debt.

In connection with the closing of the Astound Purchase Agreement, the Company and Astound Broadband entered into a one year Transition Services Agreement (“Astound TSA”) in which the Company will provide certain transition services to Astound Broadband. The services to be provided under the Astound TSA relate primarily to information technology, network, sales and business support services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading broadband services provider offering high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential customers and offer a full range of products and services to business customers. Our services are delivered across 14 markets via our advanced hybrid fiber-coax network. Our footprint covers certain suburban areas within the states of Alabama, Florida, Georgia, Michigan, South Carolina and Tennessee. At September 30, 2021, our continuing broadband networks passed 1.9 million homes and businesses and served approximately 531,600 customers.

Our core strategy is to provide outstanding service at affordable prices. We execute this strategy by managing our operations to focus on the customer and our network. We believe that the customer experience should be reliable, easy and pleasantly surprising, every time. To achieve this customer experience, we operate one of the most technically advanced and uniform networks in the industry with approximately 96% of our network at 750 MHz or greater capacity. On September 1, 2021, we completed the sale of our Cleveland and Columbus, Ohio markets and on November 1, 2021, we completed the sale of our Chicago, Illinois, Evansville, Indiana and Baltimore, Maryland markets. We believe the divestitures will strengthen our financial position and help accelerate our broadband first strategy, which includes additional investments in edge-outs, greenfield strategies and commercial services.

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

During the third quarter of 2021, the trends the Company experienced during the first half of the year continued with HSD only new connections consistent with the prior four quarters at approximately 87% of total new connections and demand for higher internet speeds with 87% of new HSD only connections purchasing 200MB or higher speeds during the third quarter of 2021, representing an approximate 8% increase from the third quarter of 2020.

In order to support these trends, we are managing network bandwidth to meet the needs of our customers and expect to meet capacity demands as network traffic continues to increase. To meet this objective, we continue to invest in our network to ensure speed and reliability, and obtain a better understanding of how customers utilize our network. Through this understanding, we can make certain capacity improvements and enhance the network to improve the customer experience; as well as introduce more self-help and self-care options to increase flexibility and choice for our customers.

We continue to monitor the impact of the global health crisis related to the outbreak of coronavirus, or COVID-19, on our business. The primary impact to the Company was its election to participate in several initiatives focused on keeping customers impacted by COVID-19 connected to services. These initiatives include the Federal Communications Commission (“FCC”) Keep Americans Connected Pledge, which expired on June 30, 2020, and the America’s Communications Association (“ACA”) Connects “K-12 Bridge to Broadband” program to help school districts and states provide internet access for students in low-income households. The Company is currently participating in the FCC’s Emergency Broadband Benefit (“EBB”) Program as outlined under the Consolidated Appropriations Act of 2021. Under this program, eligible households may apply for a discount of up to $50 per month towards broadband service. As of September 30, 2021, the Company had approximately 11,000 customers enrolled under the EBB program.

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

Key Transactions Impacting Operating Results and Financial Condition

Sale of Service Areas

On June 30, 2021, we entered into an Asset Purchase Agreement with Atlantic Broadband (OH), LLC, (“Atlantic”), a U.S. cable operator and subsidiary of Cogeco Communications, Inc. and Atlantic Broadband Finance, LLC, a Delaware limitied liability company (the “Atlantic Purchase Agreement”), whereby Atlantic agreed to acquire the Company’s Cleveland and Columbus, Ohio service areas for approximately $1.125 billion, subject to adjustments, including customary working capital adjustments, as specified in the Atlantic Purchase Agreement.

On September 1, 2021, we completed the sale for the Ohio service areas receiving approximately $1.1 billion in net proceeds and recorded a gain on sale of $689.6 million for the three and nine months ended September 30, 2021. We utilized the net proceeds from the sale to repay a significant portion of our Term B loans and certain finance lease agreements. In conjunction with the closing of the Atlantic Purchase Agreement, we entered into a Transition Services Agreement with Atlantic to support post-transaction continutity of service during the transition period.

Additionally, on June 30, 2021, we entered into an Asset Purchase Agreement with Radiate HoldCo, LLC, a telecommunications holding company affiliated with RCN Telecom Services LLC, Grande Communications Networks, LLC and WaveDivision Holdings, LLC (collectively, “Astound Broadband”) (the “Astound Purchase Agreement”), whereby Radiate HoldCo, LLC agreed to acquire the Company’s Chicago, Illinois, Evansville, Indiana and Baltimore, Maryland markets for approximately $661 million, subject to adjustments, including customary working capital adjustments, as specified in the Astound Purchase Agreement. The sale was completed on November 1, 2021.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K. There have been no material changes from the critical policies described in our Form 10-K.

Homes Passed and Subscribers

We report homes passed as the number of serviceable addresses, such as single residence homes, apartments and condominium units, and businesses passed by our broadband network and listed in our database. We report total subscribers as the number of subscribers who receive at least one of our HSD, Video or Telephony services, without regard to which or how many services they subscribe. We define each of the individual HSD subscribers, Video subscribers and Telephony subscribers as a revenue generating unit (“RGU”). The following table summarizes homes passed, total subscribers and total RGUs for our services as of each respective date and represents subscribers associated with the Company’s continuing operations:

	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
	2020	2020 (1)	2021	2021	2021
Homes passed	1,852,500	1,871,800	1,873,900	1,877,300	1,880,900
Total subscribers	524,800	522,900	528,000	530,500	531,600
HSD RGUs	496,600	498,800	504,900	507,900	509,500
Video RGUs	203,500	189,400	178,800	169,300	158,600
Telephony RGUs	113,900	110,400	108,000	105,600	102,400
Total RGUs	814,000	798,600	791,700	782,800	770,500
(1)	The Company combined certain billing systems during the second quarter of 2021, which standardized the statistical reporting of key metrics. The standardized reporting led to the following increases (decreases) at December 31, 2020: Homes passed 15,400, Total subscribers (4,200), HSD RGUs (700), Video RGUs (1,800), Telephony RGUs (600), and Total RGUs (3,100).

The following table displays the homes passed and subscribers related to the Company’s edge-out activities:

	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
	2020	2020	2021	2021	2021
Homes passed	74,700	76,100	76,500	77,400	78,000
Total subscribers	17,600	18,000	18,400	18,600	19,000
HSD RGUs	17,500	17,900	18,300	18,500	18,900
Video RGUs	6,800	7,200	7,100	6,900	6,900
Telephony RGUs	2,800	2,900	2,900	2,800	2,800
Total RGUs	27,100	28,000	28,300	28,200	28,600

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

Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services were 94% and 93% of total revenue for the nine months ended September 30, 2021 and 2020. The remaining percentage of non-subscription revenue is derived primarily from other business services, line assurance warranty services and advertising placement.

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

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three months ended			Three months ended
	September 30, 2021			September 30, 2020
	Continuing	Discontinued	Total	Continuing	Discontinued	Total

	(in millions)
Revenue	$184.0	$83.7	$267.7	$183.1	$105.6	$288.7
Costs and expenses:
Operating (excluding depreciation and amortization)	93.4	28.9	122.3	99.7	40.3	140.0
Selling, general and administrative	44.8	5.2	50.0	40.2	5.6	45.8
Depreciation and amortization	42.3	—	42.3	38.2	20.0	58.2
	180.5	34.1	214.6	178.1	65.9	244.0
Income from operations	3.5	49.6	53.1	5.0	39.7	44.7
Other income (expense):
Interest (expense) income	(22.4)	—	(22.4)	(32.2)	—	(32.2)
Gain (loss) on sale of assets, net	0.1	689.9	690.0	(0.3)	—	(0.3)
Other income, net	1.8	—	1.8	0.8	—	0.8
(Loss) income before provision for income tax	(17.0)	739.5	722.5	(26.7)	39.7	13.0
Income tax benefit (expense)	(4.2)	(200.4)	(204.6)	6.4	(10.4)	(4.0)
Net (loss) income	$(21.2)	$539.1	$517.9	$(20.3)	$29.3	$9.0

The following table summarizes our results of operations for the periods presented:

	Nine months ended			Nine months ended
	September 30, 2021			September 30, 2020
	Continuing	Discontinued	Total	Continuing	Discontinued	Total

	(in millions)
Revenue	$547.4	$293.9	$841.3	$543.2	$312.0	$855.2
Costs and expenses:
Operating (excluding depreciation and amortization)	286.9	106.1	393.0	306.6	127.7	434.3
Selling, general and administrative	132.8	10.7	143.5	125.0	11.5	136.5
Depreciation and amortization	126.0	41.0	167.0	111.5	59.3	170.8
	545.7	157.8	703.5	543.1	198.5	741.6
Income from operations	1.7	136.1	137.8	0.1	113.5	113.6
Other income (expense):
Interest (expense) income	(82.6)	0.4	(82.2)	(98.1)	—	(98.1)
Gain (loss) on sale of assets, net	—	690.1	690.1	0.3	0.1	0.4
Other income, net	2.4	0.1	2.5	1.5	0.1	1.6
(Loss) income before provision for income tax	(78.5)	826.7	748.2	(96.2)	113.7	17.5
Income tax benefit (expense)	12.1	(220.4)	(208.3)	21.8	(28.0)	(6.2)
Net (loss) income	$(66.4)	$606.3	$539.9	$(74.4)	$85.7	$11.3

Revenue

Total revenue for the three months ended September 30, 2021 decreased $21.0 million, or 7%, as compared to the corresponding period in 2020 as follows:

	Three months ended			Three months ended
	September 30, 2021			September 30, 2020
	Continuing	Discontinued	Total	Continuing	Discontinued	Total

	(in millions)
Residential subscription	$142.6	$71.5	$214.1	$142.6	$91.0	$233.6
Business services subscription	27.7	8.0	35.7	26.4	9.5	35.9
Total subscription	170.3	79.5	249.8	169.0	100.5	269.5
Other business services	5.6	0.6	6.2	5.8	0.5	6.3
Other	8.1	3.6	11.7	8.3	4.6	12.9
	$184.0	$83.7	$267.7	$183.1	$105.6	$288.7

Total revenue for the nine months ended September 30, 2021 decreased $13.9 million, or 2%, as compared to the corresponding period in 2020 as follows:

	Nine months ended			Nine months ended
	September 30, 2021			September 30, 2020
	Continuing	Discontinued	Total	Continuing	Discontinued	Total

	(in millions)
Residential subscription	$424.6	$253.0	$677.6	$422.1	$268.7	$690.8
Business services subscription	82.3	27.1	109.4	78.8	28.4	107.2
Total subscription	506.9	280.1	787.0	500.9	297.1	798.0
Other business services	16.9	1.6	18.5	17.7	1.5	19.2
Other	23.6	12.2	35.8	24.6	13.4	38.0
	$547.4	$293.9	$841.3	$543.2	$312.0	$855.2

Continuing Operations

Total revenue from continuing operations increased $0.9 million and $4.2 million, or 1%, during the three and nine months ended September 30, 2021, as compared to the corresponding periods in 2020.

Subscription Revenue

Total subscription revenue from continuing operations increased $1.3 million, or 1%, and $6.0 million, or 1%, during the three and nine months ended September 30, 2021, as compared to the corresponding periods in 2020. The increases were driven by a $15.2 million and $45.4 million increase in average revenue per unit (“ARPU”), respectively, as HSD customers continue to purchase higher speed tiers; coupled with HSD and Video rate increases issued in 2021 and a $2.3 million and $8.5 million increase in volume, respectively, attributable exclusively to the addition of HSD subscribers. These increases were partially offset by a $16.2 million and $47.9 million shift in the service offering mix, respectively, as we continue to experience a reduction in Video and Telephony RGUs. ARPU is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period.

Other Business Services

Other business services revenue from continuing operations decreased $0.2 million, or 3%, and $0.8 million, or 5%, during the three and nine months ended September 30, 2021, as compared to the corresponding periods in 2020. The decreases in each period were primarily due to decreases in data center revenue.

Other

Other revenue from continuing operations decreased $0.2 million, or 2%, and $1.0 million, or 4%, during the three and nine months ended September 30, 2021, as compared to the corresponding period in 2020. The decreases were primarily due to decreases in line assurance revenue and service call fee revenue, partially offset by a slight increase in advertising revenue.

Operating expenses (excluding depreciation and amortization)

Operating expenses (excluding depreciation and amortization) from continuing operations decreased $6.3 million, or 6%, and $19.7 million, or 6%, during the three and nine months ended September 30, 2021, as compared to the corresponding periods in 2020. The decreases were primarily driven by decreases in direct operating expenses, partially offset by decreases in capital eligible expenses and increases in third-party service provider expense.

Additionally we recorded additional bad debt expense of $3.7 million from continuing operations during the nine months ended September 30, 2020, related to trade accounts receivable and non-trade accounts receivable as a result of uncertainties around the economic positions of our customers impacted by the global health crisis. We did not incur such expense for the three and nine months ended September 30, 2021.

Incremental contribution

Incremental contribution is defined as subscription services revenue less costs directly incurred from third parties in connection with the provision of such services to our customers (service direct expense). Incremental contribution from continuing operations increased $10.1 million, or 9%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and $27.2 million, or 8%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

The increases are primarily related to the decrease in programming expense. Programming expense decreased from $50.6 million for the three months ended September 30, 2020 to $42.3 million for the three months ended September 30, 2021 and $158.2 million for the nine months ended September 30, 2020 to $137.4 million for the nine months ended September 30, 2021, which is attributable to the decline in Video RGUs.

Selling, general and administrative expenses

Selling, general and administrative expenses from continuing operations increased $4.6 million, or 11%, and $7.8 million, or 6% during the three and nine months ended September 30, 2021, respectively, compared to the corresponding periods in 2020. The increases are primarily attributable to increases in marketing, compensation (including stock compensation), professional service and legal expenses, partially offset by decreases in costs associated with digital transformation initiatives.

Depreciation and amortization expenses

Depreciation and amortization expenses from continuing operations increased $4.1 million, or 11%, and $14.5 million, or 13%, during the three and nine months ended September 30, 2021, respectively, compared to the corresponding periods in 2020. The increases are primarily attributable to the timing of assets placed in service and increases in equipment and vehicle finance lease activity.

Interest expense

Interest expense decreased $9.8 million, or 30%, and $15.5 million, or 16%, during the three and nine months ended September 30, 2021, respectively, compared to the corresponding periods in 2020. The decreases are primarily due to the expiration of the interest rate swap agreement in May 2021 and repayment of approximately $1.1 billion of our long-term debt in September 2021.

Other income

Other income increased $1.0 million and $0.9 million during the three and nine months ended September 30, 2021, respectively, compared to the corresponding periods in 2020. The increases are primarily related to WOW entering into a Transition Services Agreement with Atlantic on September 1, 2021 to support post-transaction continuity of service during a transition period.

Discontinued Operations

On September 1, 2021, we sold our Cleveland and Columbus, Ohio markets to Atlantic for approximately $1.125 billion, subject to adjustments, including customary working capital adjustments, as specified in the Atlantic Purchase Agreement. For the three and nine months ended September 30, 2021, we recognized a gain on sale of $689.6 million resulting from the sale of our Cleveland and Columbus, Ohio markets.

Revenue from discontinued operations decreased $21.9 million, or 21%, and $18.1 million, or 6%, during the three and nine months ended September 30, 2021, respectively, compared to the corresponding periods in 2020. The decreases are primarily due to the completion of the sale of the Cleveland and Columbus, Ohio markets on September 1, 2021.

Operating expense for discontinued operations (excluding depreciation and amortization) decreased $11.4 million, or 28%, and $21.6 million, or 17%, during the three and nine months ended September 30, 2021, respectively, compared to the corresponding periods in 2020. The decreases are primarily due to the completion of the sale of the Cleveland and Columbus, Ohio markets on September 1, 2021, and the decrease in programming expense of $11.2 million and $20.4 million over the corresponding periods, respectively.

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

Income Tax Expense

We reported income tax expense of $204.6 million and $4.0 million for the three months ended September 30, 2021 and 2020, respectively, and income tax expense of $208.3 million and $6.2 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in income tax expense for both periods is primarily related to an increase in income before tax resulting from the sale when compared to the corresponding periods in 2020.

Use of Incremental Contribution

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

Incremental contribution is not made in accordance with GAAP and our use of the term incremental contribution varies from others in our industry. Incremental contribution should be considered in addition to, not as a substitute for, consolidated net income (loss) and operating income (loss) or any other performance measures derived in accordance with GAAP as measures of operating performance or operating cash flows, or as measures of liquidity. Incremental contribution has important limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP as it does not identify or allocate any other operating costs and expenses that are components of our income from operations to specific subscription revenues as we do not measure or record such costs and expenses in a manner that would allow attribution to a specific component of subscription revenue. Accordingly, incremental contribution should not be considered as an alternative to operating income or any other performance measures derived in accordance with GAAP as measures of operating performance or operating cash flows, or as a measure of liquidity.

The following table provides a reconciliation of incremental contribution to income from operations, which is the most directly comparable GAAP measure, for the periods presented:

	Three months ended			Three months ended
	September 30, 2021			September 30, 2020
	Continuing	Discontinued	Total	Continuing	Discontinued	Total

	(in millions)
Income from operations	$3.5	$49.6	$53.1	$5.0	$39.7	$44.7
Revenue (excluding subscription revenue)	(13.7)	(4.2)	(17.9)	(14.1)	(5.1)	(19.2)
Other non-allocated operating expense (excluding depreciation and amortization)	45.4	6.6	52.0	43.0	6.7	49.7
Selling, general and administrative	44.8	5.2	50.0	40.2	5.6	45.8
Depreciation and amortization	42.3	—	42.3	38.2	20.0	58.2
Incremental contribution	$122.3	$57.2	$179.5	$112.3	$66.9	$179.2

The following table provides a reconciliation of incremental contribution to income from operations, which is the most directly comparable GAAP measure, for the periods presented:

	Nine months ended			Nine months ended
	September 30, 2021			September 30, 2020
	Continuing	Discontinued	Total	Continuing	Discontinued	Total

	(in millions)
Income from operations	$1.7	$136.1	$137.8	$0.1	$113.5	$113.6
Revenue (excluding subscription revenue)	(40.5)	(13.8)	(54.3)	(42.3)	(14.9)	(57.2)
Other non-allocated operating expense (excluding depreciation and amortization)	131.0	22.0	153.0	129.5	23.3	152.8
Selling, general and administrative	132.8	10.7	143.5	125.0	11.5	136.5
Depreciation and amortization	126.0	41.0	167.0	111.5	59.3	170.8
Incremental contribution	$351.0	$196.0	$547.0	$323.8	$192.7	$516.5

Liquidity and Capital Resources

Our primary funding requirements are for our ongoing operations, capital expenditures, outstanding debt obligations, including lease agreements, and strategic investments. At September 30, 2021, the principal amount of our outstanding consolidated debt aggregated to $1,143.8 million, of which $33.9 million is classified as current in our unaudited condensed consolidated balance sheet as of such date. As of September 30, 2021, we had borrowing capacity of $270.7 million under our Revolving Credit Facility representing $300.0 million of total availability less borrowings of $24.0 million and letters of credit of $5.3 million. We are required to prepay principal amounts if we generate excess cash flow, as defined in the Credit Agreement.

We believe that existing cash balances, available borrowing capacity under the Revolving Credit Facility, and operating cash flows will provide sufficient resources to fund our obligations and anticipated liquidity requirements over the next 12 months. We expect to utilize free cash flow and cash on hand as funding sources, as well as potentially engage in future refinancing transactions to further extend the maturities of our debt obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. We closed the sale of our Cleveland and Columbus, Ohio markets on September 1, 2021 and utilized the proceeds from the sale to repay $1,087.0 million of our long-term debt. Additionally, we plan to utilize proceeds from our November 1, 2021 completed sale of the Chicago, Illinois, Evansville, Indiana and Baltimore, Maryland markets to further paydown our debt. We expect to utilize any remaining proceeds from both sales to fund specific capital expenditures and execute against our broadband first strategy.

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

Historical Operating, Investing, and Financing Activities

Operating Activities

Net cash provided by operating activities increased from $200.1 million for the nine months ended September 30, 2020 to $239.5 million for the nine months ended September 30, 2021. The increase is primarily due to an increase in operating income as compared to the corresponding period in 2020.

Investing Activities

Net cash used in investing activities was $166.9 million for the nine months ended September 30, 2020 compared to net cash provided by investing activities of $946.4 million for the nine months ended September 30, 2021. The change is primarily attributable to proceeds received from the sale of our Cleveland and Columbus, Ohio markets.

We have ongoing capital expenditure requirements related to the maintenance, expansion and technological upgrades of our network. Capital expenditures are funded primarily through a combination of cash on hand and cash flow from operations. Our capital expenditures were $167.4 million and $166.3 million for the nine months ended September 30, 2021 and 2020, respectively. The $1.1 million increase from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 is primarily related to network enhancements focused on increasing bandwidth capacity, standardization and reliability to meet the needs of our customers. These increases are partially offset by decreased expenditures related to customer premise equipment (“CPE”) and edge-outs.

The following table sets forth additional information regarding our capital expenditures for the periods presented:

	Nine months ended			Nine months ended
	September 30, 2021			September 30, 2020
	Continuing	Discontinued	Total	Continuing	Discontinued	Total

	(in millions)
Capital Expenditures
Customer premise equipment(1)	$55.2	$27.6	$82.8	$62.9	$35.0	$97.9
Scalable infrastructure(2)	30.3	3.2	33.5	21.1	0.8	21.9
Line extensions(3)	11.5	2.9	14.4	11.1	0.8	11.9
Support capital and other(4)	29.2	7.5	36.7	26.3	8.3	34.6
Total	$126.2	$41.2	$167.4	$121.4	$44.9	$166.3
Capital expenditures included in total related to:
Edge-outs(5)	$3.2	$1.4	$4.6	$5.0	$1.5	$6.5
Business services(6)	$10.8	$2.7	$13.5	$11.2	$1.0	$12.2
(1)	Customer premise equipment (“CPE”) includes equipment and installation costs incurred to deliver services to residential and business services customers. CPE includes the costs of acquiring and installing our set-top boxes and modems, as well as the cost of customer connections to our network.
(2)	Scalable infrastructure includes costs, not directly related to customer acquisition activity, to support new customer growth and provide service enhancements (e.g., headend equipment).
(3)	Line extensions include costs associated with new home development within our footprint and edge-outs (e.g., fiber / coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(4)	Support capital and other includes costs to modify or replace existing HFC network, including enhancements, and all other costs to support day-to-day operations, including land, buildings, vehicles, office equipment, tools and test equipment.
(5)	Edge-outs represent costs to extend our network into new adjacent service areas, including the associated CPE.
(6)	Business services represent costs associated with the build-out of our network to support business services customers, including the associated CPE.

Financing Activities

Net cash used in financing activities increased from $21.3 million for the nine months ended September 30, 2020 to $1,138.7 million for the nine months ended September 30, 2021, primarily due to an increase in net repayments of $1,110.5 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of September 30, 2021, borrowings under our Term B Loans and Revolving Credit Facility bear interest at our option at a rate equal to either an adjusted LIBOR rate (which is subject to a minimum rate of 1.00% for Term B Loans) or an ABR (which is subject to a minimum rate of 1.00% for Term B Loans), plus the applicable margin. The applicable margins for the Term B Loans are 3.25% for adjusted LIBOR loans and 2.25% for ABR loans. The applicable margin for borrowings under the Revolving Credit Facility is 3.00% for adjusted LIBOR loans and 2.00% for ABR loans. As of September 30, 2021, 100% of our Senior Secured Credit Facility is variable rate debt. A hypothetical 100 basis point (1%) change in LIBOR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of September 30, 2021) would result in an annual interest expense change of up to approximately $11.3 million on our Senior Secured Credit Facility.

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

Our management, with the participation of the Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2021. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the third quarter of 2021.

PART II

Item 1. Legal Proceedings

Refer to Note 13 – Commitments and Contingencies for a discussion of the Company’s legal proceedings.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2020 includes “Risk Factors” under Item 1A of Part 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table presents WOW’s purchases of equity securities completed during the third quarter of 2021 (dollars in millions, except per share amounts):

				Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet be
	Number of Shares	Average Price	Purchased as Part of Publicly	Purchased Under the Plans
Period	Purchased (1)	Paid per Share	Announced Plans or Programs	or Programs
July 1 - 31, 2021	2,432	$21.97	—	$—
August 1 - 31, 2021	14,672	$21.22	—	$—
September 1 - 30, 2021	9,579	$19.85	—	$—
(1)	Shares represent shares withheld from employees for the payment of taxes upon the vesting of restricted stock awards.

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
101

The following financial information from WideOpenWest, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021, filed with the Securities and Exchange Commission on November 8, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the unaudited Condensed Consolidated Balance Sheets; (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit; (v) the unaudited Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the unaudited Condensed Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST, INC.

November 8, 2021	By:	/s/ TERESA ELDER
Teresa Elder
Chief Executive Officer

	By:	/s/ JOHN REGO
John Rego
Chief Financial Officer