Form 10-K
period 2021-12-31
WideOpenWest, Inc.
filed 2022-02-24
CIK 1701051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
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

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant was $1,074.1 million based on the closing price of $20.71 reported on the New York Stock Exchange.

As of February 18, 2022, the number of outstanding shares of common stock was of the registrant was 87,392,743.

Documents Incorporated By Reference

Information required by Part III is incorporated by reference from Registrant’s proxy statement to be filed no later than 120 days after the end of the Registrant’s fiscal year ended.

WIDEOPENWEST, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

This Annual Report on Form 10-K is for the fiscal year ended December 31, 2021. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Annual Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. References in this Annual Report to “WOW,” “we,” “us,” or “our” are to WideOpenWest, Inc. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

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

PART I

Item 1.  Business

Overview

We are a leading broadband services provider offering high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential customers and offer a full range of products and services to business customers. Our services are delivered across 14 markets via our advanced hybrid fiber-coax network. Our footprint covers certain suburban areas within the states of Alabama, Florida, Georgia, Michigan, South Carolina and Tennessee. At December 31, 2021, our broadband networks passed 1.9 million homes and businesses and served 532,900 customers, reflecting a total customer penetration rate of approximately 28%.

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

Our advanced network now offers HSD speeds up to 1 GIG (1000 Mbps) in approximately 99% of our footprint with the extension of 1 GIG to our Lansing, Michigan and Newnan, Alabama markets in late 2021. Led by our robust HSD offering, our products are available either as an individual service or a bundle to residential and business service customers. We continue to operate under a broadband first strategy. Based on our per subscriber economics, we believe that HSD represents the greatest opportunity to enhance profitability across our residential and business markets.

We manage our network bandwidth to meet the needs of our customers and expect to meet capacity demands as network traffic continues to increase. To meet this objective, we continue to invest in our network to ensure speed and reliability, and obtain a better understanding of how customers utilize our network. Through this understanding, we continue to make certain capacity improvements and network enhancements to improve the customer experience; as well as introduce more self-help and self-care options to increase flexibility and choice for our customers.

Our Systems and Markets

An overview of our markets as of December 31, 2021 is shown below:

	Homes	Coaxial	Fiber	Total
Market	Passed	Miles	Miles	Network Miles
Detroit, MI	708,400	6,302	2,166	8,468
Pinellas, FL	304,600	3,442	595	4,037
Huntsville, AL	129,600	1,963	468	2,431
Montgomery, AL	108,700	1,305	340	1,645
Augusta, GA	97,500	1,362	493	1,855
Charleston, SC	94,700	1,212	571	1,783
Lansing, MI	92,500	2,049	736	2,785
Columbus, GA	89,100	1,037	308	1,345
Panama City, FL	89,300	962	222	1,184
Knoxville, TN	55,500	766	317	1,083
Newnan, GA	44,800	838	352	1,190
Dothan, AL	33,700	550	214	764
West Point, GA	18,200	338	340	678
Auburn, AL	15,500	191	204	395
	1,882,100	22,317	7,326	29,643

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

Our Vision and Commitment to Customer Service

We believe our vision of “connecting people to their world through the WOW experience: reliable, easy and pleasantly surprising, every time” is central to our success. This vision influences how we are organized as a company and informs the way we acquire and retain customers. For example, we use a needs-based selling process to recommend products and services that offer the best value to our customers. We keep our customer response activities closely coordinated with all operational aspects of our business, so resources are appropriately allocated and operating efficiencies are optimized. We believe in offering a convenient customer experience by providing self-installation options for certain services and technician service appointments within a two hour window, seven days a week.

We use targeted marketing modeling to drive profitable growth and minimize risk of non-pay churn. This analysis is performed at the node level in our network so marketing and sales tactics can drive penetration in a highly targeted manner. We also believe the responsibility for winning new customers extends beyond the sales and marketing department to our entire company.

We recognize that customer preferences are continually evolving in response to rapid technological change. We have demonstrated our ability to adapt by delivering a strong customer experience and offering a competitive product portfolio that showcases our robust broadband network. As a result, approximately 90% of our new customers purchase our HSD-only offerings. We will continue to evaluate and evolve our broadband product portfolio based on consumer preferences.

Our Service Offerings

We offer subscription based HSD, Video and Telephony services in all of our markets. Our service offerings are designed to address the varying needs of customers. The subscription fee is based on the type of services selected and offered to customers either as an individual service or a bundle of services.

Residential Services

High-Speed Data Services

We offer tiered HSD services to residential customers that include high-speed connections to the Internet using cable modems. We offer a connection up to 1 GIG (1000 Mbps) in approximately 99% of our footprint. We will continue to develop features and products that allow our customers to take advantage of our high-speed data offering.

Our data packages generally include the following:

●	specialized technical support 24 hours a day, seven days a week;
●	a home portal page with customizable access to local content, weather, news, sports and financial reports;
●	value-added features such as e-mail accounts;
●	advanced wireless home networking; and
●	a DOCSIS-compliant modem.

As of December 31, 2021, approximately 64% of our customer base subscribed only to our HSD service. We expect the portion of our customer base that subscribes only to our HSD service to continue to rise as broadband utilization increases across every facet of our customer’s lives. In addition, we fully anticipate new and existing customers to continue to purchase higher speed tiers to support the evolution of how customers consume entertainment content, and the changing environment of where and how customers work and learn.

Video Services

We offer our customers a full array of video services and programming choices. Customers generally pay initial connection charges and fixed monthly fees for video service.

Our video service offering is comprised of the following:

●	Basic Cable Service: All of our video customers receive a package of limited basic programming, which generally consists of local broadcast television and local community programming, including public, educational and government access channels, and various home shopping networks. The expanded basic level of programming includes approximately 75 channels of satellite-delivered or non-broadcast channels, such as ESPN, MTV, USA, CNN, The Discovery Channel and Nickelodeon.
●	Digital Cable Service, HD channels, and Premiums: This digital level of service includes more than 275 channels of digital programming, including our expanded basic cable service, and more than 40 music channels. We enable value added features to strengthen our competitive position and generate additional revenues, including HD TV, digital video recording (“DVR”), video on demand (“VOD”) and subscription VOD. VOD permits customers to order movies and other programming on demand with DVD-like functions, with thousands of hours of content available for free and on a pay-per-view basis. Subscription VOD is a similar service that has specific content available to customers who subscribe to the underlying associated channel.
●	WOW tv+: WOW tv+ offers a traditional cable video experience plus cloud DVR functionality, voice remote with Google Assistant, and an advanced viewing experience with curated content. WOW tv+ provides Netflix integration along with quick access to dozens of streaming services and apps through the Google Play Store with no change of input required. WOW tv+ is available via rental of a set-top box and may also be accessed through Amazon’s Fire TV stick and iOS and Android mobile and tablet devices.
●	Premium Channels: These channels, such as HBO, Showtime, STARZ, STARZ ENCORE and Cinemax, provide commercial-free movies, TV shows, sports and other special event programming and are available as part of a bundle or at an additional charge above our expanded basic and digital tiers of service.

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

Business Services

Our broadband network also supports services to business customers and we have developed a full suite of products for small, medium and large local enterprises. We offer the traditional bundled product offering and have also developed new products to meet the more complex high-speed data and telephony needs of medium and large local enterprises. We offer fiber based services, which enable our customers to have enhanced telephony services, data speeds of up to 10 gigabit per second on our fiber network, and office-to-office metro Ethernet services that provide a secure and managed connection between customer locations. Our Hosted Voice product offering can replace customers’ aging private branch exchange (“PBX”) products with telephony and data service that offers more flexible features at a lower cost. In addition, we have a Session Initiated Protocol (“SIP”) trunking service. This service is a direct replacement for the traditional telephone service used by large PBX customers and is delivered over our fiber network and terminated via an Ethernet connection at the customer’s premise. We have a complete line of colocation infrastructure services, cloud computing, managed backup and recovery services. We serve our business customers by providing customer service and network support 24 hours a day, seven days a week.

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

High-Speed Data Services

We provide Internet access using high-speed cable modems or Optical Network Terminals that facilitate the connection to the customer home. We provide our customers with a high level of low latency data transfer rates through multiple peering arrangements with tier-one Internet facility providers.

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

Programming

We purchase some of our programming directly from the program networks by entering into affiliation agreements with the programming suppliers. We also benefit from our membership with the National Cable Television Cooperative (“NCTC”), which enables us to take advantage of volume discounts. As of December 31, 2021, approximately 58% of our programming was sourced from the NCTC, which also handles our contracting and billing arrangements for this programming.

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

High Speed Data Services

We primarily face competition from multiple system operators (“MSO”), fiber-to-the-home ("FTTH"), wireless broadband offerings, incumbent local exchange carriers (“ILECs”) that provide dial-up and DSL services, and other Internet access service providers, including fixed wireless and satellite-based broadband services. We offer HSD speeds up to 1 GIG (1000 Mbps) in approximately 99% of our footprint. Several of our competitors, including AT&T and Google, have announced similar offerings in their service areas which overlaps with a portion of our footprint. We face increasing competition from mobile phone companies, such as AT&T, T-Mobile, and Verizon Communications, Inc. (“Verizon”), which offer fixed or unlimited access to the Internet as a part of mobile service packages. These same mobile phone companies have started offering fifth generation (“5G”) services. Due to rapidly changing technologies, consumers will continue to have a variety of options to obtain access to the Internet.

Video Services

Cable television systems are operated under non-exclusive franchises granted by local authorities, which may result in more than one cable operator providing video services in a particular market. Our primary competitors are other fiber and HFC providers, including Charter, Comcast and AT&T U-verse, and direct broadcast satellite systems, including DirecTV (a subsidiary of AT&T) and Dish Network.

In addition, our Video services face increasing competition from companies that deliver video content over Internet connections, referred to as “over-the-top” or “OTT”, directly to consumers on televisions, computers, tablets, gaming and mobile devices. These competitors include virtual multichannel video programming distributors (“V-MVPD”), which aggregate live and on-demand linear television, and direct content distributors, which provide and distribute content directly to customers through an internet-connected device for a subscription fee. Examples of V-MVPD providers include Sling, AT&T TV, YouTubeTV, Philo, FuboTV, and Hulu Live.  Examples of direct on-demand content distributors include Netflix, Roku, Apple TV+, Amazon Prime, Disney+ and Hulu Plus.  Additionally, some programmers, such as HBO (HBO Max), CBS (CBS All Access) and Discovery (Discovery +), are choosing to deliver content directly to the consumer over the Internet.

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

Talent Management and Engagement

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

Diversity, Equity, and Inclusion

We are committed to fostering, cultivating and preserving a culture of diversity, equity and inclusion. Our people are the most valuable asset we have. The collective sum of the individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, unique capabilities and talent that our employees invest in their work represents a significant part of not only our culture but our reputation and the Company’s achievement. As of December 31, 2021, we had approximately 1,500 full-time employees.

Our Diversity, Equity, and Inclusion (“DEI”) program reflects our culture and contributes to the Company's strategy by valuing the differences in our employees, customers, investors, and vendors to grow our customer base by further leveraging race, ethnicity, gender, nationality, ability, military status, religion, generation, sexual orientation, diversity of thought, and diversity of perspective.

In 2021, we took specific steps to enhance our DEI program by partnering with a DEI-focused organization to elevate hiring practices to broaden the diversity and inclusion of our candidates. As a result of the partnership, we (i) created an internal hiring policy and guide that act as a roadmap for our next steps which includes broadening our sourcing to ensure diversity of candidates, (ii) trained our Talent Acquisition team how to effectively engage and recruit a more diverse candidate pool, (iii) identified targeted and specific job posting websites to connect with a larger pool of diverse candidates, and (iv) launched a foundational DEI course to all employees.

Response to COVID-19

We place employee health and safety at the top of our priority list. In 2021, we continued to have more than 60% of our workforce work from home through flexible work arrangements as a response to the global health crisis, or COVID-19 pandemic. For those employees not able to work from home, we introduced enhanced hygiene protocols in offices and warehouses and ensured access to proper personal protective equipment.

We continue to offer an employee funded hardship-relief program and additional paid time off for any employee diagnosed with COVID-19. We are staying updated on various federal and local regulations regarding preventing the spread of COVID-19 and will implement all required mandates and requirements per final decisions.

Employee Learning & Development

We believe building a learning culture is key to employee retention and in cultivating productive and engaged employees focused on continuous improvement. Our utmost goal is to prepare our employees for the future. To achieve this goal, we identify the types of skills and competencies needed to develop our new hires, and to re-skill and up-skill all of our employees on a continual basis to best meet the demands of the Company and the industry.

We offer ongoing instructor-led and self-led training for new hires and all current active employees. Training focus areas include: (i) on-the-job, (ii) business readiness, (iii) skill building or upskilling in a specific functional area, (iv) personal and professional development, and (v) leadership development and management skills. For the year ending December 31, 2021, we provided approximately 19,000 total training hours, or 12.6 hours of training per employee.

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

Carriage of Broadcast Television Signals

The 1992 Cable Act established broadcast signal carriage (so-called “must carry”) requirements that allow local commercial television broadcast stations to elect every three years whether to require the cable systems in the relevant area to carry the station’s signal or whether to require the cable system to negotiate for consent to carry the station. The most recent election deadline was October 1, 2020, with elections then taking effect on January 1, 2021. Cable systems are also subject to must-carry obligations for local, non-commercial stations. We now carry most commercial stations pursuant to retransmission consent agreements and pay fees for such consents. The FCC and/or Congress have introduced or are considering certain rules governing the election process and the negotiations of retransmission consent agreements, but we cannot yet assess the impact of these rules on our ability to obtain programming or on our business more generally.

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

On December 20, 2006, the FCC established rules and provided guidance (“2006 Order”) pursuant to the Communications Act that prohibit local franchising authorities from unreasonably refusing to award competitive franchises for the provision of cable services. In order to eliminate certain barriers to entry into the cable market, and to encourage investment in broadband facilities, the FCC preempted local laws, regulations, and requirements, including local level-playing-field provisions, to the extent they impose greater restrictions on market entry than those adopted under the order. This order has the potential to benefit us by facilitating our ability to obtain and renew cable service franchises. On January 21, 2015, the FCC issued an Order on Reconsideration of the Second Report and Order. The FCC clarified that the franchising rules and findings it extended to incumbent cable operators in the 2006 Order do not apply to state laws governing cable television operators, or to any state-level cable franchising process. In its Second Further Notice of Proposed Rulemaking released September 25, 2018, the FCC sought comment on this conclusion. On August 1, 2019, the FCC adopted a Third Report and Order (“2019 Order”) concluding, among other things, that its franchising rules and findings fully apply to state-level franchising actions and regulations, and limiting the ability of franchising authorities to impose franchise fees and to regulate non-cable services.  In May 2021, a federal appeals court largely upheld that decision, reversing only on a discrete issue pertaining to the calculation of franchise fees. We cannot predict how the FCC’s rulings concerning franchising will impact our business.

Many state legislatures have enacted legislation streamlining the franchising process, including having the state, instead of local governments, issue franchises. Of particular relevance to us, states with laws streamlining the franchising process or authorizing state-wide or uniform franchises currently include Florida, Georgia, Michigan, South Carolina and Tennessee. In some cases, these laws enable us to expand our operations more rapidly by providing for a streamlined franchising process. At the same time, they enable easier entry by additional providers into our service territories.

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

Pole Attachments

The Communications Act requires all local telephone companies and electric utilities, except those owned by municipalities and co-operatives, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and rights-of-way at just and reasonable rates, except where states have certified to the FCC that they regulate pole access and pole attachment rates. The right to access poles, ducts, conduits and rights-of-way pursuant to regulated rates and set timeframes is highly beneficial to facilities-based providers such as us. Federal law also establishes principles to govern the pricing and terms of such access. Currently, 22 states and the District of Columbia have made certifications to the FCC, which leaves pole attachment matters to be regulated by those states. Of the states in which we operate, Michigan has made certifications to the FCC. The FCC has clarified that the provision of Internet services by a cable operator does not affect the agency’s jurisdiction over pole attachments by that cable operator, nor does the provision of such non-cable services affect the rate formula otherwise applicable to the cable operator.

In April 2011, the FCC adopted an order that examined a number of issues involving access to pole attachments by telecommunications carriers, including the rights of ILECs to demand nondiscriminatory access in certain situations, and which attempted to bring the rates that cable operators and telecommunications carriers charge closer to parity. In November 2015, the FCC released another order taking further steps to balance the rates paid by cable operators and telecommunications carriers. The 2015 order was appealed to the U.S. Court of Appeals for the 8th Circuit, which rejected the petition. In August 2018, the FCC adopted an order allowing a party adding new attachments to poles in most circumstances to elect “one-touch make-ready,” meaning the new attacher may move others’ existing attachments to make room for its new attachment. The 2018 order also established a presumption that for newly negotiated or renewed pole attachment agreements, ILECs must receive comparable rates, terms, and conditions to other telecommunications attachers. The presumption established by the 2018 order was appealed to the U.S. Court of Appeals for the 9th Circuit, which rejected the petition.

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

On October 27, 2020, the FCC adopted a decision reaffirming other aspects of its earlier decision. That decision has been appealed, both in court and before the FCC. We cannot predict how a future FCC will address internet service regulation.

In the meantime, several states have adopted, or are considering, net neutrality requirements of their own. Some of these are currently subject to legal challenge by broadband providers’ trade associations in federal court. We cannot predict with any certainty the likely timing or outcome of these or future challenges, or how state efforts to adopt net neutrality requirements will continue to evolve.

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

Potential Regulatory Changes

The regulation of cable television systems at the federal, state and local levels has substantially changed over the past three decades since enactment of the 1992 Cable Act. Material additional changes in the law and implementing regulatory requirements, both those described above and others, cannot be ascertained with any certainty at this time. Our business could be adversely affected by future changes in regulations.

Regulation of Telecommunication Services

Our telecommunications services are subject to varying degrees of federal, state and local regulation. Pursuant to the Communications Act, as amended by the 1996 Act, the FCC generally exercises jurisdiction over the facilities of, and the services offered by, telecommunications carriers that provide interstate or international communications services. The FCC has extended many of its regulations that apply to traditional telecommunications service to Internet based, or interconnected VoIP phone services. Barring federal preemption, state regulatory authorities retain jurisdiction over the same facilities to the extent that they are used to provide intrastate telecommunications services, as well as facilities solely used to provide intrastate services. Local regulation is largely limited to the management of the occupation and use of county or municipal public rights-of-way. Various international authorities may also seek to regulate the provision of certain services that originate or terminate outside the U.S. As addressed in more detail above, in the Internet Freedom Order, the FCC reversed its earlier Open Internet Order and re-characterized broadband Internet access services as information services no longer subject to various Title II requirements.

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

The Communications Act places certain obligations, including those described below, on ILECs to open their networks to competitive providers, as well as heightened interconnection obligations and a duty to make their services available to resellers at a wholesale discount rate. The following are certain obligations that the Communications Act and the 1996 Act, as implemented by the FCC, place on ILECs, which gives us important rights in the areas where we operate as competitors, and actual or potential obligations where our ILEC subsidiaries operate:

●	Interconnection. Establishes requirements and standards applicable to ILECs that receive requests from other carriers for network interconnection, unbundling of network elements, colocation of equipment and resale, and requires all local exchange carriers (“LECs”) to enter into mutual compensation arrangements with other for transport and termination of local calls on each other’s networks.
●	Reciprocal Compensation. Requires all ILECs and CLECs to complete calls originated by competing local exchange carriers under reciprocal arrangements.
●	Colocation of Equipment. Allows CLECs to install and maintain their own network equipment in ILEC central offices.
●	Local Number Portability. Requires all providers of telecommunications services, as well as providers of interconnected VoIP services, to permit users of telecommunications services to retain their existing telephone numbers without impairment of quality, reliability or convenience when switching from one telecommunications provider to another local provider.
●	Access to Rights-of-Way. Requires telecommunications carriers to permit other carriers access to poles, ducts, conduits and rights-of-way at regulated prices and set time frames.
●	Unbundled Network Elements. Requires ILECs to offer certain parts of their telecommunications networks on an unbundled basis to competitors in certain geographic markets at cost-based rates set by the states.

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

Regulatory Treatment of VoIP Services

A significant part of our telephony line of business is classified by the FCC as VoIP. At this time, the FCC and state regulators have not classified most IP-enabled services as regulated telecommunications services. The FCC, for example, has applied to providers of “interconnected VoIP” services some of its rules applicable to traditional circuit switched telephone providers, but has yet to issue a ruling determining whether interconnected VoIP services are to be classified as information services (which are subject to little or no regulation) or telecommunications services. The FCC initiated a rulemaking proceeding in 2004 to examine issues relating to the appropriate regulatory classification of IP-enabled services, including VoIP services. We cannot predict when or if the FCC will issue a final decision in this proceeding, although it has issued several decisions in the interim applying certain regulatory requirements to providers of interconnected VoIP services. These requirements include, among others, regulations relating to federal universal service contributions, the confidentiality of customer data and communications, cooperation with law enforcement, discontinuation of service, numbering and number portability, outage reporting, 911 emergency access, 988 National Suicide Prevention Lifeline access, caller ID authentication, and disability access. The FCC has also established certain other requirements that impact our interconnected VoIP services. For example, the FCC requires that we provide certain notices to our VoIP customers concerning the limitations of the services, particularly in connection with the ability of the service (including access to E911) to function in the event of a power outage. Limited regulations also apply to non-interconnected VoIP services. We are also required to offer our customers a back-up power solution to enable the services to continue to function in the event of a power outage. Within our VoIP line of business, we currently comply with all applicable regulations that have been issued by the FCC or state regulatory agencies. Decisions and regulations from similar proceedings in the future could lead to an increase in the costs associated with providing VoIP services. At this time, we are unable to predict the impact, if any, that additional regulatory action on these issues will have on our business.

Telemarketing, Robocalls, and Call Blocking

Over the last few decades, the FCC has taken various steps to curb unwanted and illegal telephone calls, including restricting the use of automatic telephone dialing systems and artificial or prerecorded voice messages under the Telephone Consumer Protection Act, establishing the Do-Not-Call registry in coordination with the Federal Trade Commission, and permitting voice service providers to block calls in certain circumstances. In 2019, Congress passed the Pallone-Thune Telephone Robocall Abuse Criminal Enforcement and Deterrence Act (“TRACED Act”) giving the FCC additional tools to combat robocalls. Since the enactment of the TRACED Act, the FCC has issued various rules and policies with respect to caller ID authentication and call blocking. Significantly, voice service providers were required to implement by June 30, 2021 the STIR/SHAKEN caller ID authentication framework in the Internet Protocol portions of their voice networks, subject to certain extensions. The STIR/SHAKEN framework allows service providers to verify that the caller ID information transmitted with a particular call is accurate, which deters illegally spoofing caller ID information. Among other things, voice providers also were required to file a certification in the FCC’s Robocall Mitigation Database (“RMD”) certifying whether they had implemented STIR/SHAKEN. Voice service providers and intermediate providers are prohibited from accepting calls directly from a voice service provider that is not listed in the RMD, and must respond to FCC, law enforcement, and industry efforts to “traceback” unlawful traffic. We have implemented STIR/SHAKEN and certified to our compliance in the RMD. The FCC has several ongoing proceedings that consider additional measures to combat unwanted and illegal telephone calls. At this time, we are unable to predict the impact, if any, that additional regulatory action on these issues will have on our business.

Universal Service

The Federal Universal Service Fund (“USF”) is the support mechanism established by the FCC to ensure that high quality, affordable telecommunications service is available to all Americans. Pursuant to the FCC’s universal service rules, all telecommunications providers and interconnected VoIP providers, including us, must contribute a percentage of their interstate and international end-user telecommunications and interconnected VoIP revenues to the USF. The FCC establishes an industry-wide quarterly contribution factor, which sets the exact percentage that applies for the given quarter. The contribution factor for the first quarter of 2022 is 25.2% of gross assessable interstate and international telecommunications and interconnected VoIP revenues. The contribution rate is reviewed quarterly and may increase or decrease, which would either increase or decrease our contributions to the USF.

This is not materially adverse to our business as we currently choose to recover the cost of the contributions from our end user customers, as allowed by FCC rules. However, climbing USF contributions may negatively impact our end users because they effectively make our products more expensive.

Broadband Benefit Programs

The Consolidated Appropriations Act of 2021 established an Emergency Broadband Connectivity Fund of $3.2 billion to help Americans afford internet service during the COVID-19 pandemic. The Act directed the FCC to use the fund to establish an Emergency Broadband Benefit (“EBB”) Program, under which eligible low-income households may receive a discount off the cost of broadband service and certain connected devices, and participating providers can receive a reimbursement for such discounts. The EBB Program was set to conclude when the fund was expended or six months after the end of the public health emergency. The FCC adopted rules and policies in February 2021 creating and governing the (“EBB”) Program. The Infrastructure Investment and Jobs Act, which became law on November 15, 2021, the Affordable Connectivity Program (“ACP”), a long-term, $14 billion program, to modify and replace the EBB Program. The FCC officially launched the ACP on December 31, 2021, and the FCC adopted final FCC program rules in January 2022. A 60-day period to transition from the EBB Program to the ACP ends on March 1, 2022. We elected to participate in the EBB, and will continue to participate in the ACP, so that eligible customers could receive discounted broadband services and devices. At this time, we are unable to predict whether the FCC’s final ACP rules, or any other program changes made by the FCC, will impact our decision to continue to participate in the program or have an impact on our business.

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

In an order released November 13, 2007, the FCC found that contractual agreements between multiple dwelling unit (“MDU”) owners and cable operators that grant exclusive access to the cable operator are proscribed as “unfair methods of competition.” Under the rule, the Commission prohibits the enforcement of existing exclusivity clauses and the execution of new ones by cable operators and others subject to the relevant statutory provisions. MDUs include a multiple dwelling unit building and any other centrally managed residential real estate development (such as a gated community, mobile home park, or garden apartment complex). These requirements facilitate our access (as well as the access of competitors) to customers in MDU environments, at least with regard to our provision of cable services. They also, however, invalidate any of our existing exclusive access agreements covered by the rules. In 2019, the FCC issued a rulemaking proposal to explore additional actions the FCC could take to facilitate deployment and consumer choice in MDU environments. In 2021, the FCC’s Wireline Competition Bureau issued a Public Notice inviting parties to update the record with additional comments. That rulemaking remains pending.

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

In addition, statutory protections in Section 222 of the Communications Act apply to our telecommunications services. In addition, FCC regulations apply to our use, disclosure, and protection of CPNI associated with our telecommunications and VoIP telephone service. In the Internet Freedom Order, the FCC returned jurisdiction to regulate broadband privacy and data security to the Federal Trade Commission.

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

In April 2011, the FCC enacted revised pole attachment rules to improve the efficiency and reduce the costs of deploying telecommunications, cable and broadband networks in order to accelerate broadband deployment. The formula for calculating the telecommunications attachment rate was revised, lowering the rate and bringing it in-line to the video rate. Many utilities seek to impose the telecommunications rate on us when they carry our services, other than video services, over their attachments. In November 2015, the FCC released another order taking further steps to balance the rates paid by cable operators and telecommunications carriers. Moreover, the appropriate method for calculating pole attachment rates for cable operators that provide VoIP services may continue to be challenged.

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

Risks related to Our Legal and Regulatory Environment

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

Further, franchises generally have fixed terms and must be renewed periodically. Our franchises are typically issued for 10 to 15 year initial terms, but the terms vary depending upon whether we are operating under a local or state franchise. Many of our existing franchise terms will expire over the course of the next several years, and we operate under some expired franchises.  Local franchising authorities may resist granting a renewal if they consider either past performance or the prospective operating proposal to be inadequate. In a number of jurisdictions, local authorities have attempted to impose rights-of-way fees on providers that have been challenged as violating federal law. A number of FCC and judicial decisions have addressed the issues posed by the imposition of rights-of-way fees on CLECs and on video distributors. On August 1, 2019, the FCC adopted an order concluding, among other things, that its franchising rules and findings fully apply to state-level franchising actions and regulations, and limiting the ability of franchising authorities to impose franchise fees and to regulate non-cable services. In May 2021, a federal appeals court largely upheld that decision, reversing only a discrete issue pertaining to the calculation of franchise fees. We cannot predict how the FCC’s rulings concerning franchising will impact our business.

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

On October 1, 2019, a federal appeals court upheld most of the FCC’s decision, but it directed the agency to give further consideration to several issues and reversed the FCC’s blanket preemption of state rules, holding that such state laws could only be prohibited on a case-by-case basis, and only when they conflict with state or federal policy.  No party appealed that decision.  On October 27, 2020, the FCC adopted a decision reaffirming other aspects of its earlier decision. That decision has been appealed, both in court and before the FCC. We cannot predict how a future FCC will address internet service regulation.  In the meantime, several states have adopted, or are considering, net neutrality requirements of their own. Some of these are currently subject to legal challenge by broadband providers’ trade associations in federal court. We cannot predict with any certainty the likely timing or outcome of these or future challenges, or how state efforts to adopt net neutrality requirements will continue to evolve.

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

The FCC has adopted regulations to permit consumers to connect televisions and other consumer electronics equipment through a separate security device directly to digital cable television systems to enable receipt of one-way digital programming without requiring a set-top box. Additional FCC regulations promote the manufacture of plug-and-play TV sets and other equipment that can connect directly to a cable system through these separate security devices, although in September 2020, the FCC eliminated some of these rules. Although we generally require less up-front capital when our customers buy and self-install their own set-top boxes, these regulations could impose substantial costs on us and impair our ability to innovate.

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

The FCC also has promulgated regulations covering the interstate aspects and the regulated telecommunications earnings and VoIP services of our ILEC and CLEC operations. Our local and intrastate products and services and the regulated earnings are subject to regulation by state PSCs. Failure to comply with these regulations could lead the FCC or state PSCs to impose on us monetary fines, cease-and-desist orders and/or other administrative sanctions. These fines, cease-and-desist order and/or other administrative sanctions may adversely affect our operations, business, financial condition or results of operations.

Risks Relating to Our Outstanding Indebtedness

We have substantial indebtedness, which may increase our vulnerability to general adverse economic and industry conditions and may limit our ability to pursue strategic alternatives and react to changes in our business and industry.

We have substantial indebtedness. This amount of indebtedness may:

●	subject us to sensitivity to increases in prevailing interest rates;
●	place us at a disadvantage to competitors with relatively less debt in economic downturns, adverse industry conditions or catastrophic external events;
●	limit our flexibility as a result of our debt service requirements or financial and operational covenants;
●	limit our access to additional capital and other investments in our business;
●	require us to dedicate a significant portion of our cash flow from operating activities to make payments on our debt, reducing our funds available for working capital, capital expenditures, and other general corporate expenses;
●	limit our ability to pursue strategic alternatives, including merger or acquisition transactions; and
●	limit our ability to plan for or react to changes in our business and industry.

Our ability to comply with the financial and other covenants contained in our debt instruments may be affected by changes in economic or business conditions or other events beyond our control. If we do not comply with these covenants and restrictions, we may be required to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital. Failure to comply could also cause a default, which may result in our substantial indebtedness becoming immediately due and payable and could permit the lenders to foreclose on our assets securing such debt. If this were to occur, we would be unable to adequately finance our operations.

We may not be able to generate sufficient cash to service our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on our anticipated debt obligations will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors beyond our control. We might not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. We expect that the agreements governing our indebtedness will restrict our ability to dispose of assets and use the proceeds from those dispositions and will also restrict our ability to raise debt capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could have a material adverse effect on our operations, business, financial condition or results of operations.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. We have approximately 87.4 million shares of common stock outstanding as of December 31, 2021. Of these shares, all common stock sold in our initial public offering, except for any shares held by our affiliates, are eligible for sale in the public.

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

We provide our services to areas in Alabama, Florida, Georgia, Michigan, South Carolina and Tennessee, which are in the Southeastern and Midwestern regions of the United States. Our success depends on the efficient and uninterrupted operation of our communications services. Our network is attached to poles and other structures in many of our service areas, and our ability to provide service depends on the availability of electric power. A tornado, hurricane, flood, mudslide, earthquake or other natural catastrophe in one of these areas could damage our network, interrupt our service and harm our business in the affected area. In addition, many of our markets are close together, and a single natural catastrophe could damage our network in more than one market.

We rely on network and information systems and other technology, and a disruption or failure of such networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, accidental releases of information or similar events, may disrupt our business.

As network and information systems and other technologies are critical to our operating activities, network or information system shutdowns caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, “cyber-attacks,” denial of service attacks and other malicious activity pose increasing risks. Our network and information systems are also vulnerable to damage or interruption from power outages, terrorist attacks and other similar events which could have an adverse impact on us and our customers, including degradation of service, service disruption, excessive call volume to call centers and damage to our network, equipment, data and reputation. The occurrence of such an event also could result in large expenditures necessary to repair or replace such networks or information systems or to protect them from similar events in the future. Significant incidents could result in a disruption of our operations, customer dissatisfaction or a loss of customers or revenues.

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

We may face risks related to public health threats or outbreaks of communicable diseases. A global health crisis, such as coronavirus or COVID-19, could adversely affect the United States and global economies and limit the ability of enterprises to conduct business for an indefinite period of time. A public health crisis may negatively impact the global economy, disrupt financial markets and international trade, and result in increased unemployment levels and impact global supply chains, all of which could have the potential to impact our business.

In the event of a public health crisis, government authorities may, from time to time, implement various mitigation measures, including travel restrictions, limitations on business operations, stay-at-home orders and social distancing protocols. The economic impact of the aforementioned actions may impair our ability to sustain sufficient financial liquidity and impact our financial results. Impacts of a public health crisis could: (i) result in an increase in costs related to delayed payments from customers and uncollectable accounts, (ii) cause a reduction in revenue related to waiving late fees and other charges related to governmental regulations, (iii) cause delays and disruptions in the supply chain related to obtaining necessary materials for our network infrastructure or customer premise equipment, (iv) cause workforce disruptions, including the availability of qualified personnel; and (v) cause other unpredictable events.

As we cannot predict the probability, duration, or scope of any global health crisis, the anticipated negative financial impact to our operating results cannot be reasonably estimated, but could be material and last for an extended period of time.

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

Holders of our Common Stock

As of December 31, 2021, there were 31 holders of record of WOW’s common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees. The transfer agent and registrar for our common stock is American Stock Transfer and Trust.

Dividend Policy

No dividends have been declared or paid on our shares of common stock. We currently intend to retain all available funds and any future earnings for use in operations of our business, and therefore we do not anticipate paying any cash dividend in the foreseeable future.

Performance Graph

The graph below shows the cumulative total return on WOW’s common stock for the period of May 26, 2017 through December 31, 2021, in comparison to the cumulative total return on Standard & Poor’s 500 Index and a peer group consisting of the national cable operators that are most comparable to us in terms of size and nature of operations. The Company’s 2021 peer group consists of Comcast, Charter, Cable One, Inc. and Altice USA, Inc. The results shown assume that $100 was invested on May 26, 2017. These indices are included for comparative purposes only and do not reflect whether it is management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, nor are they intended to forecast or be indicative of future performance of WOW’s common stock.

Recent Sales of Unregistered Securities

During 2021, there were no unregistered sales of securities of the registrant.

Purchases of Equity Securities by Issuer

The following table presents WOW’s purchases of equity securities completed during the fourth quarter of 2021 (dollars in millions, except per share data).

				Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet be
	Number of Shares	Average Price	Purchased as Part of Publicly	Purchased Under the Plans
Period	Purchased (1)	Paid per Share	Announced Plans or Programs	or Programs
October 1 - 31, 2021	2,933	$19.05	—	$—
November 1 - 30, 2021	6,338	$19.15	—	$—
December 1 - 31, 2021	20,845	$20.05	—	$—
(1)	Represents shares withheld from employees for the payment of taxes upon the vesting of restricted stock awards.

Item 6. Reserved

Not applicable.

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

Overview

We are a leading broadband services provider offering high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential customers and offer a full range of products and services to business customers. Our services are delivered across 14 markets via our advanced hybrid fiber-coax (“HFC”) network. Our footprint covers certain suburban areas within the states of Alabama, Florida, Georgia, Michigan, South Carolina and Tennessee. At December 31, 2021, our broadband networks passed 1.9 million homes and businesses and served 532,900 customers.

During 2021, we continued to experience strong demand for our HSD service. For the year ended December 31, 2021, the average percentage of HSD only new connections was approximately 87% compared to an average percentage of approximately 80% for the year ended December 31, 2020. Customers also connected at higher speeds with approximately 88% of HSD only new connections purchasing 200MB or higher speeds during the year ended December 31, 2021, representing a 13% increase compared to the year ended December 31, 2020.

We continue to focus on enhancing our network to meet changing customer preferences. In 2021, we extended 1 GIG capabilities to our Lansing, Michigan and Dothan, Alabama markets and now offer HSD speeds up to 1 GIG in approximately 99% of our footprint. Additionally, we extended the availability of WOWtv+, which is now offered in all of our markets.

On June 30, 2021, we announced two separate asset sales to two different buyers. On September 1, 2021, we completed the sale of our Cleveland and Columbus, Ohio markets and on November 1, 2021, we completed the sale of our Chicago, Illinois, Evansville, Indiana and Baltimore, Maryland markets. We utilized the majority of the total net proceeds of $1.8 billion to pay down outstanding debt in the third and fourth quarter of 2021 and to refinance our credit agreement in December of 2021. The divestitures strengthened our financial position and will help accelerate our broadband first strategy, which includes additional investments in edge-outs, greenfield strategies and commercial services.

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

Additionally, the Company participated in the FCC’s Emergency Broadband Benefit (“EBB”) program as outlined under the Consolidated Appropriations Act of 2021. Under this program, eligible households could apply for a discount of up to $50 per month towards broadband service. As of December 31, 2021, the Company had approximately 14,700 customers enrolled under the EBB program. The Affordable Connectivity Program replaced the EBB program on December 31, 2021. Under the Affordable Connectivity Program, eligible households may receive a discount of up to $30 per month toward internet service. The Affordable Connectivity Program is limited to one monthly service discount.

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

Key Transactions Impacting Operating Results and Financial Condition

Sale of Service Areas

On June 30, 2021, we entered into an Asset Purchase Agreement with Atlantic Broadband (OH), LLC, (“Atlantic”), a U.S. cable operator and subsidiary of Cogeco Communications, Inc. and Atlantic Broadband Finance, LLC, a Delaware limited liability company (the “Atlantic Purchase Agreement”), whereby Atlantic agreed to acquire the Company’s Cleveland and Columbus, Ohio service areas for approximately $1.125 billion, subject to adjustments, including customary working capital adjustments, as specified in the Atlantic Purchase Agreement.

On September 1, 2021, we completed the sale for the Ohio service areas receiving approximately $1.1 billion in net proceeds and recorded a gain on sale of $689.8 million. We utilized the net proceeds from the sale to repay a significant portion of our Term B loans and certain finance lease agreements. In conjunction with the closing of the Atlantic Purchase Agreement, we entered into a Transition Services Agreement with Atlantic to support post-transaction continuity of service during the transition period.

Additionally, on June 30, 2021, we entered into an Asset Purchase Agreement with Radiate HoldCo, LLC, a telecommunications holding company affiliated with RCN Telecom Services LLC, Grande Communications Networks, LLC and WaveDivision Holdings, LLC (collectively, “Astound Broadband”) (the “Astound Purchase Agreement”), whereby Radiate HoldCo, LLC agreed to acquire the Company’s Chicago, Illinois, Evansville, Indiana and Baltimore, Maryland markets for approximately $661.0 million, subject to adjustments, including customary working capital adjustments, as specified in the Astound Purchase Agreement.

On November 1, 2021, we completed the sale for the Chicago, Illinois, Evansville, Indiana and Baltimore, Maryland service areas receiving approximately $653.2 million in net proceeds and recorded a gain on sale of $311.5 million. We utilized the net proceeds from the sale to further repay our outstanding Term B loans. In conjunction with the closing of the Astound Purchase Agreement, we entered into a Transition Services Agreement with Astound to support post-transaction continuity of service during the transition period.

Refinancing of the Term B Loans and Revolving Credit Facility

On December 20, 2021, the Company entered into a new secured credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and issuing bank (the “Credit Agreement”).  The Credit Agreement consists of (i) a new Term Loan B in an aggregate principal amount of $730.0 million and (ii) a $250.0 million revolving credit commitment. The Term Loan B matures in December 2028 and bears interest at a rate equal to SOFR plus 3.00%, subject to a 50 basis point floor, and the revolving credit commitment bears interest at a rate equal to SOFR plus 2.75% and matures in December 2026. The Senior Secured Term B loans and Revolving Credit Facility are secured on a first-priority basis by a lien on substantially all of the Company’s assets, subject to certain exceptions and permitted liens.

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

Crestview Investment

A significant block of the Company’s outstanding shares are held by affiliates of Crestview Partners, LLC (“Crestview”), a private equity firm based in New York. As of December 31, 2021, approximately 36% of our outstanding common shares were held by Crestview.

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

Property, Plant and Equipment

Carrying Value. The net carrying value of our property, plant and equipment was $722.3 million and $720.9 million, representing approximately 38% and 29% of our total assets, at December 31, 2021 and 2020, respectively.

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

Impairment of Property, Plant and Equipment. Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. No impairments of long-lived assets were recorded for the years ended December 31, 2021, 2020 and 2019.

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

Franchise Operating Rights. The net carrying value of our franchise operating rights was $620.1 million for both years ended December 31, 2021 and 2020, representing approximately 33% and 25% of total assets, respectively. See Note 7 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for further discussion of how we value and evaluate franchise operating rights for impairment.

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

We evaluate the recoverability of our franchise operating rights at least annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. As a result of the 2021 analysis, we did not identify any franchise operating rights assets in which the fair value was less than the carrying value, therefore we did not recognize any impairment charges for the year ended December 31, 2021. For the years ended December 31, 2020 and 2019 we recognized impairment charges of $14.0 million and $9.7 million, respectively.

Goodwill. The net carrying value of goodwill was $225.1 million for both years ended December 31, 2021 and 2020, representing approximately 12% and 9% of total assets, respectively. See Note 7 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for further discussion of how we value and evaluate goodwill for impairment.

Similar to franchise operating rights, we evaluate the recoverability of our goodwill annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. No such impairment charges were recognized for the years ended December 31, 2021, 2020 and 2019 as the result of the annual impairment test indicated the fair value of our goodwill exceeded the carrying value.

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

Homes Passed and Customers

We report homes passed as the number of serviceable addresses, such as single residence homes, apartments and condominium units, and businesses passed by our broadband network and listed in our database. We report total subscribers as the number of subscribers who receive at least one of our HSD, Video or Telephony services, without regard to which or how many services they subscribe. We define each of the individual HSD subscribers, Video subscribers and Telephony subscribers as a revenue generating unit (“RGU”). The following table summarizes homes passed, total subscribers and total RGUs for our services as of each respective date and for comparability purposes, presents subscribers associated with the Company’s continuing operations as of each specified date prior to December 31, 2021:

	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2020 (1)	2021	2021	2021	2021
Homes passed	1,871,800	1,873,900	1,877,300	1,880,900	1,882,100
Total subscribers	522,900	528,000	530,500	531,600	532,900
HSD RGUs	498,800	504,900	507,900	509,500	511,700
Video RGUs	189,400	178,800	169,300	158,600	150,600
Telephony RGUs	110,400	108,000	105,600	102,400	100,000
Total RGUs	798,600	791,700	782,800	770,500	762,300
(1)	The Company combined certain billing systems during the second quarter of 2021, which standardized the statistical reporting of key metrics. The standardized reporting led to the following increases (decreases) at December 31, 2020: Homes passed 15,400, Total subscribers (4,200), HSD RGUs (700), Video RGUs (1,800), Telephony RGUs (600), and Total RGUs (3,100).

The following table displays the homes passed and subscribers related to the Company’s edge-out activities:

	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2020	2021	2021	2021	2021
Homes passed	76,100	76,500	77,400	78,000	78,200
Total subscribers	18,000	18,400	18,600	19,000	19,300
HSD RGUs	17,900	18,300	18,500	18,900	19,200
Video RGUs	7,200	7,100	6,900	6,900	6,900
Telephony RGUs	2,900	2,900	2,800	2,800	2,800
Total RGUs	28,000	28,300	28,200	28,600	28,900

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

Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our broadband networks were 93% and 92% of total revenue for the years ended December 31, 2021 and 2020. The remaining percentage of total revenue represents non-subscription revenue primarily from other business services, line assurance warranty services and advertising placement.

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

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

	Year ended			Year ended
	December 31, 2021			December 31, 2020
	Continuing	Discontinued	Total	Continuing	Discontinued	Total

	(in millions)
Revenue	$725.7	$308.3	$1,034.0	$730.2	$418.2	$1,148.4
Costs and expenses:
Operating (excluding depreciation and amortization)	376.4	112.0	488.4	405.2	165.0	570.2
Selling, general and administrative	175.2	11.8	187.0	170.2	12.3	182.5
Depreciation and amortization	169.3	41.0	210.3	151.0	79.6	230.6
Impairment losses on intangibles and goodwill	—	—	—	14.0	—	14.0
	720.9	164.8	885.7	740.4	256.9	997.3
Income (loss) from operations	4.8	143.5	148.3	(10.2)	161.3	151.1
Other income (expense):
Interest (expense) income	(93.5)	0.4	(93.1)	(130.0)	(0.7)	(130.7)
Gain on sale of assets, net	—	1,001.8	1,001.8	—	—	—
Loss on early extinguishment of debt	(3.2)	—	(3.2)	—	—	—
Other income, net	9.5	0.1	9.6	1.3	0.5	1.8
(Loss) income before provision for income tax	(82.4)	1,145.8	1,063.4	(138.9)	161.1	22.2
Income tax benefit (expense)	13.8	(306.7)	(292.9)	30.6	(38.4)	(7.8)
Net (loss) income	$(68.6)	$839.1	$770.5	$(108.3)	$122.7	$14.4

Revenue

Total revenue for the year ended December 31, 2021 decreased $114.4 million, or 10%, as compared to revenue for the year ended December 31, 2020, as follows:

	Year ended			Year ended
	December 31, 2021			December 31, 2020
	Continuing	Discontinued	Total	Continuing	Discontinued	Total

	(in millions)
Residential subscription	$561.6	$264.8	$826.4	$566.5	$359.9	$926.4
Business services subscription	110.4	28.9	139.3	105.6	38.1	143.7
Total subscription	672.0	293.7	965.7	672.1	398.0	1,070.1
Other business services	22.3	1.6	23.9	23.4	1.9	25.3
Other	31.4	13.0	44.4	34.7	18.3	53.0
	$725.7	$308.3	$1,034.0	$730.2	$418.2	$1,148.4

Continuing Operations

Total revenue from continuing operations decreased $4.5 million, or 1%, during the year ended December 31, 2021, compared to the year ended December 31, 2020.

Subscription Revenue

Total subscription revenue from continuing operations decreased $0.1 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. The slight decrease was driven by a $63.1 million shift in service offering mix, as we continue to experience a reduction in Video and Telephony RGUs. This decrease was offset almost entirely by a $52.5 million increase in average revenue per unit (“ARPU”), as HSD customers continue to purchase higher speed tiers; coupled with HSD and Video rate increases issued in 2021 and an increase of $10.5 million in volume attributable exclusively to the addition of HSD subscribers. ARPU is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period.

Other Business Services

Other business services revenue from continuing operations decreased $1.1 million, or 5%, during the year ended December 31, 2021 compared to year ended December 31, 2020. The decrease was primarily due to decreases in data center revenue.

Other

Other revenue from continuing operations decreased $3.3 million, or 10%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was primarily due to decreases in advertising, service call fee, and line assurance revenue.

Operating Expenses (Excluding Depreciation and Amortization)

Operating expenses (excluding depreciation and amortization) from continuing operations decreased $28.8 million, or 7%, during the year ended December 31, 2021 as compared to the year ended December 31, 2020. The decrease was primarily driven by decreases in direct operating expenses.

Additionally we recorded additional bad debt expense of $2.0 million from continuing operations during the year ended December 31, 2020, related to trade accounts receivable as a result of uncertainties around the economic positions of our customers impacted by the global health crisis. We did not incur such expense for the year ended December 31, 2021.

Incremental Contribution

Incremental contribution is defined as subscription services revenue less costs directly incurred from third parties in connection with the provision of such services to our customers (service direct expense). Incremental contribution from continuing operations increased $31.6 million during the year ended December 31, 2021 compared to the year ended December 31, 2020.

The increase is primarily related to the decrease in programming expense. Programming expense from continuing operations decreased from $205.5 million for the year ended December 31, 2020 to $177.4 million for the year ended December 31, 2021, which is attributable to the decline in Video RGU’s.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations increased $5.0 million, or 3%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase is primarily attributable to increases in marketing, compensation (including stock compensation), professional service and legal expenses associated with the sale of five of our markets and the refinancing of our long-term debt, partially offset by decreases in costs associated with digital transformation initiatives.

Depreciation and Amortization Expenses

Depreciation and amortization expenses from continuing operations increased $18.3 million, or 12%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase is primarily attributable to the timing of assets placed in service and increases in equipment and vehicle finance lease activity.

Impairment Losses on Intangibles and Goodwill

The Company recognized non-cash impairment charges of nil and $14.0 million for the years ended December 31, 2021 and 2020, respectively. The primary driver of the impairment charge in 2020 was a decline in the estimated fair market value of certain indefinite-lived intangible assets, as indicated by the decline in the Company’s common stock and revisions to market-level forecasts. See Note 7 – Franchise Operating Rights & Goodwill for discussion of non-cash impairment charges for the year ended December 31, 2020.

Interest Expense

Interest expense from continuing operations decreased $36.5 million, or 28%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease is primarily due to lower interest rates on a lower outstanding principal balance, the significant repayment of debt in the third and fourth quarters of 2021, and the expiration of the interest rate swap agreement in May 2021.

Other Income

Other income from continuing operations increased $8.2 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase is primarily related to the Transition Services Agreements with Atlantic and Astound, which began on September 1, 2021 and November 1, 2021, respectively, to support post-transaction continuity of service during the transition periods.

Discontinued Operations

On September 1, 2021, we sold our Cleveland and Columbus, Ohio markets to Atlantic for approximately $1.125 billion, subject to adjustments, including customary working capital adjustments, as specified in the Atlantic Purchase Agreement. As a result of the sale, we recognized a gain on sale of $689.8 million for the year ended December 31, 2021.

Additionally on November 1, 2021, we completed the sale of our Chicago, Illinois, Evansville, Indiana, and Baltimore, Maryland markets to Astound Broadband for $661.0 million, subject to adjustments, including customary working capital adjustments, as specified in the Astound Purchase Agreement. As a result of the sale, we recognized a gain on sale of $311.5 million for the year ended December 31, 2021.

Revenue from discontinued operations decreased $109.9 million, or 26%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. The decreases are primarily due to the divestitures of the Cleveland and Columbus, Ohio markets on September 1, 2021 and the Chicago, Illinois, Evansville, Indiana, and Baltimore, Maryland markets on November 1, 2021.

Operating expenses from discontinued operations (excluding depreciation and amortization) decreased $53.0 million, or 32%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. Additionally, programming expense decreased $46.8 million over the corresponding periods. These decreases are primarily due to the divestitures mentioned above.

Discontinued operating expenses do not include general corporate overhead or continuing costs related to providing service per the transition service agreements. Certain costs of providing the transition service agreements will continue during the term of the agreements as services are provided; however, upon termination of the agreements, these costs are expected to be reduced. In addition, general corporate overhead costs are expected to be reduced over a three year period.

Income Tax Expense

We reported total income tax expense of $292.9 million and $7.8 million for the years ended December 31, 2021 and 2020, respectively. The increase in income tax expense is primarily related to an increase in income before tax resulting from the asset sales when compared to the corresponding periods in 2020.

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

The following table provides a reconciliation of incremental contribution to income from operations, which is the most directly comparable GAAP measure, for the periods presented:

	Year ended			Year ended
	December 31, 2021			December 31, 2020
	Continuing	Discontinued	Total	Continuing	Discontinued	Total

	(in millions)
Income (loss) from operations	$4.8	$143.5	$148.3	$(10.2)	$161.3	$151.1
Revenue (excluding subscription revenue)	(53.7)	(14.6)	(68.3)	(58.1)	(20.2)	(78.3)
Other non-allocated operating expense (excluding depreciation and amortization)	176.6	24.0	200.6	173.7	29.9	203.6
Selling, general and administrative	175.2	11.8	187.0	170.2	12.3	182.5
Depreciation and amortization	169.3	41.0	210.3	151.0	79.6	230.6
Impairment losses on intangibles and goodwill	—	—	—	14.0	—	14.0
Incremental contribution	$472.2	$205.7	$677.9	$440.6	$262.9	$703.5

Previously Disclosed Results of Operations

For a complete narrative of our results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2020.

Liquidity and Capital Resources

Overview

We completed the sale of five of our markets during the second half of 2021, utilizing the majority of the net proceeds to repay and refinance our long-term debt. At December 31, 2021, the principal amount of our outstanding consolidated debt aggregated to $741.4 million, of which $17.9 million is classified as current in our consolidated balance sheet as of such date. As of December 31, 2021, we had borrowing capacity of $250.0 million under our new Revolving Credit Facility. We are required to prepay principal amounts if we generate excess cash flow, as defined in the Credit Agreement.

Our primary funding requirements are for our ongoing operations, capital expenditures, outstanding debt obligations, including lease agreements, and strategic investments. As of December 31, 2021, we had $193.2 million of cash and cash equivalents. We believe that our existing cash balances, available borrowing capacity under our Revolving Credit Facility, and operating cash flows will provide sufficient resources to fund our obligations and anticipated liquidity requirements over the next 12 months.

Our ability to fund operations, make capital expenditures, repay debt obligations and make future acquisitions and strategic investments depends on future operating performance and cash flows, which are subject to prevailing economic conditions and to financial, business and other factors, including the impact of COVID-19, some of which are beyond our control.

Contractual Obligations

We have obligations to make future payments for goods and services under certain contractual arrangements. These contractual obligations secure the future rights to various assets and services to be used in the normal course of our operations. In accordance with GAAP, the future rights and obligations pertaining to firm commitments, such as operating lease obligations and certain contractual purchase obligations, are not reflected as assets or liabilities in the accompanying consolidated balance sheets. The long term debt obligations are our principal payments on cash debt service obligations. Finance lease obligations are future lease payments on certain equipment and vehicles. Operating lease obligations are the future minimum rental payments required under the operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2021.

The following table summarizes certain of our obligations as of December 31, 2021 and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payment due by period
	Total	2022	2023 - 2024	2025 - 2026	Thereafter

	(in millions)
Long term debt obligations(1)	$730.0	$7.3	$14.6	$14.6	$693.5
Finance lease obligations	23.4	10.9	11.5	1.0	—
Operating lease obligations(2)	21.6	6.0	9.0	4.5	2.1
Total	$775.0	$24.2	$35.1	$20.1	$695.6
(1)	Interest payments associated with our variable-rate debt have not been included in the table. Assuming that our $730.0 million of variable-rate Senior Secured Credit Facilities as of December 31, 2021 is held to maturity, and utilizing interest rates in effect at December 31, 2021, our annual interest payments (including commitment fees and letter of credit fees) on variable rate Senior Secured Credit Facilities as of December 31, 2021 is anticipated to be approximately $27.1 million for fiscal year 2022, $53.4 million for fiscal years 2023-2024, $52.3 million for the fiscal years 2025-2026 and $48.1 thereafter. The debt matures in December 2028. The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of December 31, 2021.
(2)	In addition to the above operating lease obligations, we also rent utility poles used in our operations. Generally, pole rentals are cancellable on short notice, but we anticipate that such rentals will recur. Rent expense for pole rental attachments was approximately $6.1 million, $5.2 million and $5.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Operating, Investing, and Financing Activities

Operating Activities

Net cash provided by operating activities decreased $103.4 million from $277.4 million for the year ended December 31, 2020 to $174.0 million for the year ended December 31, 2021. The decrease is primarily due to the increase in income taxes paid as a result of the sale of five of our service areas in the second half of 2021, the reduction in operating income, including the impact from the aforementioned sale, and timing differences of our receivables and payables, partially offset by the decrease in interest paid.

Investing Activities

Net cash used in investing activities was $234.3 million for the year ended December 31, 2020 compared to net cash provided by investing activities of $1,559.3 million for the year ended December 31, 2021. The change is primarily attributable to proceeds received from the sale of our Cleveland and Columbus, Ohio, Chicago, Illinois, Evansville, Indiana, and Baltimore, Maryland markets, as well as a decrease in capital expenditures.

We have ongoing capital expenditure requirements related to the maintenance, expansion and technological upgrades of our network infrastructure. Capital expenditures are funded primarily through a combination of cash on hand and cash flow from operations. Our capital expenditures were $207.7 million and $234.1 million for years ended December 31, 2021 and December 31, 2020, respectively. The $26.4 million decrease from the year ended December 31, 2020 to the year ended December 31, 2021 is primarily related to decreased expenditures related to customer premise equipment (“CPE”) partially offset by network enhancements focused on increasing bandwidth capacity, standardization and reliability to meet the needs of our customers.

The following table sets forth additional information regarding our capital expenditures for the periods presented:

	Year ended			Year ended
	December 31, 2021			December 31, 2020
	Continuing	Discontinued	Total	Continuing	Discontinued	Total

	(in millions)
Capital Expenditures
Customer premise equipment(1)	$68.1	$29.8	$97.9	$87.9	$48.4	$136.3
Scalable infrastructure(2)	40.3	3.2	43.5	32.2	2.0	34.2
Line extensions(3)	13.6	4.2	17.8	13.9	1.9	15.8
Support capital and other(4)	40.3	8.2	48.5	37.4	10.4	47.8
Total	$162.3	$45.4	$207.7	$171.4	$62.7	$234.1
Capital expenditures included in total related to:
Edge-outs(5)	$4.5	$1.4	$5.9	$6.5	$2.1	$8.6
Business services(6)	$13.8	$2.7	$16.5	$13.7	$2.0	$15.7
(1)	Customer premise equipment (“CPE”) includes equipment and installation costs incurred to deliver services to residential and business services customers. CPE includes the costs of acquiring and installing our set-top boxes and modems, as well as the cost of customer connections to our network.
(2)	Scalable infrastructure includes costs, not directly related to customer acquisition activity, to support new customer growth and provide service enhancements (e.g., headend equipment).
(3)	Line extensions include costs associated with new home development within our footprint and edge-outs (e.g., fiber / coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(4)	Support capital and other includes costs to modify or replace existing HFC network, including enhancements, and all other costs to support day-to-day operations, including land, buildings, vehicles, office equipment, tools and test equipment.
(5)	Edge-outs represent costs to extend our network into new adjacent service areas, including the associated CPE.
(6)	Business services represent costs associated with the build-out of our network to support business services customers, including the associated CPE.

Financing Activities

Net cash used in financing activities increased $1,500.8 million from $51.7 million for the year ended December 31, 2020 to $1,552.5 million for the year ended December 31, 2021. The increase is primarily attributable to an increase in net repayments of $1,490.7 million during the year ended December 31, 2021 compared to the year ended December 31, 2020.

New Accounting Pronouncements

See Part II-Item 8 Financial Statements and Supplementary Data, Note 2 – Summary of Significant Accounting Policies, “Recent Accounting Pronouncements” for a description of new accounting pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of December 31, 2021, borrowings under our Term B Loans and Revolving Credit Facility bear interest at SOFR plus 3.00% and SOFR plus 2.75%, respectively.  As of December 31, 2021, our Senior Secured Credit Facility is variable rate debt. A hypothetical 100 basis point (1%) change in SOFR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of December 31, 2021) would result in an annual interest expense charge of up to approximately $7.3 million under our Senior Secured Credit Facility.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the year ended December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. Our management, under the supervision and with the participation of the Certifying Officers, assessed the effectiveness of the design and operation of our internal controls over financial reporting as of December 31, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

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

Shareholders and Board of Directors

WideOpenWest, Inc.

Englewood, Colorado

Opinion on Internal Control over Financial Reporting

We have audited WideOpenWest, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

Atlanta, Georgia

February 24, 2022

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

Shareholders and Board of Directors

WideOpenWest, Inc.

Englewood, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of WideOpenWest, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

Determining the Fair Value of Certain Franchise Operating Rights

As described in Notes 2 and 7 to the consolidated financial statements, the carrying amount of the Company’s franchise operating rights was $620.1 million as of December 31, 2021. The Company evaluates the recoverability of its franchise operating rights annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that it is more likely than not that the franchise operating rights’ carrying value exceeds its estimated fair value. The Company estimates the fair value of each franchise operating right using the multi-period excess earnings method, an income approach. No impairment charges were recorded as a result of the Company’s annual impairment test.

We identified the estimate of the fair value of certain franchise operating rights as part of the annual impairment assessment to be a critical audit matter. The principal considerations that led to this determination were: (i) these franchise operating rights did not pass the quantitative annual impairment assessment by a significant margin and, therefore, the fair value estimates were sensitive to changes in the significant assumptions which were considered to be forecasted revenue growth rates, forecasted margins, forecasted customer attrition (churn) rates and the discount rate and (ii) the audit effort involved the use of professionals with specialized skills and knowledge. These assumptions were especially challenging to test and required significant auditor judgment because they were affected by expected future market conditions.

The primary procedures we performed to address this critical audit matter included:

●	Obtaining an understanding, evaluating the design and testing the operating effectiveness of controls over the Company’s calculation of the fair value of franchise operating rights, including controls over management’s review of the significant assumptions described above.
●	Evaluating the reasonableness of management’s forecasts by (i) understanding management’s process for developing the forecasted revenue growth rates, forecasted margins, and forecasted customer attrition (churn) rates, and (ii) comparing these assumptions to historical results and to forecasted information included in industry reports.
●	Utilizing our valuation professionals to assist in (i) assessing the appropriateness of the valuation model method, and (ii) evaluating the reasonableness of the Company’s discount rate.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2012.

Atlanta, Georgia

February 24, 2022

WideOpenWest, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2021	2020

	(in millions, except share data)
Assets
Current assets
Cash and cash equivalents	$193.2	$12.4
Accounts receivable—trade, net of allowance for doubtful accounts of $4.3 and $6.7, respectively	40.9	44.4
Accounts receivable—other, net	17.2	2.8
Prepaid expenses and other	30.7	16.0
Current assets held for sale	—	39.2
Total current assets	282.0	114.8
Right-of-use lease assets—operating	17.2	22.1
Property, plant and equipment, net	722.3	720.9
Franchise operating rights	620.1	620.1
Goodwill	225.1	225.1
Intangible assets subject to amortization, net	1.7	1.9
Other non-current assets	38.3	42.1
Non-current assets held for sale	—	740.0
Total assets	$1,906.7	$2,487.0
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable—trade	$50.3	$32.4
Accrued interest	0.8	4.0
Current portion of long-term lease liability—operating	5.1	5.8
Accrued liabilities and other	218.7	79.7
Current portion of long-term debt and finance lease obligations	17.9	37.5
Current portion of unearned service revenue	28.1	28.6
Current liabilities held for sale	—	47.9
Total current liabilities	320.9	235.9
Long-term debt and finance lease obligations, net of debt issuance costs —less current portion	723.5	2,228.5
Long-term lease liability—operating	13.8	19.0
Deferred income taxes, net	257.6	200.6
Other non-current liabilities	20.1	13.1
Non-current liabilities held for sale	—	2.3
Total liabilities	1,335.9	2,699.4
Commitments and contingencies (Note 17)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 96,225,910 and 95,187,161 issued as of December 31, 2021 and December 31, 2020, respectively; 87,392,088 and 86,847,797 outstanding as of December 31, 2021 and December 31, 2020, respectively	1.0	1.0
Additional paid-in capital	348.5	333.8
Accumulated other comprehensive income (loss)	—	(6.5)
Accumulated income (deficit)	310.5	(460.0)
Treasury stock at cost, 8,833,822 and 8,339,364 shares as of December 31, 2021 and December 31, 2020, respectively	(89.2)	(80.7)
Total stockholders’ equity (deficit)	570.8	(212.4)
Total liabilities and stockholders’ equity (deficit)	$1,906.7	$2,487.0

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31,
	2021	2020	2019

	(in millions, except per share and share data)
Revenue	$725.7	$730.2	$727.0
Costs and expenses:
Operating (excluding depreciation and amortization)	376.4	405.2	397.4
Selling, general and administrative	175.2	170.2	159.3
Depreciation and amortization	169.3	151.0	133.4
Impairment losses on intangibles and goodwill	—	14.0	9.7
Loss (gain) on sale of operating assets, net	—	—	5.4
	720.9	740.4	705.2
Income (loss) from operations	4.8	(10.2)	21.8
Other income (expense):
Interest expense	(93.5)	(130.0)	(141.9)
Loss on early extinguishment of debt	(3.2)	—	—
Other income, net	9.5	1.3	3.8
Loss from continuing operations before provision for income tax	(82.4)	(138.9)	(116.3)
Income tax benefit	13.8	30.6	33.9
Loss from continuing operations	(68.6)	(108.3)	(82.4)
Discontinued Operations (Note 1)
Income from discontinued operations, net of tax	839.1	122.7	118.8
Net income	$770.5	$14.4	$36.4

Basic and diluted (loss) per common share - continuing operations
Basic	$(0.83)	$(1.33)	$(1.02)
Diluted	$(0.83)	$(1.33)	$(1.02)
Basic and diluted earnings per common share - discontinued operations
Basic	$10.14	$1.51	$1.47
Diluted	$10.14	$1.51	$1.47
Basic and diluted earnings per common share
Basic	$9.31	$0.18	$0.45
Diluted	$9.31	$0.18	$0.45
Weighted-average common shares outstanding
Basic	82,720,934	81,561,707	80,713,926
Diluted	82,720,934	81,561,707	80,713,926

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2021	2020	2019

	(in millions)
Net income	$770.5	$14.4	$36.4
Unrealized gain (loss) on derivative instrument, net of tax	6.5	9.0	(9.0)
Comprehensive income	$777.0	$23.4	$27.4

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

					Accumulated
		Common	Treasury	Additional	Other		Total
	Common	Stock	Stock at	Paid-in	Comprehensive	Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Income (Loss)	Income (Deficit)	Equity (Deficit)

	(in millions, except share data)
Balances at January 1, 2019	82,680,380	$0.9	$(78.1)	$312.7	$(6.5)	$(510.8)	$(281.8)
Changes in accumulated other comprehensive loss, net	—	—	—	—	(9.0)	—	(9.0)
Stock-based compensation	—	—	—	10.1	—	—	10.1
Issuance of restricted stock, net	1,609,514	—	—	—	—	—	—
Purchase of shares	(186,786)	—	(1.6)	—	—	—	(1.6)
Net income	—	—	—	—	—	36.4	36.4
Balances at December 31, 2019(1)	84,103,108	$0.9	$(79.7)	$322.8	$(15.5)	$(474.4)	$(245.9)
Changes in accumulated other comprehensive loss, net	—	—	—	—	9.0	—	9.0
Stock-based compensation	—	0.1	—	11.0	—	—	11.1
Issuance of restricted stock, net	3,004,954	—	—	—	—	—	—
Purchase of shares	(260,265)	—	(1.0)	—	—	—	(1.0)
Net income	—	—	—	—	—	14.4	14.4
Balances at December 31, 2020(1)	86,847,797	$1.0	$(80.7)	$333.8	$(6.5)	$(460.0)	$(212.4)
Changes in accumulated other comprehensive loss, net	—	—	—	—	6.5	—	6.5
Stock-based compensation	—	—	—	14.7	—	—	14.7
Issuance of restricted stock, net	1,038,749	—	—	—	—	—	—
Purchase of shares	(494,458)	—	(8.5)	—	—	—	(8.5)
Net income	—	—	—	—	—	770.5	770.5
Balances at December 31, 2021(1)	87,392,088	$1.0	$(89.2)	$348.5	$—	$310.5	$570.8
(1)	Included in outstanding shares as of December 31, 2021, 2020 and 2019 are 4,325,124, 4,990,971 and 3,140,168, respectively, of non-vested shares of restricted stock awards granted to employees and directors.

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2021	2020	2019

	(in millions)
Cash flows from operating activities:
Net income	$770.5	$14.4	$36.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	210.3	230.6	206.2
Deferred income taxes	54.9	5.3	4.3
Provision for doubtful accounts	11.2	16.8	16.9
Gain on sale of markets	(1,001.3)	—	—
(Gain) loss on sale of assets, net	(0.5)	—	5.4
Amortization of debt issuance costs and discount	4.7	4.7	4.7
Loss on debt extinguishment	3.2	—	—
Impairment losses on intangibles and goodwill	—	14.0	9.7
Non-cash compensation	15.3	11.1	10.1
Other non-cash items	(0.2)	(0.2)	0.6
Changes in operating assets and liabilities:
Receivables and other operating assets	(27.9)	(28.1)	(25.2)
Payables and accruals	133.8	8.8	(2.8)
Net cash provided by operating activities	$174.0	$277.4	$266.3
Cash flows from investing activities:
Capital expenditures	$(207.7)	$(234.1)	$(247.5)
Proceeds from sale of markets, net	1,765.7	—	24.7
Other investing activities	1.3	(0.2)	(1.3)
Net cash provided by (used in) investing activities	$1,559.3	$(234.3)	$(224.1)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	$762.1	$91.0	$80.0
Payments on long-term debt and finance lease obligations	(2,303.5)	(141.7)	(112.8)
Payments of debt issuance costs	(2.6)	—	—
Purchase of shares	(8.5)	(1.0)	(1.6)
Net cash used in financing activities	$(1,552.5)	$(51.7)	$(34.4)
Increase (decrease) in cash and cash equivalents	180.8	(8.6)	7.8
Cash and cash equivalents, beginning of period	12.4	21.0	13.2
Cash and cash equivalents, end of period	$193.2	$12.4	$21.0
Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$93.1	$124.0	$139.0
Cash paid during the periods for income taxes	$97.1	$1.5	$1.6
Cash received during the periods for refunds of income taxes	$—	$4.6	$4.4
Insurance proceeds received for business interruption	$—	$—	$9.6
Non-cash financing activities:
Other financing arrangements	$—	$1.1	$—
Capital expenditure accounts payable and accruals	$27.4	$19.1	$16.8

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1. Organization and Basis of Presentation

Organization

WideOpenWest, Inc. (“WOW” or the “Company”) is a leading broadband services provider offering high-speed data ("HSD"), cable television ("Video"), and digital telephony ("Telephony") services to residential and business customers. The Company serves customers in 14 markets in the United States which consist of Detroit and Lansing, Michigan; Augusta, Columbus, Newnan and West Point, Georgia; Charleston, South Carolina; Dothan, Auburn, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida.

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

Discontinued Operations – Sale of Service Areas

On June 30, 2021, WOW entered into an Asset Purchase Agreement with Atlantic Broadband (OH), LLC, (“Atlantic”), a U.S. cable operator and subsidiary of Cogeco Communications, Inc. and Atlantic Broadband Finance, LLC, a Delaware limited liability company (the “Atlantic Purchase Agreement”), whereby Atlantic agreed to acquire the Company’s Cleveland and Columbus, Ohio markets for approximately $1.125 billion, subject to adjustments, including customary working capital adjustments, as specified in the Atlantic Purchase Agreement. The sale was completed on September 1, 2021. Refer to Note 5 – Asset Sales for additional information regarding the sale.

Additionally, on June 30, 2021, WOW entered into an Asset Purchase Agreement with Radiate HoldCo, LLC, a telecommunications holding company affiliated with RCN Telecom Services LLC, Grande Communications Networks, LLC and WaveDivision Holdings, LLC (collectively, “Astound Broadband”) (the “Astound Purchase Agreement”), whereby Radiate HoldCo, LLC agreed to acquire the Company’s Chicago, Illinois, Evansville, Indiana and Baltimore, Maryland markets for approximately $661.0 million, subject to adjustments, including customary working capital adjustments, as specified in the Astound Purchase Agreement. The sale was completed on November 1, 2021. Refer to Note 5 – Asset Sales for additional information regarding the sale.

The divestiture of these markets represents a strategic shift in WOW’s business as the markets represented approximately 37% of total revenue for the three and six months ended June 30, 2021 and as such were presented as discontinued operations in the Form 10-Q for the period ending June 30, 2021. The Company will continue to present these markets as discontinued operations in the consolidated statements of operations and exclude from continuing operations for all periods in which such discontinued operations are presented. Results of discontinued operations include all revenues and direct expenses of these markets. General corporate overhead is not allocated to discontinued operations.

In connection with the divestitures, the Company has entered into a transition services agreement under which WOW will continue to provide certain services to Atlantic and Astound Broadband. Under the transition services agreements, the buyers may elect a variety of services, including but not limited to: information technology, network, business support services, etc. The term of the transition services agreements are for 12 months following the closing date, with two optional three month extensions. None of the costs related to the employees, processes or systems that will be utilized to provide the services under the transition services agreements were allocated to discontinued operations.

The assets and liabilities sold under the Atlantic Purchase Agreement and the Astound Purchase Agreement were written off on September 1, 2021 and November 1, 2021, respectively. The amounts presented for the period ended December 31, 2020 include the assets and liabilities sold under the Atlantic Purchase Agreement and the Astound Purchase Agreement:

December 31,
2020
(in millions)
Assets
Current assets
Accounts receivable—trade, net of allowance for doubtful accounts of $1.8	$25.1
Accounts receivable—other, net	0.9
Prepaid expenses and other	13.2
Total current assets	39.2
Right-of-use lease assets—operating	2.8
Property, plant and equipment, net	379.4
Franchise operating rights	165.4
Goodwill	183.7
Intangible assets subject to amortization, net	0.2
Other non-current assets	8.5
Total assets	$779.2
Liabilities
Current liabilities
Accounts payable—trade	$11.4
Current portion of long-term lease liability—operating	0.7
Accrued liabilities and other	18.9
Current portion of unearned service revenue	16.9
Total current liabilities	47.9
Long-term lease liability—operating	2.3
Total liabilities	$50.2

The following table presents information regarding certain components of income from discontinued operations:

	Year ended December 31,
	2021 (1)	2020	2019

	(in millions)
Revenue	$308.3	$418.2	$418.8
Costs and expenses:
Operating (excluding depreciation and amortization)	112.0	165.0	178.4
Selling, general and administrative	11.8	12.3	13.0
Depreciation and amortization	41.0	79.6	72.8
	164.8	256.9	264.2
Income from operations	143.5	161.3	154.6
Other income (expense):
Interest income (expense)	0.4	(0.7)	(0.2)
Gain on sale of assets, net	1,001.8	—	—
Other income, net	0.1	0.5	(0.2)
Income from discontinued operations before provision for income tax	1,145.8	161.1	154.2
Income tax expense	(306.7)	(38.4)	(35.4)
Income from discontinued operations	$839.1	$122.7	$118.8

(1)	Includes the activity for the Cleveland and Columbus, Ohio markets through September 1, 2021 and the Chicago, Illinois, Evansville, Indiana, and Baltimore, Maryland markets through November 1, 2021.

The following table presents revenue by service offering from discontinued operations:

	Year ended December 31,
	2021(1)	2020	2019

	(in millions)
Residential subscription
HSD	$150.1	$185.6	$170.4
Video	103.2	157.4	166.2
Telephony	11.5	16.9	18.9
Total Residential subscription	$264.8	$359.9	$355.5
Business subscription
HSD	$17.8	$22.6	$21.3
Video	2.7	3.6	3.6
Telephony	8.4	11.9	12.1
Total business subscription	$28.9	$38.1	$37.0
Total subscription services revenue	293.7	398.0	392.5
Other business services revenue	1.6	1.9	2.8
Other revenue	13.0	18.3	23.5
Total revenue	$308.3	$418.2	$418.8
(1)	Includes the activity for the Cleveland and Columbus, Ohio markets through September 1, 2021 and the Chicago, Illinois, Evansville, Indiana, and Baltimore, Maryland markets through November 1, 2021.

The following table presents specified items of cash flow and significant non-cash items of discontinued operations:

	Year ended December 31,
	2021 (1)	2020	2019

	(in millions)
Specified items of cash flow:
Capital expenditures	$45.4	$62.7	$103.2

Non-cash operating activities:
Operating lease additions	$0.7	$0.7	$—
Non-cash investing activities:
Capital expenditure accounts payable and accruals	$—	$2.1	$1.0
(1)	Includes the activity for the Cleveland and Columbus, Ohio markets through September 1, 2021 and the Chicago, Illinois, Evansville, Indiana, and Baltimore, Maryland markets through November 1, 2021.
(1)

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

Provision for Doubtful Accounts

The provision for doubtful accounts and the allowance for doubtful accounts are based on historical trends. The Company’s policy to reserve for potential bad debts is based on the aging of the individual receivables. The Company manages credit risk by disconnecting services to customers who are delinquent, generally after 100 days of delinquency. The individual receivables are written-off after all reasonable efforts to collect the funds have been made. Actual write-offs may differ from the amounts reserved. See Note 3 – Revenue from Contracts with Customers for a discussion of changes in the allowance for doubtful accounts for the periods presented.

Prepaid Expenses and Other

Prepaid expenses and other primarily consists of short-term deferred contract costs and prepaid software and insurance costs. Prepayments are recognized as operating expenses or selling, general, and administrative expense over the life of the underlying agreements.

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

The Company calculates the fair value of franchise operating rights using the multi-period excess earnings method, an income approach, which calculates the value of an intangible asset by discounting its future cash flows. The fair value is determined based on estimated discrete discounted future cash flows attributable to each franchise operating right intangible asset using assumptions consistent with internal forecasts. Assumptions key in estimating fair value under this method include, but are not limited to, revenue and subscriber growth rates (less anticipated customer churn), operating expenditures, capital expenditures (including any build out), market share achieved, contributory asset charge rates, tax rates and discount rate. The discount rate used in the model represents a weighted average cost of capital and the perceived risk associated with an intangible asset such as franchise operating rights. See Note 7 – Franchise Operating Rights & Goodwill for discussion of impairment charges recognized for the periods presented.

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

The Company determined it had one reporting unit as part of its annual goodwill analysis on October 1. See Note 7 – Franchise Operating Rights & Goodwill for a discussion of impairment charges recognized for the periods presented.

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

Programming Costs

Programming is acquired for distribution to subscribers, generally pursuant to multi-year license agreements, with rates typically based on the number of subscribers that receive the programming. These programming costs are included in operating expenses in the month the programming is distributed.

Advertising Costs

The cost of advertising is expensed as incurred and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Advertising expense during the years ended December 31, 2021, 2020 and 2019 was $39.5 million, $38.0 million and $32.3 million, respectively.

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

Derivative Financial Instruments

The Company may use derivative financial instruments to manage its exposure to fluctuations in interest rates by entering into interest rate exchange agreements such as interest rate swaps. All derivatives, whether designated as a hedge or not, are required to be recorded on the consolidated balance sheet at fair value. If the derivative is designated as a hedge and is highly effective as a hedging instrument, recognition of changes in fair value depend on whether the derivative is used in a fair value hedge, in which changes are recognized in earnings, or cash flow hedge, in which changes are recognized in other comprehensive income. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. Refer to Note 11 – Derivative Instruments and Hedging Activities for a discussion of hedging activities for the periods presented.

Stock-based Compensation

The Company’s stock-based compensation consists of liability and equity based restricted stock awards with service, performance and market conditions. Restricted stock awards are measured at the grant date fair value and amortized to stock compensation expense over the requisite service period. The fair value of restricted stock awards with market conditions is measured utilizing Monte Carlo simulations. Awards with performance or market conditions will vest based on the Company’s achievement level relative to specific requirements. For all restricted stock awards, the Company accounts for forfeitures as they occur. Refer to Note 13 – Stock-Based Compensation for a discussion of the Company’s stock-based compensation for the periods presented.

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

Recently Issued Accounting Pronouncements

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional guidance, expedients and exceptions for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update apply to all entities, subject to meeting the criteria, which participate in contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 was subsequently amended by ASU 2021-01, Reference Rate Reform (Topic  848), Scope, which refines the scope of Topic 848 and permits optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships. The amendments of these updates are available to all entities as of March 12, 2020 through December 31, 2022. The Company has not yet adopted these amendments, but has determined the impact of adopting this guidance will not have a material impact on its financial position, results of operations and cash flows.

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

Revenue by Service Offering

The following table presents revenue by service offering:

	Year ended December 31,
	2021	2020	2019

	(in millions)
Residential subscription
HSD	$329.0	$294.5	$270.3
Video	204.1	236.4	251.2
Telephony	28.5	35.6	41.0
Total Residential subscription	$561.6	$566.5	$562.5
Business subscription
HSD	$70.1	$64.5	$59.0
Video	11.4	11.4	11.0
Telephony	28.9	29.7	30.7
Total business subscription	$110.4	$105.6	$100.7
Total subscription services revenue	672.0	672.1	663.2
Other business services revenue(1)	22.3	23.4	24.6
Other revenue	31.4	34.7	39.2
Total revenue	$725.7	$730.2	$727.0
(1)	Includes wholesale and colocation lease revenue of $19.4 million for both years ended December 31, 2021 and 2020 and $18.8 million for the year ended 2019.

Costs of Obtaining Contracts with Customers

The Company recognizes an asset for incremental costs of obtaining contracts with customers when it expects to recover those costs. Costs which would be incurred regardless of whether a contract is obtained are expensed as they are incurred.  Costs of obtaining contracts with customers are amortized over the expected period of benefit, which generally ranges from three to four years for residential customers and five to six years for business customers. The current portion and the non-current portion of costs of obtaining contracts with customers are included in prepaid expenses and other and other noncurrent assets, respectively, in the Company’s consolidated balance sheets. Amortization of costs of obtaining contracts with customers is included in selling, general and administrative expense in the Company’s consolidated statements of operations.

The following table summarizes the activity of costs of obtaining contracts with customers:

	2021	2020	2019

	(in millions)
Balance at beginning of period	$31.8	$20.9	$6.5
Deferral	15.5	17.4	18.1
Amortization	(10.0)	(6.5)	(3.7)
Balance at end of period	$37.3	$31.8	$20.9

The following table presents the current and non-current costs of obtaining contracts with customers as of the end of the corresponding periods:

	December 31, 2021	December 31, 2020

	(in millions)
Current costs of obtaining contracts with customers	$14.1	$3.6
Non-current costs of obtaining contracts with customers	23.2	28.2
Total costs of obtaining contracts with customers	$37.3	$31.8

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

The following tables present the activity of current and non-current contract liabilities:

	2021	2020	2019

	(in millions)
Balance at beginning of period	$2.9	$2.8	$2.6
Deferral	12.4	8.8	9.7
Revenue recognized	(12.0)	(8.7)	(9.5)
Balance at end of period	$3.3	$2.9	$2.8

The following table presents the current and non-current portion of contract liabilities as of the end of the corresponding periods:

	December 31, 2021	December 31, 2020

	(in millions)
Current contract liabilities	$2.9	$2.4
Non-current contract liabilities	0.4	0.5
Total contract liabilities	$3.3	$2.9

Unsatisfied Performance Obligations

Revenue from month-to-month residential subscription service contracts have historically represented a significant portion of the Company’s revenue and the Company expects that this will continue to be the case in future periods. All residential subscription service performance obligations will be satisfied within one year.

A summary of expected business subscription and other business services revenue to be recognized in future periods related to performance obligations which have not been satisfied or are partially unsatisfied as of December 31, 2021 is set forth in the table below:

	2022	2023	2024	Thereafter	Total

	(in millions)
Subscription services	$39.2	$20.2	$8.0	$2.5	$69.9
Other business services	3.3	1.5	0.6	—	5.4
Total expected revenue	$42.5	$21.7	$8.6	$2.5	$75.3

Provision for Doubtful Accounts

The provision for doubtful accounts and the allowance for doubtful accounts are based on the aging of the individual receivables, historical trends and current and anticipated future economic conditions. The Company manages credit risk by disconnecting services to customers who are delinquent, generally after 100 days of delinquency. The individual receivables are written-off after all reasonable efforts to collect the funds have been made. Actual write-offs may differ from the amounts reserved.

The following table presents the change in the allowance for doubtful accounts for trade accounts receivable:

	Year ended
	December 31,
	2021	2020

	(in millions)
Balance at beginning of period	$6.7	$6.4
Provision charged to expense	8.3	11.6
Accounts written off, net of recoveries	(10.7)	(11.3)
Balance at end of period	$4.3	$6.7

The Company had accounts written off, net of recoveries, of non-trade accounts receivable of $0.2 million for the year ended December 31, 2020. The Company did not have such write-offs for the year ended December 31, 2021.

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,	December 31,
	2021	2020

	(in millions)
Distribution facilities	$1,238.3	$1,148.8
Customer premise equipment	267.7	266.2
Head-end equipment	228.5	209.5
Telephony infrastructure	52.4	52.5
Computer equipment and software	132.5	102.5
Vehicles	23.7	22.7
Buildings and leasehold improvements	32.1	31.0
Office and technical equipment	18.9	18.7
Land	4.4	4.4
Construction in progress (including material inventory and other)	34.9	32.8
Total property, plant and equipment	2,033.4	1,889.1
Less accumulated depreciation	(1,311.1)	(1,168.2)
	$722.3	$720.9

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $168.9 million, $150.1 million, and $131.6 million, respectively. For the year ended December 31, 2019, the Company wrote-off $2.1 million of obsolete assets which is included in the loss (gain) on sale of operating assets, net. The Company recognized insignificant asset write-offs for the years ended December 31, 2021 and 2020.

Note 5. Asset Sales

Sale of Five Service Areas

On June 30, 2021, the Company entered into the Atlantic Purchase Agreement and the Astound Purchase Agreement for approximately $1.125 billion and $661.0 million, respectively. Refer to Note 1 – Organization and Basis of Presentation for a discussion of the Company’s discontinued operations.

The Atlantic Purchase Agreement closed on September 1, 2021, as a result of which the Company received net proceeds of $1.1 billion and recorded a gain of $689.8 million. Additionally, the Astound Purchase Agreement was completed on November 1, 2021, as a result of which the Company received net proceeds of $653.2 million and recorded a gain of $311.5 million. The gains are reported within discontinued operations in the consolidated statement of operations for the year ended December 31, 2021. The Company retained certain estimated construction related liabilities presented in accounts payable – trade in the Company’s consolidated balance sheet as of December 31, 2021.

As of December 31, 2021, the Company utilized the net proceeds from the sales to repay and refinance its long-term debt. Refer to Note 10 – Long-Term Debt and Finance Lease Obligations for additional information.

In connection with the closing of the Atlantic Purchase Agreement and the Astound Purchase Agreement, the Company entered into a one year Transition Services Agreement with each buyer in which the Company will provide certain transition services to both buyers. The services to be provided under each Transition Services Agreement relate primarily to information technology, network, sales and business support.

Income earned under these agreements is presented in other income, net in the consolidated statement of operations and associated receivables are presented in accounts receivable – other, net in the Company’s consolidated balance sheet as of December 31, 2021. The Company recognized $8.5 million of income related to the Transition Services Agreements for the year ended December 31, 2021.

6. Leases

The Company leases certain property, vehicles and equipment for use in its operations. The Company determines if an arrangement is or contains a lease at inception. The Company has lease agreements with lease and non-lease components and has elected to not separate these components for all classes of underlying assets. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. Leases with initial terms greater than 12 months are recorded as operating or financing leases on the consolidated balance sheet. As of December 31, 2021, financing lease assets of $22.7 million are included in property, plant and equipment on the consolidated balance sheet. Financing lease liabilities are included within the current and long-term portions of long-term debt and finance lease obligations of $10.2 million and $12.1 million, respectively.

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

Lease components are classified as follows:

		Year ended
		December 31,
	Classification	2021	2020

		(in millions)
Finance lease cost
Amortization of leased asset	Depreciation	$10.1	$7.6
Interest on lease liabilities	Interest expense	1.1	1.2
Operating lease cost(1)	Operating expense	8.0	8.0
Sublease income	Other income	(0.5)	—
Net lease cost		$18.7	$16.8

(1)  Includes short-term lease and variable costs of $1.2 and $1.1 million for the years ended December 31, 2021 and 2020, respectively.

The following table presents aggregate lease maturities as of December 31, 2021:

	Finance Leases	Operating Leases	Total

	(in millions)
2022	$10.9	$6.0	$16.9
2023	7.7	5.0	12.7
2024	3.8	4.0	7.8
2025	0.7	2.7	3.4
2026	0.3	1.8	2.1
Thereafter	—	2.1	2.1
Total lease payments	23.4	21.6	45.0
Less: interest	1.1	2.7	3.8
Present value of lease liabilities	$22.3	$18.9	$41.2

The following table presents aggregate lease maturities as of December 31, 2020:

	Finance Leases	Operating Leases	Total

	(in millions)
2021	$15.5	$7.1	$22.6
2022	11.8	6.4	18.2
2023	5.8	4.9	10.7
2024	1.3	3.9	5.2
2025	0.4	2.6	3.0
Thereafter	—	3.9	3.9
Total lease payments	34.8	28.8	63.6
Less: interest	1.9	4.0	5.9
Total lease payments	$32.9	$24.8	$57.7

The following table presents weighted average remaining lease terms and discount rates:

	Year ended December 31,
	2021	2020
Weighted-average remaining lease term (in years)
Finance Leases	2.5	2.6
Operating Leases	4.5	5.0
Weighted-average discount rate
Finance Leases	4.02%	4.49%
Operating Leases	5.75%	5.96%

The following table presents other information related to operating and finance leases:

	Year ended December 31,
	2021	2020

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6.4	$6.6
Operating cash flows from finance leases	1.1	1.2
Financing cash flows from finance leases	22.2	10.7
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	11.5	20.5
Operating leases	1.0	5.8

7. Franchise Operating Rights & Goodwill

Changes in the carrying amounts of the Company’s franchise operating rights and goodwill during 2021 and 2020 are set forth below:

	January 1,		December 31,
	2021	Impairment	2021

	(in millions)
Franchise operating rights	$620.1	$—	$620.1
Goodwill	225.1	—	225.1
	$845.2	$—	$845.2

	January 1,		December 31,
	2020	Impairment	2020

	(in millions)
Franchise operating rights	$634.1	$(14.0)	$620.1
Goodwill	225.1	—	225.1
	$859.2	$(14.0)	$845.2

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

The Company recognized non-cash impairment losses of nil, $14.0 million, and $9.7 million for the years ended December 31, 2021, 2020, and 2019, respectively. The primary driver of the impairment charges in the years presented was a decline in estimated fair market value of indefinite-lived intangible assets in certain markets, as indicated by the decline in the Company’s common stock and revisions to market-level forecasts during such periods.  The impairment charges do not have an impact on the Company’s intent and/or ability to renew or extend existing franchise operating rights.

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

The Company determines the estimated fair value utilizing a market approach that incorporates the approximate market capitalization as of the annual testing date, increased by the quoted market price of the Company’s debt and adjusted for a control premium.

For the current year and prior two year analysis, the estimated fair value of goodwill exceeded the carrying value, as such, no impairment charge was recognized.

The Company had accumulated impairment losses of $193.9 million for the years ended December 31, 2021 and 2020.

8. Intangible Assets Subject to Amortization

Intangible assets subject to amortization consist primarily of multiple-dwelling unit and customer relationships. Changes in the carrying amounts during 2021 and 2020 are set forth below:

	January 1,			December 31,
	2021	Acquisitions	Amortization	2021

	(in millions)
Other	$1.9	$0.2	$(0.4)	$1.7

	January 1,			December 31,
	2020	Acquisitions	Amortization	2020

	(in millions)
Customer relationships	$0.4	$0.1	$(0.5)	$—
Other	2.3	—	(0.4)	1.9
	$2.7	$0.1	$(0.9)	$1.9

Amortization expense is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Amortization expense for years ended December 31, 2021, 2020 and 2019 was $0.4 million, $0.9 million and $1.8 million, respectively.

Scheduled amortization of the Company’s intangible assets as of December 31, 2021 for the next five years is as follows (in millions):

2022	$0.4
2023	0.4
2024	0.3
2025	0.2
2026	0.2
Thereafter	0.2
$1.7

9. Accrued Liabilities and Other

Accrued liabilities and other consist of the following:

	December 31,	December 31,
	2021	2020

	(in millions)
Property, income, sales and use taxes(1)	$132.7	$5.6
Payroll and employee benefits	29.6	28.0
Programming costs	19.3	19.7
Customer cash collections (Transition Services Agreements)	17.5	—
Other accrued liabilities	9.5	8.2
Franchise and revenue sharing fees	7.9	7.1
Utility pole costs	2.2	1.7
Interest rate swaps	—	9.4
	$218.7	$79.7

(1)  Includes the current income tax payable associated with the sale of the Chicago, Illinois, Evansville, Indiana, and Baltimore, Maryland markets.

10. Long-Term Debt and Finance Lease Obligations

The following table summarizes the Company’s long-term debt and finance lease obligations:

				December 31,
	December 31, 2021			2020
	Available
	borrowing	Effective	Outstanding	Outstanding
	capacity	interest rate(1)	balance	balance

	(in millions)
Long-term debt:
Term B Loans, net(2)	$—	3.50%	$724.2	$2,199.9
Revolving Credit Facility	250.0	0.00%	—	38.0
Total long-term debt	$250.0		724.2	2,237.9
Other Financing			0.4	0.8
Finance lease obligations			22.3	32.9
Total long-term debt, finance lease obligations and other			746.9	2,271.6
Debt issuance costs, net(3)			(5.5)	(5.6)
Sub-total			741.4	2,266.0
Less current portion			(17.9)	(37.5)
Long-term portion			$723.5	$2,228.5
(1)	Represents the effective interest rate in effect for all borrowings outstanding as of the year ended December 31, 2021 pursuant to each debt instrument including the applicable margin.
(2)	At December 31, 2021 and 2020 includes $5.8 million and $6.1 million of net unamortized discounts, respectively.
(3)	At December 31, 2021 and 2020 debt issuance costs include $4.1 million and $4.4 million related to Term B Loans and $1.4 million and $1.2 million related to the Revolving Credit Facility, respectively.

Refinancing of the Term B Loans and Revolving Credit Facility

On December 20, 2021, the Company entered into a new secured credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and issuing bank (the “Credit Agreement”).  The Credit Agreement consists of (i) a new Term Loan B in an aggregate principal amount of $730.0 million and (ii) a $250.0 million revolving credit commitment. The Term Loan B matures in December 2028 and bears interest at a rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 3.00%, subject to a 50 basis point floor, and the revolving credit commitment bears interest at a rate equal to SOFR plus 2.75%, subject to a 50 basis point commitment fee rate for unused commitments, and matures in December 2026. The Senior Secured Term B loans and Revolving Credit Facility are secured on a first-priority basis by a lien on substantially all of the Company’s assets, subject to certain exceptions and permitted liens.

The Credit Agreement contains certain (a) restrictive covenants, including, but not limited to, restrictions on the entry into burdensome agreements, the prohibition of the incurrence of certain indebtedness secured by liens, restrictions on the ability to make certain payments and to enter into certain merger, consolidation, asset sale and affiliate transactions, and (b) financial maintenance covenants, including, but not limited to, a maximum leverage ratio, a minimum fixed charge ratio and a maximum secured indebtedness ratio. The Credit Agreement also contains representations and warranties, affirmative covenants and events of default customary for an agreement of its type.

The Credit Agreement allows for the issuance of letters of credit. The aggregate amount of undrawn letters of credit cannot exceed $20.0 million and are used in the ordinary course of business and released when the respective contractual obligations have been fulfilled by the Company. The outstanding amount of cash collateralized letters of credit was $5.3 million as of December 31, 2021.

On the date of re-financing, the Company repaid the unpaid principal balance of its Term B loans under the previous eighth amendment (“Eighth Amendment”) to its previous credit agreement dated July 17, 2017, with JPMorgan Chase Bank, N.A., as the administrative agent and revolver agent. Under the Eighth Amendment, (i) the previous Term B loans matured on August 19, 2023 and bore interest, at the Company’s option, at a rate equal to ABR plus 2.25% or LIBOR plus 3.25%, and (ii) the borrowings under the revolving credit facility matured on May 31, 2022 and bore interest, at the Company's option, at a rate equal to ABR plus 2.00% or LIBOR plus 3.00%.

As a result of the re-financing, the Company recorded a $3.2 million loss on early extinguishment of debt related to the write-off of unamortized debt issuance and third-party costs. As of December 31, 2021, the Company was in compliance with all debt covenants.

Amortization of debt issuance costs and debt discount, all of which are included in interest expense in the accompanying consolidated statements of operations, for the years ended December 31, 2021, 2020 and 2019 are as follows:

	December 31,
	2021	2020	2019

	(in millions)
Amortization of deferred issuance costs	$2.4	$2.4	$2.4
Amortization of debt discount	2.3	2.3	2.3

Principal maturities of our long-term debt, excluding finance lease obligations, as of December 31, 2021 are as follows:

Long-term Debt
(in millions)
2022	$7.3
2023	7.3
2024	7.3
2025	7.3
2026	7.3
Thereafter	693.5
$730.0

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

The Company’s exposure to interest rate risk results primarily from its variable rate borrowings. On May 9, 2018, the Company entered into variable to fixed interest rate swap agreements for a notional amount of $1,361.2 million to hedge a portion of the outstanding principal balance of its variable rate term loan debt. The Company’s outstanding derivatives had a notional amount of $1,323.5 million and the fair value was presented within accrued liabilities and other of $9.4 million within the consolidated balance sheet as of December 31, 2020. The Company did not have such amounts as of December 31, 2021 as the interest rate swap contracts expired in May of 2021.

Gains (losses) on derivatives designated as cash flow hedges included in the consolidated statements of comprehensive income (loss) for the years ended December 31, 2021 and 2020 are shown in the table below.

	Year ended
	December 31,
	2021	2020

Interest rate swap contracts(1)	(in millions)
Gain recorded in AOCL on derivatives, before tax	$8.5	$11.8
Tax impact	(2.0)	(2.8)
Gain recorded in AOCL on derivatives, net	6.5	9.0
(1)	Gains (losses) on derivatives reclassified from AOCL into income will be included in “Interest expense” in the consolidated statements of operations, the same income statement line item as the earnings effect of the hedged item. Losses recognized in the consolidated statements of operations for the year ended December 31, 2021, 2020 and 2019 total $9.5 million, $21.2 million and $6.2 million, respectively.

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

The estimated fair value of the Company’s long-term debt is based on dealer quotes considering current market rates for the Company’s credit facility and is classified as Level 2. The ratio of the Company’s aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets. The fair value of the Company’s long-term debt was valued at $729.1 million and $2,203.1 million as of December 31, 2021 and 2020, respectively. Long-term debt fair value does not include debt issuance costs and discounts. There were no transfers into or out of Level 1, 2 or 3 during the years ended December 31, 2021 and 2020.

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

Restricted stock awards generally vest ratably over a four year period based on the date of grant. For restricted stock awards that contain only service conditions for vesting, the Company calculates the award fair value based on the closing stock price on the accounting grant date. Certain awards were modified during the year ended December 31, 2021 and are classified as liabilities. The non-cash compensation expense associated with these awards was $0.6 million for the year ended December 31, 2021.

For the years ended December 31, 2021, 2020 and 2019 the Company recorded $15.3 million, $11.1 million and $10.1 million of non-cash compensation expense, respectively. The non-cash compensation expense is reflected in selling, general and administrative expense and operating expenses (excluding depreciation and amortization), depending on the recipients’ duties, in the Company’s consolidated statements of operations. Total unrecognized non-cash compensation expense as of December 31, 2021 was $31.9 million and is expected to be recognized over a weighted-average period of 2.2 years.

The following table summarizes the restricted stock award activity for the years ended December 31, 2021, 2020 and 2019.

	Year ended December 31,
	2021		2020		2019
		Weighted Average		Weighted Average		Weighted Average
	Shares	Grant Price	Shares	Grant Price	Shares	Grant Price
Outstanding, beginning of period	4,990,971	$5.71	3,140,168	$8.56	2,356,418	$9.23
Granted	1,422,358	17.17	3,585,929	4.44	2,075,455	8.41
Vested	(1,704,596)	6.23	(1,154,151)	8.87	(825,764)	9.84
Forfeited	(383,609)	7.71	(580,975)	7.05	(465,941)	9.01
Outstanding, end of period(1)	4,325,124	$9.10	4,990,971	$5.71	3,140,168	$8.56
(1)	The total outstanding non-vested shares of restricted stock awards granted to employees and directors are included in total outstanding shares as of December 31, 2021, 2020 and 2019.

Generally, the Company withholds shares to cover the income tax withholding of the employee upon vesting. These shares are reflected as treasury stock in the Company’s consolidated balance sheets. The total fair value of restricted shares vested was $28.9 million, $5.0 million, and $6.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The Company determined that it was not probable that the performance condition based on three-year cumulative EBITDA would be met for the performance shares issued in 2020 and 2021. The Company came to this conclusion based on the sale of five service areas in 2021. See Note 5 – Asset Sales for additional information regarding the sales. As a result of this conclusion, the Company reversed approximately $1.0 million of previously recognized stock compensation expense in the fourth quarter of 2021.

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

Income Tax Benefit

For the years ended December 31, 2021, 2020, and 2019, the Company recorded income tax benefit from continuing operations as shown below. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

	Year ended December 31,
	2021	2020	2019

	(in millions)
Current tax (expense) benefit
Federal	$—	$—	$—
State	(1.6)	(1.9)	3.1
Total current tax	(1.6)	(1.9)	3.1
Deferred tax (expense) benefit
Federal	22.2	34.2	25.5
State	(6.8)	(1.7)	5.3
Total deferred tax	15.4	32.5	30.8
Income tax benefit	$13.8	$30.6	$33.9

The Company reported total income tax expense of $292.9 million, $7.8 million and $1.5 million during the years ended December 31, 2021, 2020 and 2019, respectively.

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

The provision for income taxes incurred is different from the amount calculated by applying the applicable federal income tax rate to the income from continuing operations before income tax benefit. The significant items causing these differences are as follows:

	Year ended December 31,
	2021	2020	2019

	(in millions)
Statutory federal income taxes	$17.3	$29.2	$24.5
State income taxes	0.6	4.8	0.8
Tax status & tax rate change	0.1	0.8	0.9
Other true-ups	0.3	(2.5)	0.8
Equity compensation	3.8	(1.0)	(0.3)
Other permanent differences	(2.4)	(0.4)	(0.4)
Goodwill impairment	—	—	—
Research and development tax credits	2.5	2.2	—
Uncertain tax positions	(0.1)	(0.2)	3.7
Change in valuation allowance	(8.3)	(2.3)	3.9
Income tax (expense) benefit, net	$13.8	$30.6	$33.9

The $8.3 million change in valuation allowance as of December 31, 2021, is the result of changes in state deferred tax assets related to net operating loss carryforwards and state bonus depreciation modification. The $2.3 million change in valuation allowance as of December 31, 2020 is similarly related to the increases in state net operating loss carryforwards and state bonus modification deferred tax assets that are not more likely than not to be realized.

Deferred Income Taxes, Net

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020

	(in millions)
Deferred tax assets
Allowances and other reserves	$2.2	$6.3
Net operating loss carryforwards	82.1	223.1
Research and development tax credits	—	4.1
Interest hedging	—	2.0
Other	1.0	1.4
Total deferred tax assets	85.3	236.9
Less: valuation allowance	(35.5)	(30.8)
Deferred tax asset	$49.8	$206.1

Deferred tax liabilities
Depreciation and amortization	$(145.8)	$(206.3)
Franchise operating rights	(161.5)	(198.6)
Debt issuance costs	—	(1.8)
Total deferred tax liabilities	(307.3)	(406.7)
Net deferred tax liabilities	$(257.5)	$(200.6)

Valuation Allowance

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In evaluating the need for a valuation allowance, management takes into account various factors, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. On the basis of this evaluation, a valuation allowance of $35.5 million and $30.8 million, as of December 31, 2021 and 2020, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized.

Net Operating Loss and Credit Carryforwards

As of December 31, 2021, the Company had approximately $197.7 million of federal tax net operating loss carryforwards, which expire between the years 2026 through 2037. In addition, as of December 31, 2021, the Company had state tax net operating loss carryforwards of $897.3 million, of which $237.2 million are indefinite lived and $660.1 million expire between 2022 and 2039.

As a result of the IPO (effective May 25, 2017), the Company experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code resulting in limitations on the Company’s use of its existing federal and state net operating losses and capital losses. After December 31, 2021, $197.7 million of the Company’s federal tax loss carryforwards are subject to Section 382 and other restrictions.

As of December 31, 2021, the Company had utilized the federal research and development carryforwards.

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

	Year ended December 31,
	2021	2020	2019

	(in millions)
Unrecognized tax benefits—January 1st	$13.7	$11.4	$28.0
Gross increases—tax positions in prior period	—	0.7	—
Gross decreases—tax positions in prior period	(0.7)	—	(12.8)
Gross increases—tax positions in current period	1.2	1.6	—
Settlements	—	—	(3.8)
Unrecognized tax benefits—December 31st	$14.2	$13.7	$11.4

As of December 31, 2021, the Company recorded gross unrecognized tax benefits of $14.2 million, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties accrued on uncertain income tax positions as part of the income tax provision. Interest and penalties included in other long-term liabilities on the accompanying consolidated balance sheets of the Company were $1.4 million, $1.2 million, and $1.0 million for years ended December 31, 2021, 2020 and 2019, respectively. The Company expects $2.7 million of unrecognized tax benefits and $1.4 million of interest could reverse in the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. No tax years for the Company are currently under examination by the IRS or state and local tax authorities for income tax purposes. Generally, the Company’s 2018 through 2021 tax years remain open for examination and assessment. Years prior to 2018 remain open solely for purposes of examination of the Company’s loss and credit carryforwards. The Company is not currently under examination, but does have open tax controversy matters with state taxing authorities.  Activity related to state and local controversy matters did not have a material impact on our consolidated financial position or results of operations during the year ended December 31, 2021, nor do we anticipate a material impact in the future.

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

	Year ended
	December 31,
	2021	2020	2019

	(in millions, except share data)
Loss from continuing operations	$(68.6)	$(108.3)	$(82.4)

Income from discontinued operations	$839.1	$122.7	$118.8

Net income	$770.5	$14.4	$36.4

Basic weighted-average shares	82,720,934	81,561,707	80,713,926
Effect of dilutive securities:
Restricted stock awards	—	—	—
Diluted weighted-average shares	82,720,934	81,561,707	80,713,926

Basic and diluted (loss) per common share - continuing operations
Basic	$(0.83)	$(1.33)	$(1.02)
Diluted	$(0.83)	$(1.33)	$(1.02)

Basic and diluted earnings per common share - discontinued operations
Basic	$10.14	$1.51	$1.47
Diluted	$10.14	$1.51	$1.47

Basic and diluted earnings per common share
Basic	$9.31	$0.18	$0.45
Diluted	$9.31	$0.18	$0.45

16. Employee Benefits

401(k) Savings Plan

The Company adopted a defined contribution retirement plan which complies with Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in the plan. The Company matches 100% of the participant’s voluntary contributions up to 3% and 50% of the next 2% subject to a limit of the first 4% of the participant’s compensation. Company matching contributions vest 25% annually over a four-year period. During the years ended December 31, 2021, 2020 and 2019, the Company recorded $3.2 million, $3.0 million and $3.2 million, respectively, of expense related to the Company’s matching contributions to the 401(k) plan.

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

	December 31,
	2021	2020

	(in millions)
Prepaid expenses and other (current assets)	$1.9	$1.7
Accrued liabilities and other (current liabilities)	$1.9	$1.7

17. Commitments and Contingencies

The following items are not included as contractual obligations due to the various factors discussed below. However, the Company incurs these costs as part of its operations:

●	The Company rents utility poles used in its operations. Generally, pole rentals are cancellable on short notice, but the Company anticipates that such rentals will recur. Rent expense for pole rental attachments was $6.1 million, $5.2 million and $5.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
●	The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. Franchise fees and other franchise-related costs included in the accompanying statements of operations were $11.8 million, $13.5 million and $14.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Legal and Other Contingencies

IPO Shareholder Class Action.  Beginning in June 2018, four different plaintiffs’ firms filed five separate class-action lawsuits against WOW, certain individual defendants, and the private equity sponsors and underwriters of the May 2017 initial public offering.  The actions allege violations of Sections 11, 12, and 15 of the 1933 Securities Act.  The three actions filed in New York have been consolidated as Kirkland. et al. v. WideOpenWest, Inc., et al., 653248/2018.  The other two actions, which were filed in Colorado state court, have been stayed by agreement until final resolution of the Kirkland action.  The Plaintiffs in Kirkland allege that Defendants made or caused misstatements to be made in the Registration Statement and Prospectus issued in connection with the IPO. Prior to an anticipated trial in 2022 or 2023, the parties undertook mediation on November 6, 2020 which, in turn, resulted in a Stipulation of Settlement, which was approved by the Court on January 20, 2022. As a consequence of the approval, the Company, along with all other defendants, has been dismissed entirely without any admission of wrongdoing in exchange for a payment of substantially less than that sought by plaintiffs, with the funding of such payment to be provided substantially from the Company’s primary D&O carrier.

Sprint Patent Infringement Claim.  On March 7, 2018, Sprint Communications Company L.P (“Sprint”) filed complaints in the U.S. District Court for the District of Delaware alleging that the Company (and other industry participants) infringe patents purportedly relating to Sprint’s Voice over Internet Protocol (“VoIP”) services. The lawsuit is part of a pattern of litigation that was initiated as far back as 2007 by Sprint against numerous broadband and telecommunications providers. The Company has multiple legal and contractual defenses and is vigorously defending against the claims. Additionally, the Company is pursuing indemnification claims against equipment providers whose equipment is implicated by the claims.  Formal discovery was completed in mid-February 2020, with the trial originally scheduled for October 2020, being moved to a yet to be determined date, with the parties undertaking settlement discussions. The Court has requested periodic status reports as to the settlement discussions as a condition to the continued stay of the litigation proceedings. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on the Company’s financial position, results of operations or cash flows.

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

3.2	Amended and Restated Bylaws of WideOpenWest, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s annual report on Form 10-K (File No. 001-38101) filed on March 4, 2020)

10.1†	WideOpenWest, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on November 13, 2017)

10.2†	Amendment to the WideOpenWest, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Annex A to the Company’s proxy statement on Schedule 14A filed on March 29, 2019)

10.3†	WideOpenWest, Inc. Change in Control and Severance Benefit Plan (incorporated by reference to Exhibit 10.5 to the Company’s annual report on Form 10-K filed on March 7, 2019)

10.4†

Executive Employment Agreement, dated as of December 14, 2017, between WideOpenWest, Inc. and Teresa Elder (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 14, 2017)

10.5†

Amended and Restated Letter Agreement of Employment, dated May 29, 2020, between WideOpenWest, Inc. (together with its subsidiaries) and John Rego (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 4, 2020)

10.6†

Letter Agreement of Employment, dated August 23, 2018, between WideOpenWest, Inc. (together with its subsidiaries) and Don Schena (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 29, 2018)

10.7†

Amended and Restated Letter Agreement of Employment, dated December 14, 2017, between WideOpenWest, Inc. (together with its subsidiaries) and Craig Martin (incorporated by reference to Exhibit 10.7 to the Company’s current report on Form 8-K filed on December 14, 2017)

10.8†

Letter Agreement of Employment, dated May 19, 2020, between WideOpenWest, Inc. (together with its subsidiaries) and Shannon Campain (incorporated by reference to Exhibit 10.11 to the Company’s annual report on Form 10-K filed on February 24, 2021)

10.9†

Letter Agreement of Employment, dated December 19, 2019, between WideOpenWest, Inc. (together with its subsidiaries) and Henry Hryckiewicz (incorporated by reference to Exhibit 10.12 to the Company’s annual report on Form 10-K filed on February 24, 2021)

10.10†

Letter Agreement of Employment, dated September 13, 2019, between WideOpenWest, Inc. (together with its subsidiaries) and Bill Case (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on November 1, 2019)

10.11†

Form of WideOpenWest, Inc. Directors & Officers Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

10.12†

Form of Restricted Stock Agreement Pursuant to the WideOpenWest, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

10.13†

Form of Restricted Stock Unit Agreement Pursuant to the WideOpenWest, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

10.14†

Form of Incentive Stock Option Agreement Pursuant to the WideOpenWest, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

10.15†

Form of Nonqualified Stock Option Agreement Pursuant to the WideOpenWest, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

10.16†

Form of Performance Unit Agreement Pursuant to the WideOpenWest, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2020)

10.17	Form of WideOpenWest, Inc. Stockholders’ Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

10.18	Form of WideOpenWest, Inc. Registration Rights Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

10.19

Asset Purchase Agreement by and between WideOpenWest, Inc., WideOpenWest, Ohio LLC, a Delaware limited liability company, WideOpenWest Cleveland LLC, a Delaware limited liability company, Atlantic Broadband (OH), LLC, a U.S. cable operator and subsidiary of Cogeco Communications Inc., and Atlantic Broadband Finance, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2021)

10.20

Asset Purchase Agreement by and between WideOpenWest, Inc., with Radiate HoldCO, LLC, a telecommunications holding company affiliated with RCN Telecom Services LLC, Grande Communications Networks, LLC and WaveDivision Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 1, 2021)

10.21

Credit Agreement, dated December 20, 2021, by and among WideOpenWest Finance, LLC, WideOpenWest, Inc., the other lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc. as Administrative Agent Collateral Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2021)

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

101

The following financial information from WideOpenWest, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 24, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover page, formatted in iXBRL and contained in Exhibit 101.

*     Filed herewith.

†     Management Contract or Compensatory Plan Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST, INC.

February 24, 2022	By:	/s/ Teresa Elder
Teresa Elder Chief Executive Officer

February 24, 2022	By:	/s/ JOHN S. REGO
John S. Rego Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 24, 2022, in the capacities indicated below.

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