Form 10-Q
period 2022-06-30
WideOpenWest, Inc.
filed 2022-08-05
CIK 1701051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of outstanding shares of the registrant’s common stock as of July 29, 2022 was 87,730,809.

WIDEOPENWEST, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2022

This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2022. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to “WOW,” “we,” “us,” “our,” or “the Company” are to WideOpenWest, Inc. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not historical facts contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events. Such statements involve certain risks, uncertainties and assumptions. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to:

●	the ability to retain and further attract customers due to increased competition, resource abilities of competitiors, and shifts in the entertainment desires of customers;
●	our ability to respond to rapid technological change, including our ability to develop and deploy new products and technologies;
●	increases in programming and retransmission costs and/or programming exclusivity in favor of our competitors;
●	the disruption or failure of our network information systems or technologies as a result of hacking, viruses, outages or natural disasters in one or more of our geographic markets;
●	the effects of new regulations or regulatory changes on our business;
●	our substantial level of indebtedness and our ability to comply with all covenants in our debt agreements;
●	changes in laws and government regulations that may impact the availability and cost of capital;
●	effects of uncertain economic conditions, particularly in light of the current novel coronavirus (“COVID-19”) pandemic, and related factors (e.g., unemployment, inflation, decreased disposable income, etc.) which may negatively affect our customers’ demand or ability to pay for our current and future products and services;
●	our ability to manage the risks involved in the foregoing; and

other factors described from time to time in our reports filed or furnished with the Securities and Exchange Commission (“SEC”), and in particular those factors set forth in the section entitled “Risk Factors” in our Annual Report filed on Form 10-K for the year ended December 31, 2021 with the SEC on February 24, 2022 and other reports subsequently filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

ii

PART I-FINANCIAL INFORMATION

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2022	2021

	(in millions, except share data)
Assets
Current assets
Cash and cash equivalents	$49.9	$193.2
Accounts receivable—trade, net of allowance for doubtful accounts of $2.4 and $4.3, respectively	39.3	40.9
Accounts receivable—other, net	12.6	17.2
Prepaid expenses and other	40.7	30.7
Total current assets	142.5	282.0
Right-of-use lease assets—operating	16.2	17.2
Property, plant and equipment, net	711.6	722.3
Franchise operating rights	620.1	620.1
Goodwill	225.1	225.1
Intangible assets subject to amortization, net	1.5	1.7
Other non-current assets	41.1	38.3
Total assets	$1,758.1	$1,906.7
Liabilities and stockholders’ equity
Current liabilities
Accounts payable—trade	$42.0	$50.3
Accrued interest	0.8	0.8
Current portion of long-term lease liability—operating	4.9	5.1
Accrued liabilities and other	70.0	218.7
Current portion of long-term debt and finance lease obligations	18.3	17.9
Current portion of unearned service revenue	27.9	28.1
Total current liabilities	163.9	320.9
Long-term debt and finance lease obligations, net of debt issuance costs —less current portion	720.2	723.5
Long-term lease liability—operating	12.9	13.8
Deferred income taxes, net	253.7	257.6
Other non-current liabilities	21.0	20.1
Total liabilities	1,171.7	1,335.9
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 96,899,442 and 96,225,910 issued as of June 30, 2022 and December 31, 2021, respectively; 87,732,085 and 87,392,088 outstanding as of June 30, 2022 and December 31, 2021, respectively	1.0	1.0
Additional paid-in capital	360.4	348.5
Accumulated income	320.2	310.5
Treasury stock at cost, 9,167,357 and 8,833,822 shares as of June 30, 2022 and December 31, 2021, respectively	(95.2)	(89.2)
Total stockholders’ equity	586.4	570.8
Total liabilities and stockholders’ equity	$1,758.1	$1,906.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions, except share data)
Revenue	$176.1	$181.9	$350.7	$363.4
Costs and expenses:
Operating (excluding depreciation and amortization)	83.0	95.1	170.3	193.5
Selling, general and administrative	39.3	45.5	77.6	88.0
Depreciation and amortization	43.9	42.4	87.9	83.7
	166.2	183.0	335.8	365.2
Income (loss) from operations	9.9	(1.1)	14.9	(1.8)
Other income (expense):
Interest expense	(7.9)	(28.8)	(15.3)	(60.2)
Other income (loss), net	6.3	(0.1)	14.2	0.5
Income (loss) from continuing operations before provision for income tax	8.3	(30.0)	13.8	(61.5)
Income tax (expense) benefit	(4.3)	7.5	(4.1)	16.3
Income (loss) from continuing operations	4.0	(22.5)	9.7	(45.2)
Discontinued Operations (Note 3)
Income from discontinued operations, net of tax	—	34.9	—	67.2
Net income	$4.0	$12.4	$9.7	$22.0

Basic and diluted earnings (loss) per common share - continuing operations
Basic	$0.05	$(0.27)	$0.12	$(0.55)
Diluted	$0.05	$(0.27)	$0.11	$(0.55)
Basic and diluted earnings per common share - discontinued operations
Basic	$—	$0.42	$—	$0.82
Diluted	$—	$0.42	$—	$0.82
Basic and diluted earnings per common share
Basic	$0.05	$0.15	$0.12	$0.27
Diluted	$0.05	$0.15	$0.11	$0.27
Weighted-average common shares outstanding
Basic	84,148,917	82,828,227	83,722,315	82,433,311
Diluted	86,793,139	82,828,227	86,642,849	82,433,311

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Net income	$4.0	$12.4	$9.7	$22.0
Unrealized gain on derivative instrument, net of tax	—	2.2	—	6.5
Comprehensive income	$4.0	$14.6	$9.7	$28.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

		Common	Treasury	Additional		Total
	Common	Stock	Stock at	Paid-in	Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Income	Equity

	(in millions, except share data)
Balances at January 1, 2022	87,392,088	$1.0	$(89.2)	$348.5	$310.5	$570.8
Stock-based compensation	—	—	—	5.6	—	5.6
Issuance of restricted stock, net	704,864	—	—	—	—	—
Purchase of shares	(298,386)	—	(5.3)	—	—	(5.3)
Net income	—	—	—	—	5.7	5.7
Balances at March 31, 2022(1)	87,798,566	$1.0	$(94.5)	$354.1	$316.2	$576.8
Stock-based compensation	—	—	—	6.3	—	6.3
Issuance of restricted stock, net	(31,332)	—	—	—	—	—
Purchase of shares	(35,149)	—	(0.7)	—	—	(0.7)
Net income	—	—	—	—	4.0	4.0
Balances at June 30, 2022(1)	87,732,085	$1.0	$(95.2)	$360.4	$320.2	$586.4
(1)	Included in outstanding shares as of March 31, 2022 and June 30, 2022 are 3,721,638 and 3,523,316, respectively, of non-vested shares of restricted stock awards granted to employees and directors.

					Accumulated
		Common	Treasury	Additional	Other		Total
	Common	Stock	Stock at	Paid-in	Comprehensive	Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Loss	Deficit	Deficit

	(in millions, except share data)
Balances at January 1, 2021	86,847,797	$1.0	$(80.7)	$333.8	$(6.5)	$(460.0)	$(212.4)
Changes in accumulated other comprehensive gain	—	—	—	—	4.3	—	4.3
Stock-based compensation	—	—	—	3.1	—	—	3.1
Issuance of restricted stock, net	666,127	—	—	—	—	—	—
Purchase of shares	(397,186)	—	(6.6)	—	—	—	(6.6)
Net income	—	—	—	—	—	9.6	9.6
Balances at March 31, 2021(1)	87,116,738	$1.0	$(87.3)	$336.9	$(2.2)	$(450.4)	$(202.0)
Changes in accumulated other comprehensive gain	—	—	—	—	2.2	—	2.2
Stock-based compensation	—	—	—	4.0	—	—	4.0
Issuance of restricted stock, net	34,929	—	—	—	—	—	—
Purchase of shares	(40,473)	—	(0.8)	—	—	—	(0.8)
Net income	—	—	—	—	—	12.4	12.4
Balances at June 30, 2021(1)	87,111,194	$1.0	$(88.1)	$340.9	$—	$(438.0)	$(184.2)
(1)	Included in outstanding shares as of March 31, 2021 and June 30, 2021 are 4,423,885 and 4,159,455, respectively, of non-vested shares of restricted stock awards granted to employees and directors.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2022	2021

	(in millions)
Cash flows from operating activities:
Net income	$9.7	$22.0
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	88.9	124.7
Deferred income taxes	(3.9)	2.3
Provision for doubtful accounts	0.7	5.3
Gain on sale of operating assets, net	(1.0)	—
Amortization of debt issuance costs and discount	0.8	2.4
Non-cash compensation	12.1	7.1
Other non-cash items	0.1	(0.2)
Changes in operating assets and liabilities:
Receivables and other operating assets	(8.4)	(9.3)
Payables and accruals	(150.7)	2.6
Net cash (used in) provided by operating activities	$(51.7)	$156.9
Cash flows from investing activities:
Capital expenditures	$(76.8)	$(115.5)
Other investing activities	1.1	0.9
Net cash used in investing activities	$(75.7)	$(114.6)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	$—	$31.0
Payments on long-term debt and finance lease obligations	(9.9)	(55.0)
Purchase of shares	(6.0)	(7.4)
Net cash used in financing activities	$(15.9)	$(31.4)
(Decrease) increase in cash and cash equivalents	(143.3)	10.9
Cash and cash equivalents, beginning of period	193.2	12.4
Cash and cash equivalents, end of period	$49.9	$23.3
Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$14.4	$59.0
Cash paid during the periods for income taxes	$141.0	$1.7
Non-cash operating activities:
Operating lease additions	$1.5	$0.9
Non-cash financing activities:
Finance lease additions	$6.2	$3.3
Capital expenditure accounts payable and accruals	$22.3	$12.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

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

Recently Issued Accounting Standards

ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). The FASB issued ASU 2021-10 which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy to increase the transparency of government assistance including the disclosure of the types of assistance, an entity’s accounting for the assistance, and the effect of the assistance on an entity’s financial statements. The amendments in this update are available for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. The Company is currently evaluating the effect the adoption of this ASU may have on its future disclosures.

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

The following table presents information regarding certain components of income from discontinued operations:

	Three months ended	Six months ended
	June 30,	June 30,
	2021	2021

	(in millions)
Revenue	$105.4	$210.2
Costs and expenses:
Operating (excluding depreciation and amortization)	37.6	77.2
Selling, general and administrative	2.8	5.5
Depreciation and amortization	20.5	41.0
	60.9	123.7
Income from operations	44.5	86.5
Other income:
Interest income	0.4	0.4
Gain on sale of assets, net	0.2	0.2
Other income, net	0.1	0.1
Income from discontinued operations before provision for income tax	45.2	87.2
Income tax expense	(10.3)	(20.0)
Income from discontinued operations	$34.9	$67.2

The following table presents revenue by service offering from discontinued operations:

	Three months ended	Six months ended
	June 30,	June 30,
	2021	2021

	(in millions)
Residential subscription
HSD	$51.8	$102.1
Video	35.5	71.5
Telephony	3.9	7.9
Total Residential subscription	$91.2	$181.5
Business subscription
HSD	$5.9	$11.7
Video	0.9	1.8
Telephony	2.8	5.6
Total business subscription	$9.6	$19.1
Total subscription services revenue	100.8	200.6
Other business services revenue	0.4	1.0
Other revenue	4.2	8.6
Total revenue	$105.4	$210.2

The following table presents specified items of cash flow and significant non-cash items of discontinued operations:

Six months ended
June 30,
2021
(in millions)
Specified items of cash flow:
Capital expenditures	$29.8

Non-cash operating activities:
Operating lease additions	$0.7
Non-cash investing activities:
Capital expenditure accounts payable and accruals	$4.8

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

Income earned under these agreements is presented in other income, net in the condensed consolidated statement of operations and associated receivables are presented in accounts receivable – other, net in the condensed consolidated balance sheet. The Company recognized $5.4 million and $13.5 million of income related to the transition service agreements for the three and six months ended June 30, 2022.

Note 4. Revenue from Contracts with Customers

Revenue by Service Offering

The following table presents revenue by service offering:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Residential subscription
HSD	$84.6	$81.5	$166.9	$161.0
Video	44.7	52.5	90.4	106.1
Telephony	6.1	7.3	12.4	14.9
Total residential subscription	$135.4	$141.3	$269.7	$282.0
Business subscription
HSD	$18.0	$17.2	$35.8	$34.3
Video	3.0	2.8	5.9	5.6
Telephony	6.8	7.3	13.8	14.7
Total business subscription	$27.8	$27.3	$55.5	$54.6
Total subscription services revenue	163.2	168.6	325.2	336.6
Other business services revenue(1)	5.4	5.7	10.7	11.3
Other revenue	7.5	7.6	14.8	15.5
Total revenue	$176.1	$181.9	$350.7	$363.4
(1)	Includes wholesale and colocation lease revenue of $4.9 million and $5.0 million for the three months ended June 30, 2022 and 2021, respectively, and $9.6 million and $9.8 million for the six months ended June 30, 2022 and 2021, respectively.

Costs of Obtaining Contracts with Customers

The following table summarizes the activity of costs of obtaining contracts with customers:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Balance at beginning of period	$37.7	$33.8	$37.3	$31.8
Deferral	4.0	3.9	7.8	7.9
Amortization	(3.5)	(2.3)	(6.9)	(4.3)
Balance at end of period	$38.2	$35.4	$38.2	$35.4

The following table presents the current and non-current portion of costs of obtaining contracts with customers as of the end of the corresponding periods:

	June 30, 2022	December 31, 2021

	(in millions)
Current costs of obtaining contracts with customers	$15.0	$14.1
Non-current costs of obtaining contracts with customers	23.2	23.2
Total costs of obtaining contracts with customers	$38.2	$37.3

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

Contract Liabilities

The following table summarizes the activity of current and non-current contract liabilities:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Balance at beginning of period	$3.1	$3.2	$3.3	$2.9
Deferral	3.0	2.9	6.2	5.8
Revenue recognized	(3.2)	(2.8)	(6.6)	(5.4)
Balance at end of period	$2.9	$3.3	$2.9	$3.3

The following table presents the current and non-current portion of contract liabilities as of the end of the corresponding periods:

	June 30, 2022	December 31, 2021

	(in millions)
Current contract liabilities	$2.6	$2.9
Non-current contract liabilities	0.3	0.4
Total contract liabilities	$2.9	$3.3

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

A summary of expected business subscription and other business services revenue to be recognized in future periods related to performance obligations which have not been satisfied or are partially unsatisfied as of June 30, 2022 is set forth in the table below:

	2022	2023	2024	Thereafter	Total

	(in millions)
Subscription services	$23.8	$31.1	$16.0	$5.7	$76.6
Other business services	1.8	2.0	0.9	0.1	4.8
Total expected revenue	$25.6	$33.1	$16.9	$5.8	$81.4

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

The following table presents the change in the allowance for doubtful accounts for trade accounts receivable:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Balance at beginning of period	$2.8	$7.1	$4.3	$6.7
Provision charged to expense (1)	0.3	1.6	0.7	3.6
Accounts written off, net of recoveries	(0.7)	(3.7)	(2.6)	(5.3)
Balance at end of period	$2.4	$5.0	$2.4	$5.0
(1)	The Company released $0.8 million and $1.6 million of reserves established in 2020 related to COVID-19 during the three and six months ended June 30, 2022, respectively.

Note 5. Property, Plant and Equipment, Net

Property, plant and equipment consists of the following:

	June 30,	December 31,
	2022	2021

	(in millions)
Distribution facilities	$1,286.4	$1,238.3
Customer premise equipment	269.4	267.7
Head-end equipment	241.8	228.5
Computer equipment and software	143.9	132.5
Telephony infrastructure	52.3	52.4
Buildings and leasehold improvements	32.4	32.1
Vehicles	22.1	23.7
Office and technical equipment	19.0	18.9
Land	4.4	4.4
Construction in progress (including material inventory and other)	31.7	34.9
Total property, plant and equipment	2,103.4	2,033.4
Less accumulated depreciation	(1,391.8)	(1,311.1)
	$711.6	$722.3

Depreciation expense for the three months ended June 30, 2022 and 2021 was $44.4 million and $42.3 million, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $88.8 million and $83.5 million, respectively. Included in depreciation and amortization expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2022 were net gains on sales of operating assets of $0.6 million and $1.0 million, respectively.

Note 6. Accrued Liabilities and Other

Accrued liabilities and other consists of the following:

	June 30,	December 31,
	2022	2021

	(in millions)
Payroll and employee benefits	$21.7	$29.6
Programming costs	19.8	19.3
Other accrued liabilities	8.0	9.5
Property, income, sales and use taxes(1)	7.1	132.7
Customer cash collections (Transition Services Agreements)	6.3	17.5
Franchise and revenue sharing fees	5.4	7.9
Utility pole costs	1.7	2.2
	$70.0	$218.7
(1)	As of December 31, 2021 includes the current income tax payable associated with the sale of the Chicago, Illinois, Evansville, Indiana, and Baltimore, Maryland markets.

Note 7. Long-Term Debt and Finance Leases

The following table summarizes the Company’s long-term debt and finance leases:

				December 31,
	June 30, 2022			2021
	Available
	borrowing	Effective	Outstanding	Outstanding
	capacity	interest rate(1)	balance	balance

	(in millions)
Long-term debt:
Term B Loans, net(2)	$—	4.51%	$721.0	$724.2
Revolving Credit Facility(3)	245.6	3.00%	—	—
Total long-term debt	$245.6		721.0	724.2
Other Financing			0.2	0.4
Finance lease obligations			22.4	22.3
Total long-term debt, finance lease obligations and other			743.6	746.9
Debt issuance costs, net(4)			(5.1)	(5.5)
Sub-total			738.5	741.4
Less current portion			(18.3)	(17.9)
Long-term portion			$720.2	$723.5
(1)	Represents the effective interest rate in effect for all borrowings outstanding as of June 30, 2022 pursuant to each debt instrument including the applicable margin.
(2)	At June 30, 2022 and December 31, 2021 includes $5.4 million and $5.8 million of net discounts, respectively.
(3)	Available borrowing capacity at June 30, 2022 represents $250.0 million of total availability less outstanding letters of credit of $4.4 million. Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company.
(4)	At June 30, 2022 and December 31, 2021, debt issuance costs include $3.8 million and $4.1 million related to Term B Loans and $1.3 million and $1.4 million related to the Revolving Credit Facility, respectively.

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

As of June 30, 2022, the Company was in compliance with all debt covenants.

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

The following table presents restricted stock activity during the six months ended June 30, 2022:

Number of
Unvested
Restricted Stock
Shares
Outstanding, beginning of period	4,325,124
Granted	808,946
Vested	(1,475,340)
Forfeited	(135,414)
Outstanding, end of period(1)	3,523,316
(1)	The total outstanding unvested shares of restricted stock awards granted to employees and directors are included in total outstanding shares as of June 30, 2022.

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

During the fourth quarter of 2021, the Company determined that it was not probable that the performance condition based on three-year cumulative EBITDA would be met for the performance shares issued in 2021 and 2020. The Company came to this conclusion based on the projected loss of EBITDA due to the sale of five service areas in 2021. See Note 3 – Discontinued Operations for additional information regarding the sales. As a result of this conclusion, the Company reversed approximately $1.0 million of previously recognized stock compensation expense in the fourth quarter of 2021.

During February of 2022, the Compensation Committee approved proportional adjustments to the three-year cumulative EBITDA metrics associated with the 2021 and 2020 performance shares to adjust for the sale of the five service areas.

Stock compensation expense will be recognized from the date of adjustment through the remaining service period of the awards if achievement is deemed probable. As of June 30, 2022, achievement of the performance conditions associated with the 2022, 2021 and 2020 performance shares was deemed probable.

The Company recorded $6.4 million and $4.0 million for the three months ended June 30, 2022 and 2021, respectively, and recorded $12.1 million and $7.1 million for the six months ended June 30, 2022 and 2021, respectively, of non-cash stock-based compensation expense which is reflected in selling, general and administrative expense in the Company’s unaudited condensed consolidated statements of operations.

Note 9. Earnings (Loss) per Common Share

Basic earnings or loss per share attributable to the Company’s common stockholders is computed by dividing net earnings or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share attributable to common stockholders presents the dilutive effect, if any, on a per share basis of potential common shares (such as restricted stock units) as if they had been vested or converted during the periods presented.  No such items were included in the computation of diluted loss or earnings per share for the three and six months ended June 30, 2021 because the Company incurred a net loss from continuing operations and the effect of inclusion would have been anti-dilutive.

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions, except share data)
Income (loss) from continuing operations	$4.0	$(22.5)	$9.7	$(45.2)

Income from discontinued operations	$—	$34.9	$—	$67.2

Net income	$4.0	$12.4	$9.7	$22.0

Basic weighted-average shares	84,148,917	82,828,227	83,722,315	82,433,311
Effect of dilutive securities:
Restricted stock awards	2,644,222	—	2,920,534	—
Diluted weighted-average shares	86,793,139	82,828,227	86,642,849	82,433,311

Basic and diluted earnings (loss) per common share - continuing operations
Basic	$0.05	$(0.27)	$0.12	$(0.55)
Diluted	$0.05	$(0.27)	$0.11	$(0.55)

Basic and diluted earnings per common share - discontinued operations
Basic	$—	$0.42	$—	$0.82
Diluted	$—	$0.42	$—	$0.82

Basic and diluted earnings per common share
Basic	$0.05	$0.15	$0.12	$0.27
Diluted	$0.05	$0.15	$0.11	$0.27

The dilutive effect of the potential common shares from the performance shares is included in diluted earnings per share upon the satisfaction of certain performance and market conditions. These conditions are evaluated at each reporting period and if the conditions have been satisfied during the reporting period, the number of contingently issuable shares are included in the computation of diluted earnings per share. As of June 30, 2022, the Company determined the performance conditions were not yet achieved; however, the market conditions indicated a certain level of achievement within the payout range. Therefore, the contingently issuable performance shares associated with the market condition were included in the computation of diluted earnings per share.

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

The estimated fair value of the Company’s long-term debt is based on dealer quotes considering current market rates for the Company’s credit facility and is classified as Level 2. The ratio of the Company’s aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets. The fair value of the Company’s long-term debt was valued at $697.3 million and $729.1 million as of June 30, 2022 and December 31, 2021, respectively. Long-term debt fair value does not include debt issuance costs and discounts. There were no transfers into or out of Level 1, 2 or 3 during the periods ended June 30, 2022 and December 31, 2021.

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

Gains on derivatives designated as cash flow hedges included in the unaudited condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2021 are shown in the table below:

	Three months ended	Six months ended
	June 30,	June 30,
	2021	2021

	(in millions)
Interest rate swap contracts(1)
Gain recorded in AOCI on derivatives, before tax	$2.9	$8.5
Tax impact	(0.7)	(2.0)
Gain recorded in AOCI on derivatives, net	$2.2	$6.5
(1)	Gains (losses) on derivatives reclassified from AOCI into income are included in “Interest expense” in the unaudited condensed consolidated statements of operations, the same line item as the earnings effect of the hedged item. Losses recognized for the three and six months ended June 30, 2021 total $3.8 million and $9.5 million, respectively.

For the periods presented, all cash flows associated with derivatives are classified as operating cash flows in the unaudited condensed consolidated statements of cash flows.

Note 12. Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Additionally, the impact on deferred tax assets and liabilities of changes in tax rates is reflected in the financial statements in the period that includes the date of enactment. The Company reported income tax expense of $4.3 million and $2.8 million for the three months ended June 30, 2022 and 2021, respectively and $4.1 million and $3.7 million for the six months ended June 30, 2022 and 2021, respectively.

Note 13. Commitments and Contingencies

Sprint Patent Infringement Claim. On March 7, 2018, Sprint Communications Company L.P (“Sprint”) filed complaints in the U.S. District Court for the District of Delaware alleging that the Company (and other industry participants) infringe patents purportedly relating to Sprint’s Voice over Internet Protocol (“VoIP”) services. The lawsuit is part of a pattern of litigation that was initiated as far back as 2007 by Sprint against numerous broadband and telecommunications providers. The Company has multiple legal and contractual defenses and is vigorously defending against the claims. Additionally, the Company is pursuing indemnification claims against equipment providers whose equipment is implicated by the claims. Formal discovery was completed in mid-February 2020, with the court issuing its pre-trial scheduleing order with trial scheduled for April 24, 2023. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on the Company’s financial position, results of operations or cash flows.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading broadband services provider offering high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential customers and offer a full range of products and services to business customers. Our services are delivered across 14 markets via our advanced hybrid fiber-coax network (“HFC”). Our footprint covers certain suburban areas within the states of Alabama, Florida, Georgia, Michigan, South Carolina and Tennessee. At June 30, 2022, our broadband networks passed 1.9 million homes and businesses and served approximately 536,600 customers.

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

We operate under a broadband first strategy. Our advanced network offers HSD speeds up to 1 GIG (1000 Mbps) in approximately 99% of our footprint. Led by our robust HSD offering, our products are available either as an individual service or a bundle to residential and business service customers. Based on our per subscriber economics, we believe that HSD represents the greatest opportunity to enhance profitability across our residential and business markets.

We continue to experience strong demand for our HSD service. For the three and six months ended June 30, 2022, the average percentage of HSD only new connections was approximately 87%, in line with the corresponding periods in 2021. Customers also connected at higher speeds with approximately 71% of HSD only new connections purchasing 500MB or higher speeds during the second quarter of 2022, representing an 18% increase compared to the second quarter of 2021. To further support the demand for fast, reliable internet, we recently launched our 1.2 GIG HSD tier across our footprint. Our highest speed tier is available for all new residential customers and available as an upgrade for existing residential customers.

During the first half of 2022, WOW launched specific greenfield initiatives to build out its network in locations non-adjacent to its existing network and bring its state-of-the-art all IP fiber technology and award-winning customer service to new markets. WOW announced Seminole County and Orange County, Florida as the Company’s first two new service areas, and further announced plans for Greenville County, South Carolina. Currently, the first sections of underground construction in Seminole and Orange County, Florida are underway, representing thousands of homes passed and WOW is introducing potential new customers to our advanced offering and customer-first approach with individualized marketing campaigns.

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

Homes Passed and Subscribers

We report homes passed as the number of serviceable addresses, such as single residence homes, apartments and condominium units, and businesses passed by our broadband network and listed in our database. We report total subscribers as the number of subscribers who receive at least one of our HSD, Video or Telephony services, without regard to which or how many services they subscribe. We define each of the individual HSD subscribers, Video subscribers and Telephony subscribers as a revenue generating unit (“RGU”). The following table summarizes homes passed, total subscribers and total RGUs for our services as of each respective date and for comparability purposes, presents subscribers associated with the Company’s continuing operations as of each specified date:

	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2021	2021	2021	2022	2022
Homes passed	1,877,300	1,880,900	1,882,100	1,886,000	1,886,000
Total subscribers	530,500	531,600	532,900	534,700	536,600
HSD RGUs	507,900	509,500	511,700	515,000	517,200
Video RGUs	169,300	158,600	150,600	142,000	135,500
Telephony RGUs	105,600	102,400	100,000	97,300	95,200
Total RGUs	782,800	770,500	762,300	754,300	747,900

The following table displays the homes passed and subscribers related to the Company’s edge-out activities:

	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2021	2021	2021	2022	2022
Homes passed	77,400	78,000	78,200	78,600	78,900
Total subscribers	18,600	19,000	19,300	19,500	19,700
HSD RGUs	18,500	18,900	19,200	19,400	19,600
Video RGUs	6,900	6,900	6,900	6,900	6,900
Telephony RGUs	2,800	2,800	2,800	2,800	2,800
Total RGUs	28,200	28,600	28,900	29,100	29,300

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

Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services were 93% of total revenue for both the six months ended June 30,  2022 and 2021. The remaining percentage of non-subscription revenue is derived primarily from other business services, line assurance warranty services and advertising placement.

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

Continuing Operations

Results of Operations

The following table summarizes our results from continuing operations for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Revenue	$176.1	$181.9	$350.7	$363.4
Costs and expenses:
Operating (excluding depreciation and amortization)	83.0	95.1	170.3	193.5
Selling, general and administrative	39.3	45.5	77.6	88.0
Depreciation and amortization	43.9	42.4	87.9	83.7
	166.2	183.0	335.8	365.2
Income (loss) from operations	9.9	(1.1)	14.9	(1.8)
Other income (expense):
Interest expense	(7.9)	(28.8)	(15.3)	(60.2)
Other income (loss), net	6.3	(0.1)	14.2	0.5
Income (loss) before provision for income tax	8.3	(30.0)	13.8	(61.5)
Income tax (expense) benefit	(4.3)	7.5	(4.1)	16.3
Net income (loss)	$4.0	$(22.5)	$9.7	$(45.2)

Revenue

Total revenue from continuing operations for the three and six months ended June 30, 2022 decreased $5.8 million, or 3%, and $12.7 million, or 3%, as compared to the corresponding periods in 2021 as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Residential subscription	$135.4	$141.3	$269.7	$282.0
Business services subscription	27.8	27.3	55.5	54.6
Total subscription	163.2	168.6	325.2	336.6
Other business services	5.4	5.7	10.7	11.3
Other	7.5	7.6	14.8	15.5
Total revenue	$176.1	$181.9	$350.7	$363.4

Subscription Revenue

Total subscription revenue from continuing operations decreased $5.4 million, or 3%, and $11.4 million, or 3%, during the three and six months ended June 30, 2022, as compared to the corresponding periods in 2021. The decreases were primarily driven by a $13.5 million and $27.7 million shift in service offering mix, respectively, as we continue to experience a reduction in Video and Telephony RGUs. These decreases were partially offset by a $6.4 million and $12.4 million increase in average revenue per unit (“ARPU”), respectively, as HSD customers continue to purchase higher speed tiers; coupled with HSD and Video rate increases issued in the second half of 2021 and the first quarter of 2022, and a $1.7 million and $3.9 million increase in volume, respectively, attributable exclusively to the addition of HSD subscribers. ARPU is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period.

Other Business Services

Other business services revenue from continuing operations decreased $0.3 million, or 5%, and $0.6 million, or 5%, during the three and six months ended June 30, 2022, as compared to the corresponding periods in 2021. The decreases in each period were primarily due to decreases in data center revenue.

Other

Other revenue from continuing operations decreased $0.1 million, or 1%, and $0.7 million, or 5%, during the three and six months ended June 30, 2022, as compared to the corresponding period in 2021. The decreases were primarily due to decreases in advertising and line assurance revenue partialy offset by increases in late fee revenue.

Operating expenses (excluding depreciation and amortization)

Operating expenses (excluding depreciation and amortization) from continuing operations decreased $12.1 million, or 13%, and $23.2 million, or 12%, during the three and six months ended June 30, 2022, as compared to the corresponding periods in 2021. The decreases were primarily driven by decreases in direct operating expenses, specifically programming expenses of $8.2 million and $18.0 million, respectively which aligns with the reduction in Video RGUs between periods and lower bad debt expense, partially offset by decreases in capital eligible expenses.

Incremental contribution

Incremental contribution is defined as subscription services revenue less costs directly incurred from third parties in connection with the provision of such services to our customers (service direct expense). Incremental contribution from continuing operations increased $5.6 million, or 5%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and $11.9 million, or 5%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

The increases are primarily related to the decrease in programming expense. Programming expense decreased from $45.9 million for the three months ended June 30, 2021 to $37.7 million for the three months ended June 30, 2022 and $95.2 million for the six months ended June 30, 2021 to $77.2 million for the six months ended June 30, 2022, which is attributable to the decline in Video RGUs.

Selling, general and administrative expenses

Selling, general and administrative expenses from continuing operations decreased $6.2 million, or 14%, and $10.4 million, or 12%, during the three and six months ended June 30, 2022, respectively, compared to the corresponding periods in 2021. The decreases are primarily attributable to decreases in costs associated with digital transformation initiatives, marketing expenses, and legal and professional services expenses, partially offset by an increase in stock compensation expense.

Depreciation and amortization expenses

Depreciation and amortization expenses from continuing operations increased $1.5 million, or 4%, and $4.2 million, or 5%, during the three and six months ended June 30, 2022, respectively, compared to the corresponding periods in 2021. The increases are primarily due to increases of equipment placed into service.

Interest expense

Interest expense from continuing operations decreased $20.9 million, or 73%, and $44.9 million, or 75%, during the three and six months ended June 30, 2022, respectively, compared to the corresponding periods in 2021. The decreases are primarily due to a lower outstanding principal balance as a result of the debt refinancing that occurred in December 2021, and the expiration of the interest rate swap agreement in May 2021.

Other income

Other income from continuing operations increased $6.4 million and $13.7 million during the three and six months ended June 30, 2022, respectively, compared to the corresponding periods in 2021. The increases are primarily related to the Transition Services Agreements under which WOW is providing post-transaction continuity of service to the two different buyers of our sold service areas during the transition periods.

Discontinued Operations

On September 1, 2021, WOW completed the sale of its Cleveland and Columbus, Ohio markets and on November 1, 2021, WOW completed the sale of its Chicago, Illinois, Evansville, Indiana and Baltimore, Maryland markets. The Company presents these markets as discontinued operations in the consolidated statements of operations and excludes them from continuing operations for all periods in which such discontinued operations are presented. Results of discontinued operations include all revenues and direct expenses of these markets. General corporate overhead is not allocated to discontinued operations.

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

Results of Operations

The following table summarizes our results from discontinued operations for the period presented:

	Three months ended	Six months ended
	June 30,	June 30,
	2021	2021

	(in millions)
Revenue	$105.4	$210.2
Costs and expenses:
Operating (excluding depreciation and amortization)	37.6	77.2
Selling, general and administrative	2.8	5.5
Depreciation and amortization	20.5	41.0
	60.9	123.7
Income from operations	44.5	86.5
Other income:
Interest income	0.4	0.4
Gain on sale of assets, net	0.2	0.2
Other income, net	0.1	0.1
Income before provision for income tax	45.2	87.2
Income tax expense	(10.3)	(20.0)
Net income	$34.9	$67.2

Revenue

The following table summarizes our revenue from discontinued operations for the period presented:

	Three months ended	Six months ended
	June 30,	June 30,
	2021	2021

	(in millions)
Residential subscription	$91.2	$181.5
Business services subscription	9.6	19.1
Total subscription	100.8	200.6
Other business services	0.4	1.0
Other	4.2	8.6
Total revenue	$105.4	$210.2

Total Company

Income Tax Expense

We reported income tax expense of $4.3 million and $2.8 million for the three months ended June 30, 2022 and 2021, respectively, and income tax expense of $4.1 million and $3.7 million for the six months ended June 30, 2022 and 2021, respectively. The change in income tax expense was primarily related to a decrease in income from operations before provision for income tax period over period, coupled with a decrease in the effective income tax rate, which is the result of windfall tax deductions related to equity compensation and additional research and development credits, offset by an increase in valuation allowance due to the Company’s expansion into new markets.

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

The following tables provide a reconciliation of incremental contribution to income from operations, which is the most directly comparable GAAP measure, for the periods presented:

	Three months ended			Three months ended
	June 30, 2022			June 30, 2021
	Continuing	Discontinued	Total	Continuing	Discontinued	Total

	(in millions)
Income (loss) from operations	$9.9	$—	$9.9	$(1.1)	$44.5	$43.4
Revenue (excluding subscription revenue)	(12.9)	—	(12.9)	(13.3)	(4.6)	(17.9)
Other non-allocated operating expense (excluding depreciation and amortization)	41.9	—	41.9	43.0	7.9	50.9
Selling, general and administrative	39.3	—	39.3	45.5	2.8	48.3
Depreciation and amortization	43.9	—	43.9	42.4	20.5	62.9
Incremental contribution	$122.1	$—	$122.1	$116.5	$71.1	$187.6

	Six months ended			Six months ended
	June 30, 2022			June 30, 2021
	Continuing	Discontinued	Total	Continuing	Discontinued	Total

	(in millions)
Income (loss) from operations	$14.9	$—	$14.9	$(1.8)	$86.5	$84.7
Revenue (excluding subscription revenue)	(25.5)	—	(25.5)	(26.8)	(9.6)	(36.4)
Other non-allocated operating expense (excluding depreciation and amortization)	85.7	—	85.7	85.6	15.4	101.0
Selling, general and administrative	77.6	—	77.6	88.0	5.5	93.5
Depreciation and amortization	87.9	—	87.9	83.7	41.0	124.7
Incremental contribution	$240.6	$—	$240.6	$228.7	$138.8	$367.5

Liquidity and Capital Resources

Our primary funding requirements are for our ongoing operations, capital expenditures, outstanding debt obligations, including lease agreements, and strategic investments. At June 30, 2022, the principal amount of our outstanding consolidated debt aggregated to $738.5 million, of which $18.3 million is classified as current in our unaudited condensed consolidated balance sheet as of such date. As of June 30, 2022, we had borrowing capacity of $245.6 million under our new Revolving Credit Facility. We are required to prepay principal amounts if we generate excess cash flow, as defined in the Credit Agreement. As of June 30, 2022, we had $49.9 million of cash and cash equivalents. We believe that our existing cash balances, available borrowing capacity under our Revolving Credit Facility, and operating cash flows will provide sufficient resources to fund our obligations and anticipated liquidity requirements over the next 12 months.

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

Historical Operating, Investing, and Financing Activities

Operating Activities

Net cash provided by operating activities was $156.9 million for the six months ended June 30, 2021 as compared to net cash used in operating activities of $51.7 million for the six months ended June 30, 2022. The change is due to the income tax payment associated with the sale of the Chicago, Illinois, Evansville, Indiana, and Baltimore, Maryland markets, which the Company paid during the second quarter of 2022.

Investing Activities

Net cash used in investing activities decreased from $114.6 million for six months ended June 30, 2021 compared to $75.7 million for the six months ended June 30, 2022. The decrease is primarily attributable to a decrease in capital expenditures relating to our smaller footprint following the sales of our service areas.

We have ongoing capital expenditure requirements related to the maintenance, expansion and technological upgrades of our network. Capital expenditures are funded primarily through a combination of cash on hand and cash flow from operations. Our capital expenditures from continuing operations were $76.8 million and $85.5 million for the six months ended June 30, 2022 and 2021, respectively. The $8.7 million decrease from the six months ended June 30, 2021 to the six months ended June 30, 2022 is primarily related related to a reduction in network enhancement and customer premise equipment (“CPE”) expenditures partially offset by increases in line extensions as we focus on expanding our network.

The following table sets forth additional information regarding our capital expenditures for the periods presented:

	Six months ended			Six months ended
	June 30, 2022			June 30, 2021
	Continuing	Discontinued	Total	Continuing	Discontinued	Total

	(in millions)
Capital Expenditures
Customer premise equipment(1)	$33.6	$—	$33.6	$36.5	$19.8	$56.3
Scalable infrastructure(2)	18.1	—	18.1	22.6	2.3	24.9
Line extensions(3)	10.2	—	10.2	7.4	2.4	9.8
Support capital and other(4)	14.9	—	14.9	19.0	5.5	24.5
Total	$76.8	$—	$76.8	$85.5	$30.0	$115.5
Capital expenditures included in total related to:
Edge-outs(5)	$1.9	$—	$1.9	$1.8	$1.2	$3.0
Business services(6)	$5.8	$—	$5.8	$7.5	$2.1	$9.6
Greenfields(7)	$5.0	$—	$5.0	$—	$—	$—
(1)	Customer premise equipment (“CPE”) includes equipment and installation costs incurred to deliver services to residential and business services customers. CPE includes the costs of acquiring and installing our set-top boxes and modems, as well as the cost of customer connections to our network.
(2)	Scalable infrastructure includes costs, not directly related to customer acquisition activity, to support new customer growth and provide service enhancements (e.g., headend equipment).
(3)	Line extensions include costs associated with new home development including edge-outs and greenfields (e.g., fiber / coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(4)	Support capital and other includes costs to modify or replace existing HFC network, including enhancements, and all other costs to support day-to-day operations, including land, buildings, vehicles, office equipment, tools and test equipment.
(5)	Edge-outs represent costs to extend our network into new adjacent service areas, including the associated CPE.
(6)	Business services represent costs associated with the build-out of our network to support business services customers, including the associated CPE.
(7)	Greenfields represent costs associated with building our fiber technology network in locations non-adjacent to our existing network.

Financing Activities

Net cash used in financing activities decreased from $31.4 million for the six months ended June 30, 2021 to $15.9 million for six months ended June 30, 2022. The change is primarily due to a decrease in net borrowings of $14.1 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of June 30, 2022, borrowings under our Term B Loans and Revolving Credit Facility bear interest at SOFR plus 3.00% and SOFR plus 2.75%, respectively. As of June 30, 2022, our Senior Secured Credit Facility is still variable rate debt. A hypothetical 100 basis point (1%) change in SOFR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of June 30, 2022) would result in an annual interest expense change of up to approximately $7.3 million on our Senior Secured Credit Facility.

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

Our management, with the participation of the Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2022. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the second quarter of 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table presents WOW’s purchases of equity securities completed during the second quarter of 2022 (dollars in millions, except per share amounts):

				Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet be
	Number of Shares	Average Price	Purchased as Part of Publicly	Purchased Under the Plans
Period	Purchased (1)	Paid per Share	Announced Plans or Programs	or Programs
April 1 - 30, 2022	9,930	$19.81	—	$—
May 1 - 31, 2022	3,919	$20.23	—	$—
June 1 - 30, 2022	21,300	$18.25	—	$—
(1)	Shares represent shares withheld from employees for the payment of taxes upon the vesting of restricted stock awards.

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
101

The following financial information from WideOpenWest, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022, filed with the Securities and Exchange Commission on August 5, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the unaudited Condensed Consolidated Balance Sheets; (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income; (iv) the unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (v) the unaudited Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the unaudited Condensed Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST, INC.

August 5, 2022	By:	/s/ TERESA ELDER
Teresa Elder
Chief Executive Officer

	By:	/s/ JOHN REGO
John Rego
Chief Financial Officer