Form 10-Q
period 2022-09-30
WideOpenWest, Inc.
filed 2022-11-03
CIK 1701051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of outstanding shares of the registrant’s common stock as of October 28, 2022 was 87,660,160.

WIDEOPENWEST, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2022. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to “WOW,” “we,” “us,” “our,” or “the Company” are to WideOpenWest, Inc. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not historical facts contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events. Such statements involve certain risks, uncertainties and assumptions. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to:

●	the ability to retain and further attract customers due to increased competition, resource abilities of competitors, and shifts in the entertainment desires of customers;
●	our ability to respond to rapid technological change, including our ability to develop and deploy new products and technologies;
●	increases in programming and retransmission costs and/or programming exclusivity in favor of our competitors;
●	the disruption or failure of our network information systems or technologies as a result of hacking, viruses, outages or natural disasters in one or more of our geographic markets;
●	the effects of new regulations or regulatory changes on our business;
●	our substantial level of indebtedness, sensitivity to increases in prevailing interest rates, and our ability to comply with all covenants in our debt agreements;
●	changes in laws and government regulations that may impact the availability and cost of capital;
●	effects of uncertain economic conditions, particularly in light of the current novel coronavirus (“COVID-19”) pandemic, and related factors (e.g., unemployment, inflation, decreased disposable income, etc.) which may negatively affect our customers’ demand or ability to pay for our current and future products and services;
●	our ability to manage the risks involved in the foregoing; and

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

ii

PART I-FINANCIAL INFORMATION

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2022	2021

	(in millions, except share data)
Assets
Current assets
Cash and cash equivalents	$45.3	$193.2
Accounts receivable—trade, net of allowance for doubtful accounts of $3.4 and $4.3, respectively	39.3	40.9
Accounts receivable—other, net	7.9	17.2
Prepaid expenses and other	38.6	30.7
Total current assets	131.1	282.0
Right-of-use lease assets—operating	16.1	17.2
Property, plant and equipment, net	709.8	722.3
Franchise operating rights	620.1	620.1
Goodwill	225.1	225.1
Intangible assets subject to amortization, net	1.4	1.7
Other non-current assets	43.4	38.3
Total assets	$1,747.0	$1,906.7
Liabilities and stockholders’ equity
Current liabilities
Accounts payable—trade	$42.6	$50.3
Accrued interest	1.0	0.8
Current portion of long-term lease liability—operating	5.0	5.1
Accrued liabilities and other	59.4	218.7
Current portion of long-term debt and finance lease obligations	18.1	17.9
Current portion of unearned service revenue	27.3	28.1
Total current liabilities	153.4	320.9
Long-term debt and finance lease obligations, net of debt issuance costs —less current portion	718.0	723.5
Long-term lease liability—operating	12.7	13.8
Deferred income taxes, net	248.5	257.6
Other non-current liabilities	21.4	20.1
Total liabilities	1,154.0	1,335.9
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 96,893,966 and 96,225,910 issued as of September 30, 2022 and December 31, 2021, respectively; 87,670,327 and 87,392,088 outstanding as of September 30, 2022 and December 31, 2021, respectively	1.0	1.0
Additional paid-in capital	367.5	348.5
Accumulated income	320.7	310.5
Treasury stock at cost, 9,223,639 and 8,833,822 shares as of September 30, 2022 and December 31, 2021, respectively	(96.2)	(89.2)
Total stockholders’ equity	593.0	570.8
Total liabilities and stockholders’ equity	$1,747.0	$1,906.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in millions, except share data)
Revenue	$173.7	$184.0	$524.4	$547.4
Costs and expenses:
Operating (excluding depreciation and amortization)	79.1	93.4	249.4	286.9
Selling, general and administrative	39.7	44.8	117.3	132.8
Depreciation and amortization	45.0	42.3	132.9	126.0
	163.8	180.5	499.6	545.7
Income from operations	9.9	3.5	24.8	1.7
Other income (expense):
Interest expense	(10.5)	(22.4)	(25.8)	(82.6)
Other income, net	1.5	1.9	15.7	2.4
Income (loss) from continuing operations before provision for income tax	0.9	(17.0)	14.7	(78.5)
Income tax (expense) benefit	(0.4)	(4.2)	(4.5)	12.1
Income (loss) from continuing operations	0.5	(21.2)	10.2	(66.4)
Discontinued Operations (Note 3)
Income from discontinued operations, net of tax	—	539.1	—	606.3
Net income	$0.5	$517.9	$10.2	$539.9

Basic and diluted earnings (loss) per common share - continuing operations
Basic	$0.01	$(0.26)	$0.12	$(0.80)
Diluted	$0.01	$(0.26)	$0.12	$(0.80)
Basic and diluted earnings per common share - discontinued operations
Basic	$—	$6.50	$—	$7.34
Diluted	$—	$6.50	$—	$7.34
Basic and diluted earnings per common share
Basic	$0.01	$6.24	$0.12	$6.54
Diluted	$0.01	$6.24	$0.12	$6.54
Weighted-average common shares outstanding
Basic	84,274,050	82,973,519	83,908,691	82,615,949
Diluted	86,735,246	82,973,519	86,671,875	82,615,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in millions)
Net income	$0.5	$517.9	$10.2	$539.9
Unrealized gain on derivative instrument, net of tax	—	—	—	6.5
Comprehensive income	$0.5	$517.9	$10.2	$546.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

		Common	Treasury	Additional		Total
	Common	Stock	Stock at	Paid-in	Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Income	Equity

	(in millions, except share data)
Balances at January 1, 2022	87,392,088	$1.0	$(89.2)	$348.5	$310.5	$570.8
Stock-based compensation	—	—	—	5.6	—	5.6
Issuance of restricted stock, net	704,864	—	—	—	—	—
Purchase of shares	(298,386)	—	(5.3)	—	—	(5.3)
Net income	—	—	—	—	5.7	5.7
Balances at March 31, 2022(1)	87,798,566	$1.0	$(94.5)	$354.1	$316.2	$576.8
Stock-based compensation	—	—	—	6.3	—	6.3
Issuance of restricted stock, net	(31,332)	—	—	—	—	—
Purchase of shares	(35,149)	—	(0.7)	—	—	(0.7)
Net income	—	—	—	—	4.0	4.0
Balances at June 30, 2022(1)	87,732,085	$1.0	$(95.2)	$360.4	$320.2	$586.4
Stock-based compensation	—	—	—	7.1	—	7.1
Issuance of restricted stock, net	(5,476)	—	—	—	—	—
Purchase of shares	(56,282)	—	(1.0)	—	—	(1.0)
Net income	—	—	—	—	0.5	0.5
Balances at September 30, 2022(1)	87,670,327	$1.0	$(96.2)	$367.5	$320.7	$593.0
(1)	Included in outstanding shares as of March 31, 2022, June 30, 2022 and September 30, 2022 are 3,721,638, 3,523,316 and 3,322,057, respectively, of non-vested shares of restricted stock awards granted to employees and directors.

					Accumulated		Total
		Common	Treasury	Additional	Other	Accumulated	Stockholders'
	Common	Stock	Stock at	Paid-in	Comprehensive	Income	Equity
	Stock	Par Value	Cost	Capital	Loss	(Deficit)	(Deficit)

	(in millions, except share data)
Balances at January 1, 2021	86,847,797	$1.0	$(80.7)	$333.8	$(6.5)	$(460.0)	$(212.4)
Changes in accumulated other comprehensive gain	—	—	—	—	4.3	—	4.3
Stock-based compensation	—	—	—	3.1	—	—	3.1
Issuance of restricted stock, net	666,127	—	—	—	—	—	—
Purchase of shares	(397,186)	—	(6.6)	—	—	—	(6.6)
Net income	—	—	—	—	—	9.6	9.6
Balances at March 31, 2021(1)	87,116,738	$1.0	$(87.3)	$336.9	$(2.2)	$(450.4)	$(202.0)
Changes in accumulated other comprehensive gain	—	—	—	—	2.2	—	2.2
Stock-based compensation	—	—	—	4.0	—	—	4.0
Issuance of restricted stock, net	34,929	—	—	—	—	—	—
Purchase of shares	(40,473)	—	(0.8)	—	—	—	(0.8)
Net income	—	—	—	—	—	12.4	12.4
Balances at June 30, 2021(1)	87,111,194	$1.0	$(88.1)	$340.9	$—	$(438.0)	$(184.2)
Stock-based compensation	—	—	—	4.1	—	—	4.1
Issuance of restricted stock, net	106,642	—	—	—	—	—	—
Purchase of shares	(26,683)	—	(0.6)	—	—	—	(0.6)
Net income	—	—	—	—	—	517.9	517.9
Balances at September 30, 2021(1)	87,191,153	$1.0	$(88.7)	$345.0	$—	$79.9	$337.2
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

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2022	2021

	(in millions)
Cash flows from operating activities:
Net income	$10.2	$539.9
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	133.9	167.0
Deferred income taxes	(9.0)	103.3
Provision for doubtful accounts	2.7	8.3
Gain on sale of Ohio markets	—	(689.6)
Gain on sale of operating assets, net	(1.0)	(0.5)
Amortization of debt issuance costs and discount	1.3	3.6
Non-cash compensation	18.5	11.6
Other non-cash items	0.1	(0.2)
Changes in operating assets and liabilities:
Receivables and other operating assets	(5.9)	(19.0)
Payables and accruals	(163.6)	115.1
Net cash (used in) provided by operating activities	$(12.8)	$239.5
Cash flows from investing activities:
Capital expenditures	$(114.5)	$(167.4)
Proceeds from sale of Ohio markets, net	—	1,112.5
Other investing activities	1.3	1.3
Net cash (used in) provided by investing activities	$(113.2)	$946.4
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	$—	$37.0
Payments on long-term debt and finance lease obligations	(14.9)	(1,167.8)
Purchase of shares	(7.0)	(7.9)
Net cash used in financing activities	$(21.9)	$(1,138.7)
(Decrease) increase in cash and cash equivalents	(147.9)	47.2
Cash and cash equivalents, beginning of period	193.2	12.4
Cash and cash equivalents, end of period	$45.3	$59.6
Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$24.3	$81.9
Cash paid during the periods for income taxes, net	$142.7	$2.2
Non-cash operating activities:
Operating lease additions	$2.7	$1.0
Non-cash financing activities:
Finance lease additions	$8.3	$5.1
Capital expenditure accounts payable and accruals	$25.9	$24.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

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

Recently Issued Accounting Standards

ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). The FASB issued ASU 2021-10 which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy to increase the transparency of government assistance including the disclosure of the types of assistance, an entity’s accounting for the assistance, and the effect of the assistance on an entity’s financial statements. The amendments in this update are available for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. The Company will adopt these amendments prospectively as of January 1, 2022 and will include the appropriate disclosures in the Annual Report on Form 10-K for the year ended December 31, 2022. The adoption will not have a material impact on the Company's financial position, results of operations or cash flows.

Note 3. Discontinued Operations

Sale of Service Areas

On June 30, 2021, WOW entered into two separate asset sales with two different buyers. On September 1, 2021, WOW completed the sale of its Cleveland and Columbus, Ohio markets and on November 1, 2021, WOW completed the sale of its Chicago, Illinois, Evansville, Indiana and Baltimore, Maryland markets. The Company will present these markets as discontinued operations in the consolidated statements of operations and exclude from continuing operations for all periods in which such discontinued operations are presented. Results of discontinued operations include all revenues and direct expenses of these markets. General corporate overhead is not allocated to discontinued operations.

The following table presents information regarding certain components of income from discontinued operations:

	Three months ended	Nine months ended
	September 30,	September 30,
	2021	2021

	(in millions)
Revenue	$83.7	$293.9
Costs and expenses:
Operating (excluding depreciation and amortization)	28.9	106.1
Selling, general and administrative	5.2	10.7
Depreciation and amortization	—	41.0
	34.1	157.8
Income from operations	49.6	136.1
Other income:
Interest income	—	0.4
Gain on sale of assets, net	689.9	690.1
Other income, net	—	0.1
Income from discontinued operations before provision for income tax	739.5	826.7
Income tax expense	(200.4)	(220.4)
Income from discontinued operations	$539.1	$606.3

The following table presents revenue by service offering from discontinued operations:

	Three months ended	Nine months ended
	September 30,	September 30,
	2021	2021

	(in millions)
Residential subscription
HSD	$41.4	$143.5
Video	27.1	98.6
Telephony	3.0	10.9
Total Residential subscription	$71.5	$253.0
Business subscription
HSD	$5.0	$16.7
Video	0.7	2.5
Telephony	2.3	7.9
Total business subscription	$8.0	$27.1
Total subscription services revenue	79.5	280.1
Other business services revenue	0.6	1.6
Other revenue	3.6	12.2
Total revenue	$83.7	$293.9

The following table presents specified items of cash flow and significant non-cash items of discontinued operations:

Nine months ended
September 30,
2021
(in millions)
Specified items of cash flow:
Capital expenditures	$41.2

Non-cash operating activities:
Operating lease additions	$—
Non-cash investing activities:
Capital expenditure accounts payable and accruals	$2.3

In connection with the asset sales, the Company entered into two separate transition services agreements under which WOW will continue to provide certain services to each of the buyers. Under the transition services agreements, the buyers may elect a variety of services, including but not limited to: information technology, network, business support services, etc. The term of the transition services agreements are for 12 months following each closing date, respectively, with two optional three month extensions. As of September 30, 2022, the transition services agreements with both buyers were still in effect for certain limited services. None of the costs related to the employees, processes or systems utilized to provide the services under the transition services agreements were allocated to discontinued operations.

Income earned under these agreements is presented in other income, net in the condensed consolidated statement of operations and associated receivables are presented in accounts receivable – other, net in the condensed consolidated balance sheet. The Company recognized $1.3 million and $14.8 million of income related to the transition service agreements for the three and nine months ended September 30, 2022, respectively.

Note 4. Revenue from Contracts with Customers

Revenue by Service Offering

The following table presents revenue by service offering:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in millions)
Residential subscription
HSD	$84.2	$85.6	$251.1	$246.6
Video	42.4	50.0	132.8	156.1
Telephony	6.1	7.0	18.5	21.9
Total residential subscription	$132.7	$142.6	$402.4	$424.6
Business subscription
HSD	$18.1	$17.7	$53.9	$52.0
Video	2.9	2.8	8.8	8.4
Telephony	6.7	7.2	20.5	21.9
Total business subscription	$27.7	$27.7	$83.2	$82.3
Total subscription services revenue	160.4	170.3	485.6	506.9
Other business services revenue(1)	5.4	5.6	16.1	16.9
Other revenue	7.9	8.1	22.7	23.6
Total revenue	$173.7	$184.0	$524.4	$547.4
(1)	Includes wholesale and colocation lease revenue of $4.8 million and $4.8 million for the three months ended September 30, 2022 and 2021, respectively, and $14.4 million and $14.6 million for the nine months ended September 30, 2022 and 2021, respectively.

Costs of Obtaining Contracts with Customers

The following table summarizes the activity of costs of obtaining contracts with customers:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in millions)
Balance at beginning of period	$38.2	$35.4	$37.3	$31.8
Deferral	4.6	4.3	12.4	12.2
Amortization	(3.7)	(2.7)	(10.6)	(7.0)
Balance at end of period	$39.1	$37.0	$39.1	$37.0

The following table presents the current and non-current portion of costs of obtaining contracts with customers as of the end of the corresponding periods:

	September 30, 2022	December 31, 2021

	(in millions)
Current costs of obtaining contracts with customers	$15.4	$14.1
Non-current costs of obtaining contracts with customers	23.7	23.2
Total costs of obtaining contracts with customers	$39.1	$37.3

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

Contract Liabilities

The following table summarizes the activity of current and non-current contract liabilities:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in millions)
Balance at beginning of period	$2.9	$3.3	$3.3	$2.9
Deferral	2.9	3.3	9.1	9.1
Revenue recognized	(3.0)	(3.2)	(9.6)	(8.6)
Balance at end of period	$2.8	$3.4	$2.8	$3.4

The following table presents the current and non-current portion of contract liabilities as of the end of the corresponding periods:

	September 30, 2022	December 31, 2021

	(in millions)
Current contract liabilities	$2.5	$2.9
Non-current contract liabilities	0.3	0.4
Total contract liabilities	$2.8	$3.3

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

A summary of expected business subscription and other business services revenue to be recognized in future periods related to performance obligations which have not been satisfied or are partially unsatisfied as of September 30, 2022 is set forth in the table below:

	2022	2023	2024	Thereafter	Total

	(in millions)
Subscription services	$13.7	$37.8	$21.8	$9.3	$82.6
Other business services	0.8	2.2	0.9	0.2	4.1
Total expected revenue	$14.5	$40.0	$22.7	$9.5	$86.7

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

The following table presents the change in the allowance for doubtful accounts for trade accounts receivable:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in millions)
Balance at beginning of period	$2.4	$5.0	$4.3	$6.7
Provision charged to expense (1)	2.0	2.1	2.7	5.7
Accounts written off, net of recoveries	(1.0)	(1.6)	(3.6)	(6.9)
Balance at end of period	$3.4	$5.5	$3.4	$5.5
(1)	The Company released nil and $1.6 million of reserves established in 2020 related to COVID-19 during the three and nine months ended September 30, 2022, respectively.

Note 5. Property, Plant and Equipment, Net

Property, plant and equipment consists of the following:

	September 30,	December 31,
	2022	2021

	(in millions)
Distribution facilities	$1,307.3	$1,238.3
Customer premise equipment	272.6	267.7
Head-end equipment	246.3	228.5
Computer equipment and software	149.8	132.5
Telephony infrastructure	52.4	52.4
Buildings and leasehold improvements	32.6	32.1
Vehicles	22.9	23.7
Office and technical equipment	19.0	18.9
Land	4.4	4.4
Construction in progress (including material inventory and other)	38.2	34.9
Total property, plant and equipment	2,145.5	2,033.4
Less accumulated depreciation	(1,435.7)	(1,311.1)
	$709.8	$722.3

Depreciation expense for the three months ended September 30, 2022 and 2021 was $44.9 million and $42.2 million, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $133.7 million and $125.7 million, respectively. Included in depreciation and amortization expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2022 were net gains on sales of operating assets of nil and $1.0 million, respectively.

Note 6. Accrued Liabilities and Other

Accrued liabilities and other consists of the following:

	September 30,	December 31,
	2022	2021

	(in millions)
Programming costs	$18.2	$19.3
Payroll and employee benefits	17.1	29.6
Other accrued liabilities	7.1	9.5
Property, income, sales and use taxes(1)	5.9	132.7
Franchise and revenue sharing fees	5.3	7.9
Customer cash collections (Transition Services Agreements)	3.4	17.5
Utility pole costs	2.4	2.2
	$59.4	$218.7
(1)	As of December 31, 2021 includes the current income tax payable associated with the sale of the Chicago, Illinois, Evansville, Indiana, and Baltimore, Maryland markets.

Note 7. Long-Term Debt and Finance Leases

The following table summarizes the Company’s long-term debt and finance leases:

				December 31,
	September 30, 2022			2021
	Available
	borrowing	Effective	Outstanding	Outstanding
	capacity	interest rate(1)	balance	balance

	(in millions)
Long-term debt:
Term B Loans, net(2)	$—	6.49%	$719.3	$724.2
Revolving Credit Facility(3)	245.6	3.00%	—	—
Total long-term debt	$245.6		719.3	724.2
Other Financing			0.1	0.4
Finance lease obligations			21.5	22.3
Total long-term debt, finance lease obligations and other			740.9	746.9
Debt issuance costs, net(4)			(4.8)	(5.5)
Sub-total			736.1	741.4
Less current portion			(18.1)	(17.9)
Long-term portion			$718.0	$723.5
(1)	Represents the effective interest rate in effect for all borrowings outstanding as of September 30, 2022 pursuant to each debt instrument including the applicable margin.
(2)	At September 30, 2022 and December 31, 2021 includes $5.2 million and $5.8 million of net discounts, respectively.
(3)	Available borrowing capacity at September 30, 2022 represents $250.0 million of total availability less outstanding letters of credit of $4.4 million. Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company.
(4)	At September 30, 2022 and December 31, 2021 debt issuance costs include $3.7 million and $4.1 million related to Term B Loans and $1.1 million and $1.4 million related to the Revolving Credit Facility, respectively.

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

As of September 30, 2022, the Company was in compliance with all debt covenants.

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

The following table presents restricted stock activity during the nine months ended September 30, 2022:

Number of
Unvested
Restricted Stock
Shares
Outstanding, beginning of period	4,325,124
Granted	836,388
Vested	(1,671,123)
Forfeited	(168,332)
Outstanding, end of period(1)	3,322,057
(1)	The total outstanding unvested shares of restricted stock awards granted to employees and directors are included in total outstanding shares as of September 30, 2022.

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

During February of 2022, the Compensation Committee approved proportional adjustments to the three-year cumulative EBITDA metrics associated with the 2021 and 2020 performance shares to adjust for the sale of the five service areas. Stock compensation expense will be recognized from the date of adjustment through the remaining service period of the awards if achievement is deemed probable. As of September 30, 2022, achievement of the performance conditions associated with the 2022, 2021 and 2020 performance shares was deemed probable.

The Company recorded $6.4 million and $4.5 million for the three months ended September 30, 2022 and 2021, respectively, and recorded $18.5 million and $11.6 million for the nine months ended September 30, 2022 and 2021, respectively, of non-cash stock-based compensation expense which is reflected in selling, general and administrative expense and operating expenses (excluding depreciation and amortization), depending on the recipients’ duties in the Company’s unaudited condensed consolidated statements of operations.

Note 9. Earnings (Loss) per Common Share

Basic earnings or loss per share attributable to the Company’s common stockholders is computed by dividing net earnings or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share attributable to common stockholders presents the dilutive effect, if any, on a per share basis of potential common shares (such as restricted stock units) as if they had been vested or converted during the periods presented.  No such items were included in the computation of diluted loss or earnings per share for the three and nine months ended September 30, 2021 because the Company incurred a net loss from continuing operations and the effect of inclusion would have been anti-dilutive.

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in millions, except share data)
Income (loss) from continuing operations	$0.5	$(21.2)	$10.2	$(66.4)

Income from discontinued operations	$—	$539.1	$—	$606.3

Net income	$0.5	$517.9	$10.2	$539.9

Basic weighted-average shares	84,274,050	82,973,519	83,908,691	82,615,949
Effect of dilutive securities:
Restricted stock awards	2,461,196	—	2,763,184	—
Diluted weighted-average shares	86,735,246	82,973,519	86,671,875	82,615,949

Basic and diluted earnings (loss) per common share - continuing operations
Basic	$0.01	$(0.26)	$0.12	$(0.80)
Diluted	$0.01	$(0.26)	$0.12	$(0.80)

Basic and diluted earnings per common share - discontinued operations
Basic	$—	$6.50	$—	$7.34
Diluted	$—	$6.50	$—	$7.34

Basic and diluted earnings per common share
Basic	$0.01	$6.24	$0.12	$6.54
Diluted	$0.01	$6.24	$0.12	$6.54

The dilutive effect of the potential common shares from the performance shares is included in diluted earnings per share upon the satisfaction of certain performance and market conditions. These conditions are evaluated at each reporting period and if the conditions have been satisfied during the reporting period, the number of contingently issuable shares are included in the computation of diluted earnings per share. As of September 30, 2022, the Company determined the performance conditions associated with the performance shares issued in 2021 and 2022 were not yet achieved; however, the performance condition associated with the performance shares issued in 2020, and the market conditions indicated a certain level of achievement within the payout range. Therefore, the contingently issuable performance shares associated with the 2020 performance condition and market conditions were included in the computation of diluted earnings per share.

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

The estimated fair value of the Company’s long-term debt is based on dealer quotes considering current market rates for the Company’s credit facility and is classified as Level 2. The ratio of the Company’s aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets. The fair value of the Company’s long-term debt was valued at $702.8 million and $729.1 million as of September 30, 2022 and December 31, 2021, respectively. Long-term debt fair value does not include debt issuance costs and discounts. There were no transfers into or out of Level 1, 2 or 3 during the periods ended September 30, 2022 and December 31, 2021.

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

Gains on derivatives designated as cash flow hedges included in the unaudited condensed consolidated statements of comprehensive income for nine months ended September 30, 2021 are shown in the table below:

Nine months ended
September 30,
2021
(in millions)
Interest rate swap contracts(1)
Gain recorded in AOCI on derivatives, before tax	$8.5
Tax impact	(2.0)
Gain recorded in AOCI on derivatives, net	$6.5
(1)	Gains (losses) on derivatives reclassified from AOCI into income are included in “Interest expense” in the unaudited condensed consolidated statements of operations, the same line item as the earnings effect of the hedged item. Losses recognized for the nine months ended September 30, 2021 total $9.5 million.

For the periods presented, all cash flows associated with derivatives are classified as operating cash flows in the unaudited condensed consolidated statements of cash flows.

Note 12. Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Additionally, the impact on deferred tax assets and liabilities of changes in tax rates is reflected in the financial statements in the period that includes the date of enactment. The Company reported income tax expense of $0.4 million and $204.6 million for the three months ended September 30, 2022 and 2021, respectively and $4.5 million and $208.3 million for the nine months ended September 30, 2022 and 2021, respectively. The change in income tax expense is primarily related to the inclusion of the gain on sale of the Cleveland and Columbus, Ohio service areas in taxable income for the three and nine months ended September 30, 2021, coupled with a decrease in income for the three and nine months ended September 30, 2022 relating to our smaller footprint following the sales of five service areas in 2021.

Note 13. Commitments and Contingencies

Sprint Patent Infringement Claim. On March 7, 2018, Sprint Communications Company L.P (“Sprint”) filed complaints in the U.S. District Court for the District of Delaware alleging that the Company (and other industry participants) infringe patents purportedly relating to Sprint’s Voice over Internet Protocol (“VoIP”) services. The lawsuit is part of a pattern of litigation that was initiated as far back as 2007 by Sprint against numerous broadband and telecommunications providers. The Company has multiple legal and contractual defenses and is vigorously defending against the claims. Additionally, the Company is pursuing indemnification claims against equipment providers whose equipment is implicated by the claims. Formal discovery was completed in mid-February 2020, with the court issuing its pre-trial scheduling order with trial scheduled for April 24, 2023. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on the Company’s financial position, results of operations or cash flows.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading broadband services provider offering high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential customers and offer a full range of products and services to business customers. Our services are delivered across 14 markets via our advanced hybrid fiber-coax network (“HFC”). Our footprint covers certain suburban areas within the states of Alabama, Florida, Georgia, Michigan, South Carolina and Tennessee. At September 30, 2022, our broadband networks passed 1.9 million homes and businesses and served approximately 538,100 customers.

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

We continue to experience strong demand for our HSD service. For the three and nine months ended September 30, 2022, the average percentage of HSD only new connections was approximately 88%, in line with the corresponding periods in 2021. Customers also connected at higher speeds with approximately 76% of HSD only new connections purchasing 500MB or higher speeds during the third quarter of 2022, representing a 24% increase compared to the third quarter of 2021. To further support the demand for fast, reliable internet, we recently launched our 1.2 GIG HSD tier across our footprint. Our highest speed tier is available for all new residential customers and available as an upgrade for existing residential customers.

Throughout 2022, WOW has been focused on building and marketing its specific greenfield initiatives to expand its network in locations non-adjacent to its existing network and bring its state-of-the-art all IP fiber technology and award-winning customer service to new markets. WOW’s current greenfield initiatives include Seminole County and Orange County, Florida and Greenville County, South Carolina, representing thousands of homes passed.

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

Homes Passed and Subscribers

We report homes passed as the number of serviceable addresses, such as single residence homes, apartments and condominium units, and businesses passed by our broadband network and listed in our database. We report total subscribers as the number of subscribers who receive at least one of our HSD, Video or Telephony services, without regard to which or how many services they subscribe. We define each of the individual HSD subscribers, Video subscribers and Telephony subscribers as a revenue generating unit (“RGU”). The following table summarizes homes passed, total subscribers and total RGUs for our services as of each respective date and for comparability purposes, presents subscribers associated with the Company’s continuing operations as of each specified date:

	Sep. 30,	Dec. 31,	Mar. 31,	Jun.30,	Sep. 30,
	2021	2021	2022	2022	2022
Homes passed	1,880,900	1,882,100	1,886,000	1,886,000	1,886,000
Total subscribers	531,600	532,900	534,700	536,600	538,100
HSD RGUs	509,500	511,700	515,000	517,200	518,600
Video RGUs	158,600	150,600	142,000	135,500	129,900
Telephony RGUs	102,400	100,000	97,300	95,200	92,900
Total RGUs	770,500	762,300	754,300	747,900	741,400

The following table displays the homes passed and subscribers related to the Company’s edge-out activities:

	Sep. 30,	Dec. 31,	Mar. 31,	Jun.30,	Sep. 30,
	2021	2021	2022	2022	2022
Homes passed	78,000	78,200	78,600	78,900	79,100
Total subscribers	19,000	19,300	19,500	19,700	19,800
HSD RGUs	18,900	19,200	19,400	19,600	19,700
Video RGUs	6,900	6,900	6,900	6,900	6,900
Telephony RGUs	2,800	2,800	2,800	2,800	2,800
Total RGUs	28,600	28,900	29,100	29,300	29,400

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

Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services were 93% of total revenue for both the nine months ended September 30, 2022 and 2021. The remaining percentage of non-subscription revenue is derived primarily from other business services, line assurance warranty services and advertising placement.

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

Continuing Operations

Results of Operations

The following table summarizes our results from continuing operations for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in millions)
Revenue	$173.7	$184.0	$524.4	$547.4
Costs and expenses:
Operating (excluding depreciation and amortization)	79.1	93.4	249.4	286.9
Selling, general and administrative	39.7	44.8	117.3	132.8
Depreciation and amortization	45.0	42.3	132.9	126.0
	163.8	180.5	499.6	545.7
Income from operations	9.9	3.5	24.8	1.7
Other income (expense):
Interest expense	(10.5)	(22.4)	(25.8)	(82.6)
Other income, net	1.5	1.9	15.7	2.4
Income (loss) before provision for income tax	0.9	(17.0)	14.7	(78.5)
Income tax (expense) benefit	(0.4)	(4.2)	(4.5)	12.1
Net income (loss)	$0.5	$(21.2)	$10.2	$(66.4)

Revenue

Total revenue from continuing operations for the three and nine months ended September 30, 2022 decreased $10.3 million, or 6%, and $23.0 million, or 4%, as compared to the corresponding periods in 2021 as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in millions)
Residential subscription	$132.7	$142.6	$402.4	$424.6
Business services subscription	27.7	27.7	83.2	82.3
Total subscription	160.4	170.3	485.6	506.9
Other business services	5.4	5.6	16.1	16.9
Other	7.9	8.1	22.7	23.6
Total revenue	$173.7	$184.0	$524.4	$547.4

Subscription Revenue

Total subscription revenue from continuing operations decreased $9.9 million, or 6%, and $21.3 million, or 4%, during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021. The decreases were primarily driven by a $12.1 million and $39.8 million shift in service offering mix, respectively, as we continue to experience a reduction in Video and Telephony RGUs. These decreases were partially offset by a $1.0 million and $13.3 million increase in average revenue per unit (“ARPU”), respectively, as HSD customers continue to purchase higher speed tiers; coupled with HSD and Video rate increases issued in the second half of 2021 and the first quarter of 2022, and a $1.2 million and $5.2 million increase in volume, respectively, attributable exclusively to the addition of HSD subscribers. ARPU is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period.

Other Business Services

Other business services revenue from continuing operations decreased $0.2 million, or 4%, and $0.8 million, or 5%, during the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021. The decreases in each period were primarily due to decreases in data center revenue.

Other

Other revenue from continuing operations decreased $0.2 million, or 2%, and $0.9 million, or 4%, during the three and nine months ended September 30, 2022, as compared to the corresponding period in 2021. The decreases were primarily due to decreases in advertising and line assurance revenue.

Operating expenses (excluding depreciation and amortization)

Operating expenses (excluding depreciation and amortization) from continuing operations decreased $14.3 million, or 15%, and $37.5 million, or 13%, during the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021. The decreases were primarily driven by decreases in direct operating expenses, specifically programming expenses of $7.8 million and $25.7 million, respectively which aligns with the reduction in Video RGUs between periods and a decrease in bad debt expense, partially offset by decreases in capitalizable eligible expenses.

Incremental contribution

Incremental contribution is defined as subscription services revenue less costs directly incurred from third parties in connection with the provision of such services to our customers (service direct expense). Incremental contribution from continuing operations increased $0.1 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and $12.0 million, or 3%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

The increases are primarily related to the decrease in programming expense. Programming expense decreased from $42.3 million for the three months ended September 30, 2021 to $34.5 million for the three months ended September 30, 2022 and $137.4 million for the nine months ended September 30, 2021 to $111.7 million for the nine months ended September 30, 2022, which is attributable to the decline in Video RGUs.

Selling, general and administrative expenses

Selling, general and administrative expenses from continuing operations decreased $5.1 million, or 11%, and $15.5 million, or 12%, during the three and nine months ended September 30, 2022, respectively, compared to the corresponding periods in 2021. The decreases are primarily attributable to decreases in costs associated with digital transformation initiatives, marketing, and legal and professional services expenses, partially offset by an increase in stock compensation expense.

Depreciation and amortization expenses

Depreciation and amortization expenses from continuing operations increased $2.7 million, or 6%, and $6.9 million, or 5%, during the three and nine months ended September 30, 2022, respectively, compared to the corresponding periods in 2021. The increases are primarily due to increases of equipment placed into service as we continue to expand our network.

Interest expense

Interest expense from continuing operations decreased $11.9 million, or 53%, and $56.8 million, or 69%, during the three and nine months ended September 30, 2022, respectively, compared to the corresponding periods in 2021. The decreases are primarily due to a lower outstanding principal balance as a result of the debt refinancing that occurred in December 2021, and the expiration of the interest rate swap agreement in May 2021.

Other income

Other income from continuing operations decreased $0.4 million and increased $13.3 million during the three and nine months ended September 30, 2022, respectively, compared to the corresponding periods in 2021. The decrease for the quarter-to-date period is primarily due to a decrease in services provided under the transition services agreements in which WOW is providing post-transaction continuity of service to the two different buyers of our sold service areas during the transition periods. The increase for the year-to-date period is primarily related to providing nine months of transition services during 2022 compared to one month of services provided in 2021. As of September 30, 2022, the transition services agreements with both buyers were still in effect for certain limited services.

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

In connection with the asset sales, the Company entered into two separate transition services agreements under which WOW will continue to provide certain services to each of the buyers. Under the transition services agreements, the buyers may elect a variety of services, including but not limited to: information technology, network, business support services, etc. The term of the transition services agreements are for 12 months following each closing date, respectively, with two optional three month extensions. As of September 30, 2022, the transition services agreements with both buyers were still in effect for certain limited services. None of the costs related to the employees, processes or systems that will be utilized to provide the services under the transition services agreements were allocated to discontinued operations.

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

Results of Operations

The following table summarizes our results from discontinued operations for the periods presented:

	Three months ended	Nine months ended
	September 30,	September 30,
	2021	2021

	(in millions)
Revenue	$83.7	$293.9
Costs and expenses:
Operating (excluding depreciation and amortization)	28.9	106.1
Selling, general and administrative	5.2	10.7
Depreciation and amortization	—	41.0
	34.1	157.8
Income from operations	49.6	136.1
Other income:
Interest income	—	0.4
Gain on sale of assets, net	689.9	690.1
Other income, net	—	0.1
Income before provision for income tax	739.5	826.7
Income tax expense	(200.4)	(220.4)
Net income	$539.1	$606.3

Revenue

The following table summarizes our revenue from discontinued operations for the periods presented:

	Three months ended	Nine months ended
	September 30,	September 30,
	2021	2021

	(in millions)
Residential subscription	$71.5	$253.0
Business services subscription	8.0	27.1
Total subscription	79.5	280.1
Other business services	0.6	1.6
Other	3.6	12.2
Total revenue	$83.7	$293.9

Total Company

Income Tax Expense

We reported income tax expense of $0.4 million and $204.6 million for the three months ended September 30, 2022 and 2021, respectively, and income tax expense of $4.5 million and $208.3 million for the nine months ended September 30, 2022 and 2021, respectively. The change in income tax expense is primarily related to the inclusion of the gain on sale of the Cleveland and Columbus, Ohio service areas in taxable income for the three and nine months ended September 30, 2021, coupled with a decrease in income for the three and nine months ended September 30, 2022 relating to our smaller footprint following the sales of five service areas in 2021.

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

The following tables provide a reconciliation of incremental contribution to income from operations, which is the most directly comparable GAAP measure, for the periods presented:

	Three months ended			Three months ended
	September 30, 2022			September 30, 2021
	Continuing	Discontinued	Total	Continuing	Discontinued	Total

	(in millions)
Income from operations	$9.9	$—	$9.9	$3.5	$49.6	$53.1
Revenue (excluding subscription revenue)	(13.3)	—	(13.3)	(13.7)	(4.2)	(17.9)
Other non-allocated operating expense (excluding depreciation and amortization)	41.1	—	41.1	45.4	6.6	52.0
Selling, general and administrative	39.7	—	39.7	44.8	5.2	50.0
Depreciation and amortization	45.0	—	45.0	42.3	—	42.3
Incremental contribution	$122.4	$—	$122.4	$122.3	$57.2	$179.5

	Nine months ended			Nine months ended
	September 30, 2022			September 30, 2021
	Continuing	Discontinued	Total	Continuing	Discontinued	Total

	(in millions)
Income from operations	$24.8	$—	$24.8	$1.7	$136.1	$137.8
Revenue (excluding subscription revenue)	(38.8)	—	(38.8)	(40.5)	(13.8)	(54.3)
Other non-allocated operating expense (excluding depreciation and amortization)	126.8	—	126.8	131.0	22.0	153.0
Selling, general and administrative	117.3	—	117.3	132.8	10.7	143.5
Depreciation and amortization	132.9	—	132.9	126.0	41.0	167.0
Incremental contribution	$363.0	$—	$363.0	$351.0	$196.0	$547.0

Liquidity and Capital Resources

Our primary funding requirements are for our ongoing operations, capital expenditures, outstanding debt obligations, including lease agreements, and strategic investments. At September 30, 2022, the principal amount of our outstanding consolidated debt aggregated to $736.1 million, of which $18.1 million is classified as current in our unaudited condensed consolidated balance sheet as of such date. As of September 30, 2022, we had borrowing capacity of $245.6 million under our Revolving Credit Facility. We are required to prepay principal amounts if we generate excess cash flow, as defined in the Credit Agreement. As of September 30, 2022, we had $45.3 million of cash and cash equivalents. We believe that our existing cash balances, available borrowing capacity under our Revolving Credit Facility, and operating cash flows will provide sufficient resources to fund our obligations and anticipated liquidity requirements over the next 12 months.

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

Historical Operating, Investing, and Financing Activities

Operating Activities

Net cash provided by operating activities was $239.5 million for the nine months ended September 30, 2021 compared to net cash used in operating activities of $12.8 million for the nine months ended September 30, 2022. The change is primarily due to the income tax payment associated with the sale of the Chicago, Illinois, Evansville, Indiana, and Baltimore, Maryland markets, which the Company paid during the second quarter of 2022.

Investing Activities

Net cash provided by investing activities was $946.4 million for nine months ended September 30, 2021 compared to net cash used in investing activities of $113.2 million for the nine months ended September 30, 2022. The change is primarily attributable to proceeds received related to the sale of the Cleveland and Columbus, Ohio service areas during the third quarter of 2021, as well as a decrease in capital expenditures relating to our smaller footprint following the sales of our service areas.

We have ongoing capital expenditure requirements related to the maintenance, expansion and technological upgrades of our network. Capital expenditures are funded primarily through a combination of cash on hand and cash flow from operations. Our capital expenditures from continuing operations were $114.5 million and $126.2 million for the nine months ended September 30, 2022 and 2021, respectively. The $11.7 million decrease from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 is primarily related to a reduction in network enhancement and customer premise equipment (“CPE”) expenditures partially offset by increases in line extensions as we focus on expanding our network.

The following table sets forth additional information regarding our capital expenditures for the periods presented:

	Nine months ended			Nine months ended
	September 30, 2022			September 30, 2021
	Continuing	Discontinued	Total	Continuing	Discontinued	Total

	(in millions)
Capital Expenditures
Customer premise equipment(1)	$48.1	$—	$48.1	$55.2	$27.6	$82.8
Scalable infrastructure(2)	23.8	—	23.8	30.3	3.2	33.5
Line extensions(3)	16.7	—	16.7	11.5	2.9	14.4
Support capital and other(4)	25.9	—	25.9	29.2	7.5	36.7
Total	$114.5	$—	$114.5	$126.2	$41.2	$167.4
Capital expenditures included in total related to:
Edge-outs(5)	$3.4	$—	$3.4	$3.2	$1.4	$4.6
Business services(6)	$9.1	$—	$9.1	$10.8	$2.7	$13.5
Greenfields(7)	$10.8	$—	$10.8	$—	$—	$—
(1)	Customer premise equipment (“CPE”) includes equipment and installation costs incurred to deliver services to residential and business services customers. CPE includes the costs of acquiring and installing our set-top boxes and modems, as well as the cost of customer connections to our network.
(2)	Scalable infrastructure includes costs, not directly related to customer acquisition activity, to support new customer growth and provide service enhancements (e.g., headend equipment).
(3)	Line extensions include costs associated with new home development including edge-outs and greenfields (e.g., fiber / coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(4)	Support capital and other includes costs to modify or replace existing HFC network, including enhancements, and all other costs to support day-to-day operations, including land, buildings, vehicles, office equipment, tools and test equipment.
(5)	Edge-outs represent costs to extend our network into new adjacent service areas, including the associated CPE.
(6)	Business services represent costs associated with the build-out of our network to support business services customers, including the associated CPE.
(7)	Greenfields represent costs associated with building our fiber technology network in locations non-adjacent to our existing network.

Financing Activities

Net cash used in financing activities decreased from $1,138.7 million for the nine months ended September 30, 2021 to $21.9 million for nine months ended September 30, 2022. The change is primarily due to a decrease in net borrowings of $1,115.9 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of September 30, 2022, borrowings under our Term B Loans and Revolving Credit Facility bear interest at SOFR plus 3.00% and SOFR plus 2.75%, respectively. As of September 30, 2022, our Senior Secured Credit Facility is still variable rate debt. A hypothetical 100 basis point (1%) change in SOFR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of September 30, 2022) would result in an annual interest expense change of up to approximately $7.2 million on our Senior Secured Credit Facility.

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

Our management, with the participation of the Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2022. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the third quarter of 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table presents WOW’s purchases of equity securities completed during the third quarter of 2022:

				Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet be
	Number of Shares	Average Price	Purchased as Part of Publicly	Purchased Under the Plans
Period	Purchased (1)	Paid per Share	Announced Plans or Programs	or Programs
July 1 - 31, 2022	2,203	$18.54	—	$—
August 1 - 31, 2022	46,940	$19.56	—	$—
September 1 - 30, 2022	7,139	$13.99	—	$—
(1)	Shares represent shares withheld from employees for the payment of taxes upon the vesting of restricted stock awards.

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
101

The following financial information from WideOpenWest, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022, filed with the Securities and Exchange Commission on November 3, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the unaudited Condensed Consolidated Balance Sheets; (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income; (iv) the unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) the unaudited Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the unaudited Condensed Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST, INC.

November 3, 2022	By:	/s/ TERESA ELDER
Teresa Elder
Chief Executive Officer

	By:	/s/ JOHN REGO
John Rego
Chief Financial Officer