Form 10-K
period 2022-12-31
WideOpenWest, Inc.
filed 2023-02-27
CIK 1701051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant was $967.8 million based on the closing price of $18.21 reported on the New York Stock Exchange.

As of February 17, 2023, the number of outstanding shares of common stock was of the registrant was 86,058,127.

Documents Incorporated By Reference

Information required by Part III is incorporated by reference from Registrant’s proxy statement for the 2023 annual meeting of stockholders to be filed no later than 120 days after the end of the Registrant’s fiscal year ended.

WIDEOPENWEST, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

This Annual Report on Form 10-K is for the fiscal year ended December 31, 2022. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Annual Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. References in this Annual Report to “WOW,” “we,” “us,” or “our” are to WideOpenWest, Inc. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical facts included in this Annual Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events. These statements identify prospective information and can generally be identified by the use of forward-looking terminology, including the terms “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may,” “might,” “should,” “could,” “would,” “project,” “predict,” “potential” or similar expressions or the negative of these terms. The foregoing is not an exclusive list of all forward-looking statements we make. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Annual Report may not in fact occur. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

●	the ability to retain and further attract customers due to increased competition, resource abilities of competitors, and shifts in the entertainment desires of customers;
●	our ability to respond to rapid technological change, including our ability to develop and deploy new products and technologies;
●	increases in programming and retransmission costs and/or programming exclusivity in favor of our competitors;
●	the disruption or failure of our network information systems or technologies as a result of hacking, viruses, outages or natural disasters in one or more of our geographic markets;
●	the effects of new regulations or regulatory changes on our business;
●	our substantial level of indebtedness, sensitivity to increases in prevailing interest rates and our ability to comply with all covenants in our debt agreements;
●	our ability to procure necessary materials, equipment and services from our vendors in a timely manner in connection with our network expansion initiatives;
●	changes in laws and government regulations that may impact the availability and cost of capital;
●	effects of uncertain economic conditions (e.g., unemployment, decreased disposable income, etc.) which may negatively affect our customers’ demand or ability to pay for our current and future products and services,
●	other risks referenced in the section of this Annual Report entitled “Risk Factors”;
●	our ability to manage the risks involved in the foregoing; and

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

PART I

Item 1.  Business

Overview

We are one of the nation’s leading broadband providers offering an expansive portfolio of advanced services, including high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential customers and offer a full range of products and services to business customers. Our services are delivered across 14 markets via our efficient, advanced hybrid fiber-coax network (“HFC”). Our footprint covers certain suburban areas within the states of Alabama, Florida, Georgia, Michigan, South Carolina and Tennessee. At December 31, 2022, our broadband networks passed 1.9 million homes and businesses and served 530,600 customers, reflecting a total customer penetration rate of approximately 28%.

Our core strategy is to provide outstanding service at affordable prices. We execute this strategy by managing our operations to focus on continuous network enhancements and our customers. We believe that the customer experience should be reliable, easy and pleasantly surprising, every time. To achieve this customer experience, we operate one of the most technically advanced and high-performing networks in the industry.

We operate under a broadband first strategy. Our advanced network offers HSD speeds up to 1.2 GIG (1200 Mbps) in approximately 99% of our footprint. Led by our robust HSD offering, our products are available either as an individual service or a bundle to residential and business service customers. We believe that HSD represents the greatest opportunity to enhance profitability across our residential and business markets.

We manage our network bandwidth to meet the needs of our customers and continue to meet capacity demands as network traffic increases. To meet this objective, we continually invest in our network to ensure speed and reliability, and obtain a better understanding of how customers utilize our network. Through this understanding, we continue to make certain capacity improvements and network enhancements to improve the customer experience; as well as introduce more self-help and self-care options to increase flexibility and choice for our customers.

Our Systems and Markets

An overview of our markets as of December 31, 2022 is shown below:

	Homes	Coaxial	Fiber	Total
Market	Passed	Miles	Miles	Network Miles
Detroit, MI	716,500	6,302	2,166	8,468
Pinellas, FL	302,900	3,444	603	4,047
Huntsville, AL	129,100	1,978	476	2,454
Montgomery, AL	105,000	1,306	347	1,653
Augusta, GA	96,500	1,364	498	1,862
Charleston, SC	94,200	1,213	578	1,791
Lansing, MI	92,500	2,059	740	2,799
Columbus, GA	88,700	1,042	313	1,355
Panama City, FL	94,000	972	229	1,201
Knoxville, TN	55,300	766	317	1,083
Newnan, GA	43,800	839	353	1,192
Dothan, AL	34,200	553	214	767
West Point, GA	17,800	339	341	680
Auburn, AL	15,500	193	206	399
	1,886,000	22,370	7,381	29,751

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

We recognize that customer preferences are continually evolving in response to rapid technological change. We have demonstrated our ability to adapt by delivering a strong customer experience and offering an expansive and competitive product portfolio that showcases our robust broadband network. As a result, approximately 90% of our new customers purchase our HSD-only offerings. We continue to evaluate and evolve our broadband product portfolio based on consumer preferences.

Our Service Offerings

We offer subscription based HSD, Video and Telephony services in all of our markets. Our service offerings are designed to address the varying needs of customers. The subscription fee is based on the type of services selected and offered to customers either as an individual service or a bundle of services.

Residential Services

High-Speed Data Services

We offer tiered HSD services to residential customers that include high-speed connections to the Internet using cable modems. We offer a connection up to 1.2 GIG (1200 Mbps) in approximately 99% of our footprint. We continue to develop features and products that allow our customers to take advantage of our high-speed data offering.

Our data packages generally include the following:

●	specialized technical support 24 hours a day, seven days a week;
●	a home portal page with customizable access to local content, weather, news, sports and financial reports;
●	value-added features such as e-mail accounts;
●	advanced wireless home networking; and
●	a DOCSIS-compliant modem.

As of December 31, 2022, approximately 69% of our customer base subscribed only to our HSD service. We expect the portion of our customer base that subscribes only to our HSD service to continue to rise as broadband utilization increases across every facet of our customers’ lives. In addition, we fully anticipate new and existing customers to continue to purchase higher speed tiers to support the evolution of how customers consume entertainment content, and the changing environment of where and how customers work and learn.

Video Services

We offer our customers a full array of video services and programming choices. Customers generally pay initial connection charges and fixed monthly fees for video service.

Our video service offering is comprised of the following:

●	Basic Cable Service: All of our video customers receive a package of limited basic programming, which generally consists of local broadcast television and local community programming, including public, educational and government access channels, and various home shopping networks. The expanded basic level of programming includes approximately 75 channels of satellite-delivered or non-broadcast channels, such as ESPN, MTV, USA, CNN, The Discovery Channel and Nickelodeon.
●	Digital Cable Service, HD channels, and Premiums: This digital level of service includes more than 275 channels of digital programming, including our expanded basic cable service, and more than 40 music channels. We enable value added features to strengthen our competitive position and generate additional revenues, including HD TV, digital video recording (“DVR”), video on demand (“VOD”) and subscription VOD. VOD permits customers to order movies and other programming on demand with DVD-like functions, with thousands of hours of content available for free and on a pay-per-view basis. Subscription VOD is a similar service that has specific content available to customers who subscribe to the underlying associated channel.
●	WOW tv+: WOW tv+ offers a traditional cable video experience plus cloud DVR functionality, voice remote with Google Assistant, and an advanced viewing experience with curated content. WOW tv+ provides Netflix integration along with quick access to dozens of streaming services and apps through the Google Play Store with no change of input required. WOW tv+ is available via rental of a set-top box and may also be accessed through Amazon’s Fire TV stick and iOS and Android mobile and tablet devices.
●	Premium Channels: These channels, such as HBO, Showtime, STARZ, STARZ ENCORE and Cinemax, provide commercial-free movies, TV shows, sports and other special event programming and are available as part of a bundle or an additional charge above our expanded basic and digital tiers of service.

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

Business Services

Our broadband network also supports services to business customers and we have developed a full suite of products for small, medium and large local enterprises. We offer the traditional bundled product offering and offer products to meet the more complex high-speed data and telephony needs of medium and large local enterprises. We offer fiber based services, which enable our customers to have enhanced telephony services, data speeds of up to 10 gigabit per second on our fiber network, and office-to-office metro Ethernet services that provide a secure and managed connection between customer locations. Our Hosted Voice product offering can replace customers’ aging private branch exchange (“PBX”) products with telephony and data service that offers more flexible features at a lower cost. In addition, we have a Session Initiated Protocol (“SIP”) trunking service. This service is a direct replacement for the traditional telephone service used by large PBX customers and is delivered over our fiber network and terminated via an Ethernet connection at the customer’s premise. We have a complete line of colocation infrastructure services, cloud computing, managed backup and recovery services. We serve our business customers by providing customer service and network support 24 hours a day, seven days a week.

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

We typically charge a one-time installation fee which is sometimes waived or discounted during certain sales or promotional periods. Additionally, we charge monthly fees for customer premise equipment utilized in providing the selected service.

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

Programming

We purchase some of our programming directly from the program networks by entering into affiliation agreements with the programming suppliers. We also benefit from our membership with the National Cable Television Cooperative (“NCTC”), which enables us to take advantage of volume discounts. As of December 31, 2022, approximately 60% of our programming was sourced from the NCTC, which also handles our contracting and billing arrangements for this programming.

Competition

We operate in a highly competitive and rapidly-changing environment, competing with both existing communications providers and new entrants that provide similar HSD, Video and Telephony services to subscribers within our operating footprint. We have at least one major cable competitor (typically Comcast Corporation (“Comcast”) or Charter Communications Inc. (“Charter”)) in most of our markets and our largest telecommunications competitor is AT&T, Inc. (“AT&T”). We believe the reliability and efficiency of our advanced broadband network, as well as the consistent recognition for our commitment to customer service provides meaningful differentiation versus our competitors.

High Speed Data Services

We primarily face competition from multiple system operators (“MSO”), fiber-to-the-home ("FTTH"), wireless broadband offerings, incumbent local exchange carriers (“ILECs”) that provide dial-up and DSL services, and other Internet access service providers, including fixed wireless and satellite-based broadband services. We offer HSD speeds up to 1.2 GIG (1200 Mbps) in approximately 99% of our footprint. Several of our competitors, including AT&T and Google, have announced similar offerings in their service areas which overlap with a portion of our footprint. We face increasing competition from mobile phone companies, such as AT&T, T-Mobile, and Verizon Communications, Inc. (“Verizon”), which offer fixed or unlimited access to the Internet as a part of mobile service packages. These same mobile phone companies offer fifth generation (“5G”) services. Due to rapidly changing technologies, consumers will continue to have a variety of options to obtain access to the Internet.

Video Services

Cable television systems are operated under non-exclusive franchises granted by local authorities, which may result in more than one cable operator providing video services in a particular market. Our primary competitors are other fiber and HFC providers, including Charter, Comcast and AT&T U-verse, and direct broadcast satellite systems, including DirecTV and Dish Network.

In addition, our Video services face increasing competition from companies that deliver video content over Internet connections, referred to as “over-the-top” or “OTT”, directly to consumers on televisions, computers, tablets, gaming and mobile devices. These competitors include virtual multichannel video programming distributors (“V-MVPD”), which aggregate live and on-demand linear television, and direct content distributors, which provide and distribute content directly to customers through an internet-connected device for a subscription fee. Examples of V-MVPD providers include Sling, AT&T TV, YouTubeTV, Philo, FuboTV, and Hulu Live.  Examples of direct on-demand content distributors include Netflix, Roku, Apple TV+, Amazon Prime, Disney+, Paramount+, Peacock and Hulu Plus.  Additionally, some programmers, such as HBO (HBO Max), CBS (CBS All Access) and Discovery (Discovery +), are choosing to deliver content directly to the consumer over the Internet.

We believe the movement away from traditional video subscription services will continue to accelerate and further reduce our video subscriber base. We are well positioned to benefit from these trends as customers require a robust Internet connection to efficiently access OTT content, which is increasing demand for our HSD services and resulting in a reduction of programming costs and other costs required to support our Video offering.

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

Human Capital Resources

As of December 31, 2022, we had 1,390 full-time employees. We recruit from several major industries for employees with skills from a plethora of areas to ensure the success of our broadband first strategy. Our compensation and benefit plans are structured to attract and retain high-performing employees.

Our people are the most valuable asset we have. As such, in 2022, we launched our hybrid work model, allowing eligible employees the ability to work from home or the office on a voluntary basis. We believe giving our employees more choice increases overall productivity and provides the ability for greater work-life balance. Additionally, we continue to offer an employee funded hardship-relief program and additional paid time off for employees diagnosed with COVID-19. We are committed to the retention and evolution of our hybrid work model and the overall health and wellness of our employees.

Compensation

Our compensation packages are designed to attract, retain and motivate high-performing employees. The Company reviews and analyzes current market data and participates in annual surveys to ensure its compensation packages are both competitive and generous to ensure the overall well-being of its employees. These packages include market-based salaries and wages, affordable comprehensive health care plans for individuals and families, the ability to contribute to the Company’s defined contribution retirement plan, competitive bonus structures, stock grants, and annual merit increases based on overall employee performance.

We provide high-quality, comprehensive medical, dental, and vision coverage for all full-time employees. It is our priority to keep this coverage affordable for our employees and their families.  We absorb an average of 81% of the total premium cost for medical, dental, and vision coverage. Additionally, the Company matches 100% of the participant’s voluntary contributions into a defined contribution retirement plan up to 3% and 50% of the next 2% subject to a limit of the first 4% of the participant’s compensation.

Diversity, Equity, and Inclusion

We are also committed to fostering, cultivating and preserving a culture of diversity, equity and inclusion. The collective sum of the individual differences, life and work experiences, knowledge, innovation, self-expression, unique capabilities and talent that our employees invest in their work represents a significant part of not only our culture but our reputation and the Company’s achievement.

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

In 2022, we continued to enhance our DEI program by enhancing internal practices and broadening our diversity outreach. A cross functional DEI Ambassador team was established which in turn created an Employee Resource Group (“ERG”) dedicated to further developing a culture of inclusion where everyone belongs. Our ERG is an employee-led, self-directed voluntary group that offers opportunities to network internally, to attract a diverse employee base, provide inclusion of ideas and solutions, and create opportunities for mentoring and career development. We also offer multiple company-wide trainings focused on building and maintaining an inclusive workforce.

Employee Learning & Development

We believe building a learning culture is key to employee retention and in cultivating productive and engaged employees focused on continuous improvement. Our utmost goal is to prepare our employees for the future. To achieve this goal, we identify the types of skills and competencies needed to develop our new hires, and seek to re-skill and up-skill all of our employees on a regular basis to best meet the demands of the Company and the industry.

We offer ongoing instructor-led and self-led training for new hires and all current active employees. Training focus areas include: (i) on-the-job, (ii) business readiness, (iii) skill building or upskilling in a specific functional area, (iv) personal and professional development, and (v) leadership development and management skills. For the year ending December 31, 2022, we provided approximately 27,000 total training hours to our employees.

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

Rate Regulation

The Cable Television Consumer Protection and Competition Act of 1992 (“1992 Cable Act”) authorized rate regulation for certain cable services and equipment in certain markets. It also eliminated direct oversight of rates by the FCC and local franchising authorities of all but the basic service tier of cable service. Rate regulation of the basic tier does not apply when a cable operator is subject to effective competition in the relevant community. Under an order issued by the FCC in 2015, cable operators are presumed to be subject to effective competition. That order was appealed to the D.C. Circuit Court, which denied the petition for review. Moreover, some local franchising authorities that could otherwise regulate basic cable rates for cable systems that are not subject to effective competition choose not to do so. We are not currently subject to cable service rate regulation in any of our markets.

Program Access

To promote competition between incumbent cable operators and independent cable programmers, the 1992 Cable Act placed restrictions on dealings between certain cable programmers and cable operators. Satellite video programmers affiliated with cable operators are prohibited in most cases from favoring those cable operators over competing distributors of multi-channel video programming, such as satellite television operators and unaffiliated competitive cable operators such as us. Specifically, the program access regulations generally prohibit exclusive contracts for satellite cable programming or satellite broadcast programming between any cable operator and any cable-affiliated programming vendor. On October 5, 2012, the FCC adopted and released a Report and Order in which it declined to extend the exclusive contract prohibition section of the program access rules beyond its October 5, 2012 sunset date. The FCC determined that a preemptive prohibition on exclusive contracts is no longer “necessary to preserve and protect competition and diversity in the distribution of video programming,” but that a case-by-case process will remain in place to assess the impact of individual exclusive contracts. Also, on October 5, 2012, the FCC released a Further Notice of Proposed Rulemaking (“Program Access FNPRM,”) requesting comment on revisions to the program access rules pertaining to buying groups and rebuttable presumptions in program access complaint proceedings challenging certain exclusive contracts. The Program Access FNPRM is still pending.

Commercial Leased Access

The Communications Act  of 1934, as amended (the “Communications Act”) requires that cable operators make a portion of their channel capacity available for commercial leased access by third parties to facilitate competitive programming efforts. The amount of capacity to be provided depends on the cable system’s total activated capacity. We have not been subject to many requests for carriage under the leased access rules. In 2019 and 2020, the FCC streamlined aspects of its cable leased access regime, including its calculation of rates. We cannot predict how these rule changes or possible future rule changes might impact our business or the nature of any leased access requests we may receive.

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

Pole Attachments

The Communications Act requires all local telephone companies and electric utilities, except those owned by municipalities and co-operatives, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and rights-of-way at just and reasonable rates, except where states have certified to the FCC that they regulate pole access and pole attachment rates. The right to access poles, ducts, conduits and rights-of-way pursuant to regulated rates and set timeframes is highly beneficial to facilities-based providers such as us. Federal law also establishes principles to govern the pricing and terms of such access. Currently, 22 states and the District of Columbia have made certifications to the FCC, which leaves pole attachment matters to be regulated by those states. Of the states in which we operate, Florida and Michigan have made certifications to the FCC. The FCC has clarified that the provision of Internet services by a cable operator does not affect the agency’s jurisdiction over pole attachments by that cable operator, nor does the provision of such non-cable services affect the rate formula otherwise applicable to the cable operator.

In April 2011, the FCC adopted an order that examined a number of issues involving access to pole attachments by telecommunications carriers, including the rights of ILECs to demand nondiscriminatory access in certain situations, and which attempted to bring the rates that cable operators and telecommunications carriers charge closer to parity. In November 2015, the FCC released another order taking further steps to balance the rates paid by cable operators and telecommunications carriers. The 2015 order was appealed to the U.S. Court of Appeals for the 8th Circuit, which upheld the FCC’s order. In August 2018, the FCC adopted an order allowing a party adding new attachments to poles in most circumstances to elect “one-touch make-ready,” meaning the new attacher may move others’ existing attachments to make room for its new attachment. The 2018 order also established a presumption that for newly negotiated or renewed pole attachment agreements, ILECs must receive comparable rates, terms, and conditions to other telecommunications attachers. The presumption established by the 2018 order was appealed to the U.S. Court of Appeals for the 9th Circuit, which rejected the appeal.

Regulation of Internet Service

In January 2018, the FCC released a decision rescinding various “net neutrality” requirements governing how broadband Internet access providers were permitted to offer mass market broadband service (the “Internet Freedom Order”). As a result, under the current approach, broadband Internet access providers must publicly disclose detailed information regarding their service offerings, Internet traffic management processes, and other practices affecting broadband customers, but are not otherwise limited by federal law in their ability to block, throttle, or prioritize specific types of Internet traffic. The FCC also held that states are preempted (prohibited) from enacting their own versions of these or similar requirements. On October 1, 2019, a federal appeals court upheld most of the FCC’s decision, but it directed the agency to give further consideration to several issues and reversed the FCC’s blanket preemption of state rules, holding that such state laws could only be prohibited on a case-by-case basis, and only when they conflict with state or federal policy. No party appealed that decision. On October 27, 2020, the FCC adopted a decision reaffirming other aspects of its earlier decision. That decision has been appealed, both in court and before the FCC.

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

In addition, the Infrastructure Investment and Jobs Act (“IIJA”), which became law on November 15, 2021, directed the FCC to require broadband service providers to display, in the form of labels, certain information regarding their broadband internet access service plans. On November 17, 2022, the FCC released a decision adopting the IIJA’s requirements.  The decision requires broadband service providers to display, at the point of sale, labels that disclose certain information about broadband prices, introductory rates, data allowances, broadband speeds, and latency. Providers must also include links to information about their network management practices, privacy policies, and the FCC’s Affordable Connectivity Program. The FCC established requirements for the label’s format and display location to ensure consumers can easily compare a provider’s services and services among different providers. These labeling and display rules, however, are not yet in effect. The FCC also is seeking comment on issues related to more comprehensive pricing information, bundled plans, label accessibility for individuals with disabilities, label availability in multiple languages, performance characteristics, service reliability, cybersecurity, network management and privacy, label formatting, and whether providers should submit label information to the FCC.  We cannot predict how a future FCC will address internet service regulation.

The IIJA also requires the FCC to adopt rules by November 15, 2023 that address broadband “digital discrimination of access” based on income level, race, ethnicity, color, religion, or national origin.  We cannot predict the content of the FCC’s rules or how they will impact us.

Tier Buy-through

The tier buy-through prohibition contained in the 1992 Cable Act generally prohibits cable operators from requiring subscribers to purchase a particular service tier, other than the basic service tier, in order to obtain access to video programming offered on a per-channel or per-program basis. In general, a cable television operator has the right to select the channels and services that are available on its cable system. With the exception of certain channels that are required to be carried by federal law as part of the basic tier, such as certain local broadcast television channels, the cable operator has broad discretion in choosing the channels that will be available and how those channels will be packaged and marketed to subscribers. In order to maximize the number of subscribers, the cable operator selects channels that are likely to appeal to a broad spectrum of viewers. If Congress or the FCC were to place more stringent requirements on how we package our services, such requirements could have an adverse effect on our profitability. The tier buy-through provision does not apply if the cable operator is subject to effective competition.

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

Regulation of Telecommunication Services

Our telecommunications services are subject to varying degrees of federal, state and local regulation. Pursuant to the Communications Act, the FCC generally exercises jurisdiction over the facilities of, and the services offered by, telecommunications carriers that provide interstate or international communications services. The FCC has extended many of its regulations that apply to traditional telecommunications service to Internet based, or interconnected VoIP phone services, discussed further below. Barring federal preemption, state regulatory authorities retain jurisdiction over the same facilities to the extent that they are used to provide intrastate telecommunications services, as well as facilities solely used to provide intrastate services. Local regulation is largely limited to the management of the occupation and use of county or municipal public rights-of-way. Various international authorities may also seek to regulate the provision of certain services that originate or terminate outside the U.S. The Internet Freedom Order, discussed above, had reversed the FCC’s earlier Open Internet Order and re-characterized broadband Internet access services as information service. Accordingly, broadband internet access service currently is not regulated as a telecommunications service.

Regulation of Local Exchange Operations

Our ILEC subsidiaries are regulated by both federal and state agencies. Our interstate products and services and the regulated telecommunications earnings of all of our subsidiaries are subject to federal regulation by the FCC, and our local and intrastate products and services and the derived regulated earnings are subject to regulation by state public service commissions (“PSC”). The FCC has principal jurisdiction over matters including, but not limited to, interstate switched and special access rates. The FCC also regulates the rates that ILECs and CLECs may charge for the use of their local networks in originating or terminating interstate and international transmissions. PSCs have jurisdiction over matters including local service rates, intrastate access rates and the quality of service.

The Communications Act places certain obligations, including those described below, on ILECs to open their networks to competitive providers, as well as heightened interconnection obligations and a duty to make their services available to resellers at a wholesale discount rate. The following are certain obligations that the Communications Act, as implemented by the FCC, place on ILECs, which gives us important rights in the areas where we operate as competitors, and actual or potential obligations where our ILEC subsidiaries operate:

●	Interconnection. Establishes requirements and standards applicable to ILECs that receive requests from other carriers for network interconnection, unbundling of network elements, colocation of equipment and resale, and requires all LECs to enter into mutual compensation arrangements with other for transport and termination of local calls on each other’s networks.
●	Reciprocal Compensation. Requires all ILECs and CLECs to complete calls originated by competing local exchange carriers under reciprocal arrangements.
●	Colocation of Equipment. Allows CLECs to install and maintain their own network equipment in ILEC central offices.
●	Local Number Portability. Requires all providers of telecommunications services, as well as providers of interconnected VoIP services, to permit users of telecommunications services to retain their existing telephone numbers without impairment of quality, reliability or convenience when switching from one telecommunications provider to another local provider.
●	Access to Rights-of-Way. Requires telecommunications carriers to permit other carriers access to poles, ducts, conduits and rights-of-way at regulated prices and set time frames.
●	Unbundled Network Elements. Requires ILECs to offer certain parts of their telecommunications networks on an unbundled basis to competitors in certain geographic markets at cost-based rates set by the states.

In a series of decisions in 2019 and 2020, the FCC significantly reduced unbundling obligations for ILECs subject to a transition period.  The 2020 Order, which phased out unbundling requirements for some types of local loops and dark fiber, remains subject to a pending Petition for Reconsideration.

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

Telemarketing, Robocalls, and Call Blocking

Over the last few decades, the FCC has taken various steps to curb unwanted and illegal telephone calls, including restricting the use of automatic telephone dialing systems and artificial or prerecorded voice messages under the Telephone Consumer Protection Act, establishing the Do-Not-Call registry in coordination with the Federal Trade Commission, and permitting voice service providers to block calls in certain circumstances. In 2019, Congress passed the Pallone-Thune Telephone Robocall Abuse Criminal Enforcement and Deterrence Act (“TRACED Act”) giving the FCC additional tools to combat robocalls. Since the enactment of the TRACED Act, the FCC has issued various rules and policies with respect to caller ID authentication and call blocking. Significantly, voice service providers were required to implement by June 30, 2021 the STIR/SHAKEN caller ID authentication framework in the Internet Protocol portions of their voice networks, subject to certain extensions. The STIR/SHAKEN framework allows service providers to verify that the caller ID information transmitted with a particular call is accurate, which deters illegally spoofing caller ID information. Among other things, voice providers also were required to file a certification in the FCC’s Robocall Mitigation Database (“RMD”) certifying whether they had implemented STIR/SHAKEN. They also must adopt affirmative, effective measures to prevent new and renewing customers from using their network to originate illegal calls.  Voice service providers and intermediate providers are prohibited from accepting calls directly from a voice service provider – and beginning April 11, 2023, from a gateway provider – that is not listed in the RMD, and must respond to FCC, law enforcement, and industry efforts to “traceback” unlawful traffic. We have implemented STIR/SHAKEN and certified to our compliance in the RMD. The

FCC has several ongoing proceedings that consider additional measures to combat unwanted and illegal telephone calls. At this time, we are unable to predict the impact, if any, that additional regulatory action on these issues will have on our business.

Universal Service

The Federal Universal Service Fund (“USF”) is a support mechanism established by the FCC to ensure that high quality, affordable telecommunications service is available to all Americans. Pursuant to the FCC’s universal service rules, all telecommunications providers and interconnected VoIP providers, including us, must contribute a percentage of their interstate and international end-user telecommunications and interconnected VoIP revenues to the USF. The FCC establishes an industry-wide quarterly contribution factor, which sets the exact percentage that applies for the given quarter. The contribution factor for the first quarter of 2023 is 32.6% of gross assessable interstate and international telecommunications and interconnected VoIP revenues. The contribution rate is reviewed quarterly and may increase or decrease, which would either increase or decrease our contributions to the USF.

The USF is not materially adverse to our business as we currently choose to recover the cost of the contributions from our end user customers, as allowed by FCC rules. However, climbing USF contributions may negatively impact our end users because they effectively make our products more expensive.

Broadband Benefit Programs

The Consolidated Appropriations Act of 2021 established an Emergency Broadband Connectivity Fund of $3.2 billion to help Americans afford internet service during the COVID-19 pandemic. The Act directed the FCC to use the fund to establish an Emergency Broadband Benefit (“EBB”) Program, under which eligible low-income households may receive a discount off the cost of broadband service and certain connected devices, and participating providers can receive a reimbursement for such discounts. The EBB Program was set to conclude when the fund was expended or six months after the end of the public health emergency. The FCC adopted rules and policies in February 2021 creating and governing the EBB Program. The Infrastructure Investment and Jobs Act, which became law on November 15, 2021, created the Affordable Connectivity Program (“ACP”), a long-term, $14 billion program, to modify and replace the EBB Program. The FCC officially launched the ACP on December 31, 2021, and the FCC adopted final FCC program rules in January 2022. We elected to participate in the EBB, and have continued to participate in the ACP, so that eligible customers can receive discounted broadband services and devices. At this time, we are unable to predict whether the FCC’s ACP rules, or any other program changes made by the FCC, will impact our decision to continue to participate in the program or have an impact on our business.

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

In an order released November 13, 2007, the FCC found that contractual agreements between multiple dwelling unit (“MDU”) owners and cable operators that grant exclusive access to the cable operator are proscribed as “unfair methods of competition.” Under the rule, the FCC prohibits the enforcement of existing exclusivity clauses and the execution of new ones by cable operators and others subject to the relevant statutory provisions. MDUs include a multiple dwelling unit building and any other centrally managed residential real estate development (such as a gated community, mobile home park, or garden apartment complex). These requirements facilitate our access (as well as the access of competitors) to customers in MDU environments, at least with regard to our provision of cable services. They also, however, invalidate any of our existing exclusive access agreements covered by the rules. In 2019, the FCC issued a rulemaking proposal to explore additional actions the FCC could take to facilitate deployment and consumer choice in MDU environments.

In February 2022, the FCC adopted new rules prohibiting telecommunications carriers in both commercial and residential multi-tenant environments (MTEs), and multichannel video programming distributors subject to Section 628 of the Communications Act, from entering into exclusive revenue sharing or graduated revenue sharing agreements with an MTE owner. It also required such entities to disclose to tenants or prospective tenants the existence of exclusive marketing arrangements they may have with MTE owners and prohibited sale-and-leaseback arrangements. At this time, we are unable to predict the impact, if any, that these actions will have on our business.

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

In some of our operating areas, AT&T, Verizon or other incumbent telephone providers have upgraded their networks to carry two-way video, fifth generation (“5G”) high-speed data technology with substantial bandwidth and IP-based telephony services, which they market and sell in bundles, in some cases, along with their wireless services. These telephone incumbents may also offer satellite video as a part of their bundle. Consequently, there are more than two providers of “triple-play” services in some of our markets.

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

We operate in a highly competitive, consumer-driven, rapidly changing technological environment and our success is, to a large extent, dependent on our ability to acquire, develop, adopt and exploit new and existing technologies to distinguish our services from those of our competitors. We have invested in advanced technology platforms that support advanced communications services and multiple emerging interactive services, such as VOD, DVR, interactive television, VoIP and pure fiber network services. If we choose technologies or equipment that are less effective, cost-efficient or attractive to our customers than those chosen by our competitors, or if we offer services that fail to appeal to consumers, are not available at competitive prices or that do not function as expected, our competitive position could deteriorate, and our business and financial results could suffer. In addition, we may be required to select one technology over another and may not choose the technology that is the most economic, efficient or attractive to customers. We may also encounter difficulties in implementing new technologies, products and services and may encounter disruptions in service as a result.

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

We rely on other companies to connect the calls made by our local telephone customers to the customers of other local telephone providers. These calls are completed because our network is interconnected with the networks of other telecommunications carriers. These interconnection arrangements are mandated by the Communications Act (“Communications Act”), and the FCC’s implementing regulations. It is generally expected that the Communications Act will continue to undergo considerable interpretation and modification, including the FCC’s potential forbearance from continuing to enforce carriers’ statutory and regulatory interconnection obligations, which could have a negative impact on our interconnection agreements.

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

The exact requirements of applicable law are not always clear, and the rules affecting our businesses are always subject to change. For example, the FCC may interpret its rules and regulations in enforcement proceedings in a manner that is inconsistent with the judgments we have made. Likewise, regulators and legislators at all levels of government may sometimes change or forbear from existing rules, or establish new rules. Congress, for example, considers new legislative requirements for cable operators virtually every year, and there is always a risk that such proposals (if unfavorable to us) will ultimately be enacted. In addition, federal, state or local governments and/or tax authorities may change tax laws, regulations or administrative practices that could adversely affect our operations, business, financial condition or results of operations.

“Net neutrality” or other regulation could limit our ability to operate our high-speed data service business profitably and manage our broadband facilities efficiently.

In January 2018, the FCC released a decision rescinding various “net neutrality” requirements governing how broadband Internet access providers were permitted to offer mass market broadband service. As a result, under the current federal approach, broadband Internet access providers must publicly disclose detailed information regarding their service offerings, Internet traffic management processes, and other practices affecting broadband customers, but are not otherwise limited by federal law in their ability to block, throttle, or prioritize specific types of Internet traffic. The FCC also held that states are preempted (prohibited) from enacting their own versions of these or similar requirements.

On October 1, 2019, a federal appeals court upheld most of the FCC’s decision, but it directed the agency to give further consideration to several issues and reversed the FCC’s blanket preemption of state rules, holding that such state laws could only be prohibited on a case-by-case basis, and only when they conflict with state or federal policy.  No party appealed that decision.  On October 27, 2020, the FCC adopted a decision reaffirming other aspects of its earlier decision. That decision has been appealed, both in court and before the FCC. In the meantime, several states have adopted, or are considering, net neutrality requirements of their own. We cannot predict with any certainty how state efforts to adopt net neutrality requirements will continue to evolve.

In addition, on November 17, 2022, the FCC released a decision requiring broadband service providers to display, at the point of sale, labels that disclose certain information about broadband prices, introductory rates, data allowances, broadband speeds, and latency. Providers must also include links to information about their network management practices, privacy policies, and the FCC’s Affordable Connectivity Program. These rules are not yet in effect. The FCC is currently seeking comments on issues related to disclosing such additional information.  We cannot predict which of the proposed rules will take effect or their future impact on our business.

Regulation may limit our ability to make required investments or adopt business models that are necessary to continue to provide robust high-speed data service.

The rising popularity of bandwidth-intensive Internet-based services increases the demand for, and usage of, our high-speed data service. Examples of such services include the delivery of content via streaming technology and by download, peer-to-peer file sharing services and gaming services. We need flexibility to develop pricing and business models that will allow us to respond to changing consumer uses and demands and, if necessary, to invest more capital than currently expected to increase the bandwidth capacity of our systems. Our ability to do so could be restricted by legislative or regulatory efforts associated with “net neutrality” or other regulations affecting pricing.

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

Section 222 of the Communications Act also governs our use of customer proprietary network information (“CPNI”) related to our telecommunications services. In addition, FCC regulations apply to our use, disclosure, and protection of CPNI associated with our telecommunications and VoIP telephone service. In the Restoring Internet Freedom Order, the FCC returned jurisdiction to regulate broadband privacy and data security to the Federal Trade Commission. As we continue to provide interactive and other advanced services, additional privacy considerations may arise. Privacy continues to be a major focus of Congress, the Federal Trade Commission, the FCC, the U.S. Department of Commerce, and the states. Additional laws, regulations, or advisory guidelines could affect our ability to use and share customer information under various additional circumstances or generally increase our operating expenses.

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

Claims resulting from actual or purported violations of these or other federal or state privacy laws could impact our business. Adverse rulings in privacy-related litigation or regulatory proceedings could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Moreover, because many of these privacy and data security laws are relatively new, there is not a robust body of case law to suggest how courts may interpret compliance or assess fines. Finally, any actual or purported incidents involving unauthorized access to or improper use of the information of our customers could damage our reputation and our brand and diminish our competitive position.

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

We have substantial indebtedness. This amount of indebtedness may:

●	subject us to sensitivity to increases in prevailing interest rates;
●	place us at a disadvantage to competitors with relatively less debt with respect to economic downturns, adverse industry conditions or catastrophic external events;
●	limit our flexibility as a result of our debt service requirements or financial and operational covenants;
●	limit our access to additional capital and other investments in our business;
●	require us to dedicate a significant portion of our cash flow from operating activities to make payments on our debt, reducing our funds available for working capital, capital expenditures, and other general corporate expenses;
●	limit our ability to pursue strategic alternatives, including merger or acquisition transactions; and
●	limit our ability to plan for or react to changes in our business and industry.

Our ability to comply with the financial and other covenants contained in our debt instruments may be affected by changes in economic or business conditions or other events beyond our control. If we do not comply with these covenants and restrictions, we may be required to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital. Failure to comply could also cause a default, which may result in our substantial indebtedness becoming immediately due and payable and could permit the lenders to foreclose on our assets securing such debt. If such foreclosures were to occur, we would be unable to adequately finance our operations.

We may not be able to generate sufficient cash to service our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on our anticipated debt obligations will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors beyond our control. We might not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. We expect that the agreements governing our indebtedness could restrict our ability to dispose of assets and use the proceeds from those dispositions and could also restrict our ability to raise debt capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could have a material adverse effect on our operations, business, financial condition or results of operations.

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

Under our amended and restated certificate of incorporation, Crestview and its affiliates do not have any obligation to present to us, and they may separately pursue, corporate opportunities of which they become aware, even if those opportunities are ones that we would have pursued if granted the opportunity.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. We have approximately 86.4 million shares of common stock outstanding as of December 31, 2022. Of these shares, all common stock sold in our initial public offering, except for any shares held by our affiliates, are eligible for sale in the public.

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

We are exposed to risks associated with prevailing economic conditions, which could adversely impact demand for our products and services and have a negative impact on our financial results. In addition, the global financial markets have displayed uncertainty, and at times the equity and credit markets have experienced unexpected volatility, which could cause economic conditions to worsen. The expanded availability of free or lower cost competitive services, such as video streaming over the Internet, combined with substitute services, such as wireless phones, may further reduce consumer demand for our services during periods of weak economic conditions. Our ability to gain new subscribers is partially dependent on growth in occupied housing in our service areas, which is influenced by both national and local economic conditions. If the number of occupied homes in our operating areas declines and/or the number of home foreclosures significantly increases, we may be unable to maintain or increase the number of our subscribers.

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

Holders of our Common Stock

As of December 31, 2022, there were 28 holders of record of WOW’s common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees. The transfer agent and registrar for our common stock is American Stock Transfer and Trust.

Dividend Policy

No dividends have been declared or paid on our shares of common stock. We currently intend to retain all available funds and any future earnings for use in operations of our business, and therefore we do not anticipate paying any cash dividend in the foreseeable future.

Performance Graph

The performance graph required by Item 5 will be included in WOW’s 2023 Proxy Statement (the “Proxy Statement”) under the heading “Compensation Discussion and Analysis,” or in amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

Recent Sales of Unregistered Securities

During 2022, there were no unregistered sales of securities of the registrant.

Purchases of Equity Securities by Issuer

The following table presents WOW’s purchases of equity securities completed during the fourth quarter of 2022 (dollars in millions, except per share data).

				Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet be
	Number of Shares	Average Price	Purchased as Part of Publicly	Purchased Under the Plans
Period	Purchased (1)	Paid per Share	Announced Plans or Programs	or Programs (in millions)
October 1 - 31, 2022	2,560	$13.71	—	$—
November 1 - 30, 2022	526,537	$11.25	525,032	$44.1
December 1 - 31, 2022	659,843	$9.71	658,119	$37.7
(1)	Includes 2,560, 1,505 and 1,724 shares withheld from employees for the payment of taxes upon the vesting of restricted stock awards for the months of October, November and December 2022, respectively. The balance of the shares were repurchased pursuant to a stock repurchase plan approved by our Board of Directors on October 4, 2022, which authorized us to repurchase up to $50.0 million of our outstanding common stock. The repurchase plan expires in May of 2024.

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

Overview

We are one of the nation’s leading broadband providers offering an expansive portfolio of advanced services, including high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential customers and offer a full range of products and services to business customers. Our services are delivered across 14 markets via our efficient, advanced hybrid fiber-coax (“HFC”) network. Our footprint covers certain suburban areas within the states of Alabama, Florida, Georgia, Michigan, South Carolina and Tennessee. At December 31, 2022, our broadband networks passed 1.9 million homes and businesses and served 530,600 customers.

Our core strategy is to provide outstanding service at affordable prices. We execute this strategy by managing our operations to focus on the customer. We believe that the customer experience should be reliable, easy and pleasantly surprising, every time. To achieve this customer experience, we operate one of the most technically advanced and high-performing networks in the industry.

We operate under a broadband first strategy. Our advanced network offers HSD speeds up to 1.2 GIG (1200 Mbps) in approximately 99% of our footprint. Led by our robust HSD offering, our products are available either as an individual service or a bundle to residential and business service customers. Based on our per subscriber economics, we believe that HSD represents the greatest opportunity to enhance profitability across our residential and business markets.

We continue to experience strong demand for our HSD service. For the year ended December 31, 2022, the average percentage of HSD only new connections was approximately 87% in line with the corresponding period in 2021. Customers also connected at higher speeds with approximately 71% of HSD only new connections purchasing 500MB or higher speeds during the year ended December 31, 2022, representing an increase of 17% compared to the year ended December 31, 2021.

Throughout 2022, WOW has been focused on expanding its state-of-the-art all IP fiber technology and award-winning customer service to new markets. As such, the Company has been building and marketing its specific greenfield initiatives to expand its network in locations non-adjacent to its existing network. Our current greenfield initiatives include Seminole County and Orange County, Florida and Greenville County, South Carolina, representing thousands of homes passed.

Additionally, the Company continues to show its commitment to bringing fast, reliable, affordable broadband services to communities in need as evidenced by our recent announcement regarding our most recent edge-out near Dothan, Alabama, which will bring a robust portfolio of products and services to Headland, Alabama.

Key Transactions Impacting Operating Results and Financial Condition

Share Repurchase Program

On October 4, 2022, our Board of Directors authorized us to repurchase up to $50.0 million of our outstanding common stock. As of December 31, 2022, we repurchased 1.2 million shares for approximately $12.3 million.

Sale of Service Areas

On September 1, 2021, we completed the sale of our Cleveland and Columbus, Ohio markets and on November 1, 2021, we completed the sale of our Chicago, Illinois, Evansville, Indiana and Baltimore, Maryland markets. We utilized the majority of the total net proceeds of $1.8 billion to pay down outstanding debt in the third and fourth quarter of 2021 and to refinance our credit agreement in December of 2021. The divestitures strengthened our financial position and continue to help accelerate our broadband first strategy, which includes additional investments in edge-outs, greenfield initiatives and commercial services.

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

Crestview Investment

A significant block of the Company’s outstanding shares are held by affiliates of Crestview Partners, LLC (“Crestview”), a private equity firm based in New York. As of December 31, 2022, approximately 36% of our outstanding common shares were held by Crestview.

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

Property, Plant and Equipment

Carrying Value. The net carrying value of our property, plant and equipment was $725.8 million and $722.3 million, representing approximately 42% and 38% of our total assets, at December 31, 2022 and 2021, respectively.

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

Impairment of Property, Plant and Equipment. Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. No impairments of long-lived assets were recorded for the years ended December 31, 2022, 2021 and 2020.

Intangible Assets

Intangible assets consist primarily of acquired franchise operating rights, franchise related customer relationships and goodwill. Franchise operating rights represent the value attributable to agreements with local franchising authorities, which allows access to homes in the public right of way. Our franchise operating rights were acquired through business combinations. We do not amortize cable franchise operating rights as we have determined that they have an indefinite life. Costs incurred in negotiating and renewing cable franchise agreements are expensed as incurred. Franchise related customer relationships represent the value of the benefit to us of acquiring the existing cable subscriber base and were fully amortized as of December 31, 2021. Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets we acquired in business combinations.

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

Franchise Operating Rights. The net carrying value of our franchise operating rights was $585.1 million and $620.1 million for the years ended December 31, 2022 and 2021, representing approximately 34% and 33% of total assets, respectively. See Note 6 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for further discussion of how we value and evaluate franchise operating rights for impairment.

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

We evaluate the recoverability of our franchise operating rights at least annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. As a result of the 2022 analysis, we identified two franchise operating rights assets in which the fair value was less than the carrying value and recognized an impairment charge equal to the difference. We recognized impairment charges of $35.0 million, nil and $14.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Goodwill. The net carrying value of goodwill was $225.1 million for both years ended December 31, 2022 and 2021, representing approximately 13% and 12% of total assets, respectively. See Note 6 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for further discussion of how we value and evaluate goodwill for impairment.

Similar to franchise operating rights, we evaluate the recoverability of our goodwill annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. No such impairment charges were recognized for the years ended December 31, 2022, 2021 and 2020 as the result of the annual impairment test indicated the fair value of our goodwill exceeded the carrying value.

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

Homes Passed and Subscribers

We report homes passed as the number of serviceable addresses, such as single residence homes, apartments and condominium units, and businesses passed by our broadband network and listed in our database. We report total subscribers as the number of subscribers who receive at least one of our HSD, Video or Telephony services, without regard to which or how many services they subscribe. We define each of the individual HSD subscribers, Video subscribers and Telephony subscribers as a revenue generating unit (“RGU”). The following table summarizes homes passed, total subscribers and total RGUs for our services as of each respective date and for comparability purposes, presents subscribers associated with the Company’s continuing operations as of each specified date prior to December 31, 2022:

	Dec. 31,	Mar. 31,	Jun.30,	Sep. 30,	Dec. 31,
	2021	2022	2022	2022	2022
Homes passed	1,882,100	1,886,000	1,886,000	1,886,000	1,886,000
Total subscribers	532,900	534,700	536,600	538,100	530,600
HSD RGUs	511,700	515,000	517,200	518,600	511,600
Video RGUs	150,600	142,000	135,500	129,900	123,200
Telephony RGUs	100,000	97,300	95,200	92,900	89,900
Total RGUs	762,300	754,300	747,900	741,400	724,700

The following table displays the homes passed and subscribers related to the Company’s edge-out activities:

	Dec. 31,	Mar. 31,	Jun.30,	Sep. 30,	Dec. 31,
	2021	2022	2022	2022	2022
Homes passed	78,200	78,600	78,900	79,100	81,100
Total subscribers	19,300	19,500	19,700	19,800	20,300
HSD RGUs	19,200	19,400	19,600	19,700	20,200
Video RGUs	6,900	6,900	6,900	6,900	6,900
Telephony RGUs	2,800	2,800	2,800	2,800	2,900
Total RGUs	28,900	29,100	29,300	29,400	30,000

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

●	HSD revenue consists primarily of fixed monthly fees for data service and rental of modems.
●	Video revenue consists primarily of fixed monthly fees for basic, premium and digital cable television services and rental of video converter equipment, as well as charges from optional services, such as pay-per-view, video-on-demand and other events available to the customer. The Company is required to pay certain cable franchising authorities an amount based on the percentage of gross revenue derived from video services. The Company generally passes these fees on to the customer, which is included in video revenue.
●	Telephony revenue consists primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service.

●	Other business service revenue consists primarily of monthly recurring charges for session initiated protocol, web hosting, metro Ethernet, wireless backhaul, broadband carrier services and cloud infrastructure services provided to business customers.
●	Other revenue consists primarily of revenue from late fees, advertising placement and line assurance warranty services provided to residential and business customers.

Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our broadband networks were 92% and 93% of total revenue for the years ended December 31, 2022 and 2021. The remaining percentage of total revenue represents non-subscription revenue primarily from other business services, late fees, advertising placement and line assurance warranty services.

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

Continuing Operations

Results of Operations

The following table summarizes our results from continuing operations for the year ended December 31, 2022 compared to the year ended December 31, 2021:

	Year ended
	December 31,
	2022	2021

	(in millions)
Revenue	$704.9	$725.7
Costs and expenses:
Operating (excluding depreciation and amortization)	327.0	376.4
Selling, general and administrative	165.4	175.2
Depreciation and amortization	178.2	169.3
Impairment losses on intangibles	35.0	—
	705.6	720.9
(Loss) income from operations	(0.7)	4.8
Other income (expense):
Interest expense	(38.7)	(93.5)
Loss on early extinguishment of debt	—	(3.2)
Other income, net	16.6	9.5
Loss before provision for income tax	(22.8)	(82.4)
Income tax benefit	20.3	13.8
Net loss	$(2.5)	$(68.6)

Revenue

Total revenue from continuing operations decreased $20.8 million, or 3%, during the year ended December 31, 2022 compared to the year ended December 31, 2021.

	Year ended
	December 31,
	2022	2021

	(in millions)
Residential subscription	$537.7	$561.6
Business services subscription	111.0	110.4
Total subscription	648.7	672.0
Other business services	21.2	22.3
Other	35.0	31.4
Total revenue	$704.9	$725.7

Subscription Revenue

Total subscription revenue from continuing operations decreased $23.3 million, or 3%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was primarily driven by a $50.4 million shift in service offering mix, as we continue to experience a reduction in Video and Telephony RGUs. The decrease was partially offset by a $22.5 million increase in average revenue per unit (“ARPU”), as HSD customers continue to purchase higher speed tiers; coupled with HSD and Video rate increases and a $4.6 million increase in average volume attributable exclusively to HSD subscribers. ARPU is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period.

Other Business Services

Other business services revenue from continuing operations decreased $1.1 million, or 5%, during the year ended December 31, 2022 compared to year ended December 31, 2021. The decrease was primarily due to decreases in data center revenue.

Other

Other revenue from continuing operations increased $3.6 million, or 11%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase is primarily related to a one-time receipt of government grant revenue.

Operating Expenses (Excluding Depreciation and Amortization)

Operating expenses (excluding depreciation and amortization) from continuing operations decreased $49.4 million, or 13%, during the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease was primarily driven by decreases in direct operating expenses, specifically programming expenses of $33.2 million, which is attributable to the reduction in Video RGUs between periods and decreases in call center and cash compensation related expenses.

Incremental Contribution

Incremental contribution is defined as subscription services revenue less costs directly incurred from third parties in connection with the provision of such services to our customers (service direct expense). Incremental contribution from continuing operations increased $17.7 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase is primarily related to the reduction in service direct expense combined with an increase in HSD revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations decreased $9.8 million, or 6%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease is primarily attributable to decreases in costs associated with digital transformation initiatives, debt refinancing and marketing expenses, partially offset by increases in restructuring costs related to employee severance charges and stock compensation expense.

Depreciation and Amortization Expenses

Depreciation and amortization expenses from continuing operations increased $8.9 million, or 5%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase is primarily attributable to increases of equipment placed into service as we continue to expand our network.

Impairment Losses on Intangibles

The Company recognized non-cash impairment charges of $35.0 million and nil for the years ended December 31, 2022 and 2021, respectively. The primary driver of the impairment charge in 2022 was a decline in the estimated fair market value of certain indefinite-lived intangible assets, as indicated by the increase in the discount rate combined with the decline in the Company’s common stock price. See Note 6 – Franchise Operating Rights & Goodwill for discussion of non-cash impairment charges for the years ended December 31, 2022 and 2021.

Interest Expense

Interest expense from continuing operations decreased $54.8 million, or 59%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease is primarily due to a lower outstanding principal balance as a result of the debt refinancing that occurred in December 2021, and the expiration of the interest rate swap agreement in May 2021.

Loss on Early Extinguishment of Debt

In connection with the December 20, 2021 refinancing of the Company’s Term B loans and Revolving Credit Facility, the Company recorded a $3.2 million loss on early extinguishment of debt related to the write-off of unamortized debt issuance and third-party costs during the year ended December 31, 2021. No such losses were recorded for the year ended December 31, 2022.

Other Income, net

Other income from continuing operations increased $7.1 million, or 75%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase is primarily related to providing a full year of transition services in 2022 as compared to partial periods in 2021. Refer to the discussion of transition services provided in the Discontinued Operations section below. As of December 31, 2022, the transition services agreements with both buyers were still in effect for certain limited services.

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

In connection with the asset sales, the Company entered into two separate transition services agreements under which WOW has provided certain services to each of the buyers. Under the transition services agreements, the buyers may elect a variety of services, including but not limited to: information technology, network, business support services, etc. The term of the transition services agreements are for 12 months following each closing date, respectively, with two optional three month extensions. As of December 31, 2022, the transition services agreements with both buyers were still in effect for certain limited services. None of the costs related to the employees, processes or systems that will be utilized to provide the services under the transition services agreements were allocated to discontinued operations.

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

Results of Operations

The following table summarizes our results from discontinued operations for the year ended December 31, 2021:

Year ended December 31,
2021
(in millions)
Revenue	$308.3
Costs and expenses:
Operating (excluding depreciation and amortization)	112.0
Selling, general and administrative	11.8
Depreciation and amortization	41.0
164.8
Income from operations	143.5
Other income (expense):
Interest income	0.4
Gain on sale of assets, net	1,001.8
Other income, net	0.1
Income from discontinued operations before provision for income tax	1,145.8
Income tax expense	(306.7)
Income from discontinued operations	$839.1

Revenue

The following table summarizes our revenue from discontinued operations for the year ended December 31, 2021:

Year ended December 31,
2021
(in millions)
Residential subscription
HSD	$150.1
Video	103.2
Telephony	11.5
Total residential subscription	$264.8
Business subscription
HSD	$17.8
Video	2.7
Telephony	8.4
Total business subscription	$28.9
Total subscription services revenue	293.7
Other business services revenue	1.6
Other revenue	13.0
Total revenue	$308.3

Total Company

Income Tax Benefit (Expense)

We reported total income tax benefit of $20.3 million and expense of $292.9 million for the years ended December 31, 2022 and 2021, respectively. The change is primarily related to a decrease in income before tax relating to our smaller footprint following the sales of five service areas in 2021.

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

The following table provides a reconciliation of incremental contribution to income from operations, which is the most directly comparable GAAP measure, for the periods presented:

	Year ended			Year ended
	December 31, 2022			December 31, 2021
	Continuing	Discontinued	Total	Continuing	Discontinued	Total

	(in millions)
(Loss) income from operations	$(0.7)	$—	$(0.7)	$4.8	$143.5	$148.3
Revenue (excluding subscription revenue)	(56.2)	—	(56.2)	(53.7)	(14.6)	(68.3)
Other non-allocated operating expense (excluding depreciation and amortization)	168.2	—	168.2	176.6	24.0	200.6
Selling, general and administrative	165.4	—	165.4	175.2	11.8	187.0
Depreciation and amortization	178.2	—	178.2	169.3	41.0	210.3
Impairment losses on intangibles	35.0	—	35.0	—	—	—
Incremental contribution	$489.9	$—	$489.9	$472.2	$205.7	$677.9

Previously Disclosed Results of Operations

For a complete narrative of our results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021.

Liquidity and Capital Resources

Overview

Our primary funding requirements are for our ongoing operations, capital expenditures, outstanding debt obligations, including lease agreements, and strategic investments. At December 31, 2022, the principal amount of our outstanding consolidated debt aggregated to $742.7 million, of which $17.7 million is classified as current in our consolidated balance sheet as of such date. As of December 31, 2022, we had borrowing capacity of $236.4 million under our Revolving Credit Facility.

We are required to prepay principal amounts if we generate excess cash flow, as defined in the Credit Agreement. As of December 31, 2022, we had $31.0 million of cash and cash equivalents. We believe that our existing cash balances, available borrowing capacity under our Revolving Credit Facility, and operating cash flows will provide sufficient resources to fund our obligations and anticipated liquidity requirements over the next 12 months.

On October 4, 2022, our Board of Directors authorized us to repurchase up to $50.0 million of our outstanding common stock. As of December 31, 2022, we repurchased 1.2 million shares for approximately $12.3 million.

We expect to utilize cash flow from operations and cash on hand as funding sources, as well as potentially engage in future refinancing transactions to further extend the maturities of our debt obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations.

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

Our ability to fund operations and capital expenditures, repay debt obligations and make future acquisitions and strategic investments depends on future operating performance and cash flows, which are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Contractual Obligations

We have obligations to make future payments for goods and services under certain contractual arrangements. These contractual obligations secure the future rights to various assets and services to be used in the normal course of our operations. In accordance with GAAP, the future rights and obligations pertaining to firm commitments, such as operating lease obligations and certain contractual purchase obligations, are not reflected as assets or liabilities in the accompanying consolidated balance sheets. The long term debt obligations are our principal payments on cash debt service obligations. Finance lease obligations are future lease payments on certain equipment and vehicles. Operating lease obligations are the future minimum rental payments required under the operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2022.

The following table summarizes certain of our obligations as of December 31, 2022 and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment due by period
	Total	2023	2024 - 2025	2026 - 2027	Thereafter

	(in millions)
Long term debt obligations(1)	$731.7	$16.3	$14.6	$14.6	$686.2
Finance lease obligations	21.7	11.1	9.9	0.7	—
Operating lease obligations(2)	18.6	5.7	8.2	3.4	1.3
Total	$772.0	$33.1	$32.7	$18.7	$687.5

(1)	Interest payments associated with our variable-rate debt have not been included in the table. Assuming that our $731.7 million of variable-rate Senior Secured Credit Facilities as of December 31, 2022 is held to maturity, and utilizing interest rates in effect at December 31, 2022, our annual interest payments (including commitment fees and letter of credit fees) on variable rate Senior Secured Credit Facilities as of December 31, 2022 is anticipated to be approximately $57.2 million for fiscal year 2023, $112.3 million for fiscal years 2024-2025, $108.7 million for the fiscal years 2026-2027 and $51.1 thereafter. Our Revolving Credit Facility and Term B Loans mature in December 2026 and December 2028, respectively. The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of December 31, 2022.
(2)	In addition to the above operating lease obligations, we also rent utility poles used in our operations. Generally, pole rentals are cancellable on short notice, but we anticipate that such rentals will recur. Rent expense for pole rental attachments was approximately $5.5 million, $6.1 million and $5.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Operating, Investing, and Financing Activities

Operating Activities

Net cash provided by operating activities decreased $140.2 million from $174.0 million for the year ended December 31, 2021 to $33.8 million for the year ended December 31, 2022. The decrease is primarily due to the income tax payment associated with the sale of the Chicago, Illinois, Evansville, Indiana, and Baltimore, Maryland markets, which the Company paid during the second quarter of 2022.

Investing Activities

Net cash provided by investing activities was $1,559.3 million for the year ended December 31, 2021 compared to net cash used in investing activities of $165.8 million for the year ended December 31, 2022. The change is primarily attributable to proceeds received related to the sales of five service areas during 2021, as well as a decrease in capital expenditures which aligns with our smaller footprint.

We have ongoing capital expenditure requirements related to the maintenance, expansion and technological upgrades of our network infrastructure. Capital expenditures are funded primarily through a combination of cash on hand and cash flow from operations. Our capital expenditures from continuing operations were $167.2 million and $162.3 million for years ended December 31, 2022 and December 31, 2021, respectively. The $4.9 million increase from the year ended December 31, 2021 to the year ended December 31, 2022 is primarily related to an increase in line extensions as we focus on expanding our network through our greenfield initiatives, partially offset by decreases in support capital and customer premise equipment (“CPE”) expenditures.

The following table sets forth additional information regarding our capital expenditures for the periods presented:

	Year ended			Year ended
	December 31, 2022			December 31, 2021
	Continuing	Discontinued	Total	Continuing	Discontinued	Total

	(in millions)
Capital Expenditures
Customer premise equipment(1)	$64.6	$—	$64.6	$68.1	$29.8	$97.9
Scalable infrastructure(2)	39.4	—	39.4	40.3	3.2	43.5
Line extensions(3)	26.8	—	26.8	13.6	4.2	17.8
Support capital and other(4)	36.4	—	36.4	40.3	8.2	48.5
Total	$167.2	$—	$167.2	$162.3	$45.4	$207.7
Capital expenditures included in total related to:
Edge-outs(5)	$4.7	$—	$4.7	$4.5	$1.4	$5.9
Business services(6)	$11.6	$—	$11.6	$13.8	$2.7	$16.5
Greenfields(7)	$21.5	$—	$21.5	$—	$—	$—
(1)	Customer premise equipment includes equipment and installation costs incurred to deliver services to residential and business services customers. CPE includes the costs of acquiring and installing our set-top boxes and modems, as well as the cost of customer connections to our network.
(2)	Scalable infrastructure includes costs, not directly related to customer acquisition activity, to support new customer growth and provide service enhancements (e.g., headend equipment).
(3)	Line extensions include costs associated with new home development within our footprint and edge-outs (e.g., fiber / coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(4)	Support capital and other includes costs to modify or replace existing HFC network, including enhancements, and all other costs to support day-to-day operations, including land, buildings, vehicles, office equipment, tools and test equipment.
(5)	Edge-outs represent costs to extend our network into new adjacent service areas, including the associated CPE.
(6)	Business services represent costs associated with the build-out of our network to support business services customers, including the associated CPE.
(7)	Greenfields represent costs associated with building our fiber technology network in locations non-adjacent to our existing network.

Financing Activities

Net cash used in financing activities decreased $1,522.3 million from $1,552.5 million for the year ended December 31, 2021 to $30.2 million for the year ended December 31, 2022. The decrease is primarily attributable to a decrease in net repayments of $1,530.6 million during the year ended December 31, 2022 compared to the year ended December 31, 2021.

New Accounting Pronouncements

See Part II-Item 8 Financial Statements and Supplementary Data, Note 2 – Summary of Significant Accounting Policies, “Recently Adopted Accounting Pronouncements” for a description of new accounting pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of December 31, 2022, borrowings under our Term B Loans and Revolving Credit Facility bear interest at SOFR plus 3.00% and SOFR plus 2.75%, respectively.  As of December 31, 2022, our Senior Secured Credit Facility is variable rate debt. A hypothetical 100 basis point (1%) change in SOFR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of December 31, 2022) would result in an annual interest expense charge of up to approximately $7.3 million under our Senior Secured Credit Facility.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. Our management, under the supervision and with the participation of the Certifying Officers, assessed the effectiveness of the design and operation of our internal controls over financial reporting as of December 31, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

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

Shareholders and Board of Directors

WideOpenWest, Inc.

Englewood, Colorado

Opinion on Internal Control over Financial Reporting

We have audited WideOpenWest, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 27, 2023 expressed an unqualified opinion thereon.

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

February 27, 2023

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

Shareholders and Board of Directors

WideOpenWest, Inc.

Englewood, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of WideOpenWest, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 27, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Determining the Fair Value of Certain Franchise Operating Rights

As described in Notes 2 and 6 to the consolidated financial statements, the carrying amount of the Company’s franchise operating rights was $585.1 million as of December 31, 2022. The Company evaluates the recoverability of its franchise operating rights annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that it is more likely than not that the franchise operating rights’ carrying value exceeds its estimated fair value. The Company estimates the fair value of each franchise operating right using the multi-period excess earnings method, an income approach. For the year ended December 31, 2022, impairment charges of $35.0 million were recorded as a result of the Company’s annual impairment test.

We identified the estimate of the fair value of certain franchise operating rights as part of the annual impairment assessment to be a critical audit matter. The principal considerations that led to this determination were: (i) these franchise operating rights did not pass the quantitative annual impairment assessment and, therefore, the fair value estimates were sensitive to changes in the significant assumptions which were considered to be forecasted revenue growth rates, forecasted margins, forecasted customer attrition (churn) rates and the discount rate and (ii) the audit effort involved the use of professionals with specialized skills and knowledge. These assumptions were especially challenging to test and required significant auditor judgment because they were affected by expected future market conditions.

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

Atlanta, Georgia

February 27, 2023

WideOpenWest, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2022	2021

	(in millions, except share data)
Assets
Current assets
Cash and cash equivalents	$31.0	$193.2
Accounts receivable—trade, net of allowance for doubtful accounts of $4.3 for both periods	39.9	40.9
Accounts receivable—other, net	12.2	17.2
Prepaid expenses and other	37.8	30.7
Total current assets	120.9	282.0
Right-of-use lease assets—operating	15.0	17.2
Property, plant and equipment, net	725.8	722.3
Franchise operating rights	585.1	620.1
Goodwill	225.1	225.1
Intangible assets subject to amortization, net	1.3	1.7
Other non-current assets	44.2	38.3
Total assets	$1,717.4	$1,906.7
Liabilities and stockholders’ equity
Current liabilities
Accounts payable—trade	$46.1	$50.3
Accrued interest	0.1	0.8
Current portion of long-term lease liability—operating	4.9	5.1
Accrued liabilities and other	68.7	218.7
Current portion of long-term debt and finance lease obligations	17.7	17.9
Current portion of unearned service revenue	27.2	28.1
Total current liabilities	164.7	320.9
Long-term debt and finance lease obligations, net of debt issuance costs —less current portion	725.0	723.5
Long-term lease liability—operating	11.6	13.8
Deferred income taxes, net	225.3	257.6
Other non-current liabilities	15.7	20.1
Total liabilities	1,142.3	1,335.9
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 96,830,312 and 96,225,910 issued as of December 31, 2022 and December 31, 2021, respectively; 86,417,733 and 87,392,088 outstanding as of December 31, 2022 and December 31, 2021, respectively	1.0	1.0
Additional paid-in capital	374.7	348.5
Accumulated income	308.0	310.5
Treasury stock at cost, 10,412,579 and 8,833,822 shares as of December 31, 2022 and December 31, 2021, respectively	(108.6)	(89.2)
Total stockholders’ equity	575.1	570.8
Total liabilities and stockholders’ equity	$1,717.4	$1,906.7

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31,
	2022	2021	2020

	(in millions, except per share and share data)
Revenue	$704.9	$725.7	$730.2
Costs and expenses:
Operating (excluding depreciation and amortization)	327.0	376.4	405.2
Selling, general and administrative	165.4	175.2	170.2
Depreciation and amortization	178.2	169.3	151.0
Impairment losses on intangibles	35.0	—	14.0
	705.6	720.9	740.4
(Loss) income from operations	(0.7)	4.8	(10.2)
Other income (expense):
Interest expense	(38.7)	(93.5)	(130.0)
Loss on early extinguishment of debt	—	(3.2)	—
Other income, net	16.6	9.5	1.3
Loss from continuing operations before provision for income tax	(22.8)	(82.4)	(138.9)
Income tax benefit	20.3	13.8	30.6
Loss from continuing operations	(2.5)	(68.6)	(108.3)
Discontinued Operations (Note 18)
Income from discontinued operations, net of tax	—	839.1	122.7
Net (loss) income	$(2.5)	$770.5	$14.4

Basic and diluted loss per common share - continuing operations
Basic	$(0.03)	$(0.83)	$(1.33)
Diluted	$(0.03)	$(0.83)	$(1.33)
Basic and diluted earnings per common share - discontinued operations
Basic	$—	$10.14	$1.51
Diluted	$—	$10.14	$1.51
Basic and diluted (loss) earnings per common share
Basic	$(0.03)	$9.31	$0.18
Diluted	$(0.03)	$9.31	$0.18
Weighted-average common shares outstanding
Basic	83,930,984	82,720,934	81,561,707
Diluted	83,930,984	82,720,934	81,561,707

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

	Year ended December 31,
	2022	2021	2020

	(in millions)
Net (loss) income	$(2.5)	$770.5	$14.4
Unrealized gain on derivative instrument, net of tax	—	6.5	9.0
Comprehensive (loss) income	$(2.5)	$777.0	$23.4

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

					Accumulated		Total
		Common	Treasury	Additional	Other	Accumulated	Stockholders'
	Common	Stock	Stock at	Paid-in	Comprehensive	Income	Equity
	Stock	Par Value	Cost	Capital	Income (Loss)	(Loss)	(Deficit)

	(in millions, except share data)
Balances at January 1, 2020	84,103,108	$0.9	$(79.7)	$322.8	$(15.5)	$(474.4)	$(245.9)
Changes in accumulated other comprehensive loss, net	—	—	—	—	9.0	—	9.0
Stock-based compensation	—	0.1	—	11.0	—	—	11.1
Issuance of restricted stock, net	3,004,954	—	—	—	—	—	—
Purchase of shares	(260,265)	—	(1.0)	—	—	—	(1.0)
Net income	—	—	—	—	—	14.4	14.4
Balances at December 31, 2020(1)	86,847,797	$1.0	$(80.7)	$333.8	$(6.5)	$(460.0)	$(212.4)
Changes in accumulated other comprehensive loss, net	—	—	—	—	6.5	—	6.5
Stock-based compensation	—	—	—	14.7	—	—	14.7
Issuance of restricted stock, net	1,038,749	—	—	—	—	—	—
Purchase of shares	(494,458)	—	(8.5)	—	—	—	(8.5)
Net income	—	—	—	—	—	770.5	770.5
Balances at December 31, 2021(1)	87,392,088	$1.0	$(89.2)	$348.5	$—	$310.5	$570.8
Stock-based compensation	—	—	—	26.2	—	—	26.2
Issuance of restricted stock, net	604,402	—	—	—	—	—	—
Purchase of shares	(1,578,757)	—	(19.4)	—	—	—	(19.4)
Net loss	—	—	—	—	—	(2.5)	(2.5)
Balances at December 31, 2022(1)	86,417,733	$1.0	$(108.6)	$374.7	$—	$308.0	$575.1
(1)	Included in outstanding shares as of December 31, 2022, 2021 and 2020 are 3,223,995, 4,325,124 and 4,990,971, respectively, of non-vested shares of restricted stock awards granted to employees and directors.

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2022	2021	2020

	(in millions)
Cash flows from operating activities:
Net (loss) income	$(2.5)	$770.5	$14.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	179.3	210.3	230.6
Deferred income taxes	(32.2)	54.9	5.3
Provision for doubtful accounts	6.0	11.2	16.8
Gain on sale of markets	—	(1,001.3)	—
Gain on sale of operating assets, net	(1.1)	(0.5)	—
Amortization of debt issuance costs and discount	1.7	4.7	4.7
Loss on debt extinguishment	—	3.2	—
Impairment losses on intangibles	35.0	—	14.0
Non-cash compensation	25.8	15.3	11.1
Other non-cash items	(0.1)	(0.2)	(0.2)
Changes in operating assets and liabilities:
Receivables and other operating assets	(14.3)	(27.9)	(28.1)
Payables and accruals	(163.8)	133.8	8.8
Net cash provided by operating activities	$33.8	$174.0	$277.4
Cash flows from investing activities:
Capital expenditures	$(167.2)	$(207.7)	$(234.1)
Proceeds from sale of markets, net	—	1,765.7	—
Other investing activities	1.4	1.3	(0.2)
Net cash (used in) provided by investing activities	$(165.8)	$1,559.3	$(234.3)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	$9.0	$762.1	$91.0
Payments on long-term debt and finance lease obligations	(19.8)	(2,303.5)	(141.7)
Payments of debt issuance costs	—	(2.6)	—
Purchase of shares	(19.4)	(8.5)	(1.0)
Net cash used in financing activities	$(30.2)	$(1,552.5)	$(51.7)
(Decrease) increase in cash and cash equivalents	(162.2)	180.8	(8.6)
Cash and cash equivalents, beginning of period	193.2	12.4	21.0
Cash and cash equivalents, end of period	$31.0	$193.2	$12.4
Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$37.8	$93.1	$124.0
Cash paid during the periods for income taxes	$147.5	$97.1	$1.5
Cash received during the periods for refunds of income taxes	$1.7	$—	$4.6
Non-cash financing activities:
Other financing arrangements	$—	$—	$1.1
Capital expenditure accounts payable and accruals	$32.0	$27.4	$19.1

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

1. Organization and Basis of Presentation

Organization

WideOpenWest, Inc. (“WOW” or the “Company”) is one of the nation’s leading broadband providers offering an expansive portfolio of advanced services, including high-speed data ("HSD"), cable television ("Video"), and digital telephony ("Telephony") services to residential and business customers. The Company serves customers in 14 markets in the United States which consist of Detroit and Lansing, Michigan; Augusta, Columbus, Newnan and West Point, Georgia; Charleston, South Carolina; Dothan, Auburn, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City and Pinellas County, Florida.

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

The Company calculates the fair value of franchise operating rights using the multi-period excess earnings method, an income approach, which calculates the value of an intangible asset by discounting its future cash flows. The fair value is determined based on estimated discrete discounted future cash flows attributable to each franchise operating right intangible asset using assumptions consistent with internal forecasts. Assumptions key in estimating fair value under this method include, but are not limited to, revenue and subscriber growth rates (less anticipated customer churn), operating expenditures, capital expenditures (including any build out), market share achieved, contributory asset charge rates, tax rates and discount rate. The discount rate used in the model represents a weighted average cost of capital and the perceived risk associated with an intangible asset such as franchise operating rights. See Note 6 – Franchise Operating Rights & Goodwill for discussion of impairment charges recognized for the periods presented.

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

The Company determined it had one reporting unit as part of its annual goodwill analysis on October 1. See Note 6 – Franchise Operating Rights & Goodwill for a discussion of impairment charges recognized for the periods presented.

Other Noncurrent Assets

Other noncurrent assets are comprised primarily of long-term deferred contract costs and long-term deferred promotional costs. These amounts are recognized as operating expenses, selling, general, and administrative expense or deduction to revenue over the period of usage.

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

Advertising Costs

The cost of advertising is expensed as incurred and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Advertising expense during the years ended December 31, 2022, 2021 and 2020 was $36.5 million, $39.5 million and $38.0 million, respectively.

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

Stock-based Compensation

The Company’s stock-based compensation consists of liability and equity based restricted stock awards with service, performance and market conditions. Restricted stock awards are measured at the grant date fair value and amortized to stock compensation expense over the requisite service period. The fair value of restricted stock awards with market conditions are measured utilizing Monte Carlo simulations. Awards with performance or market conditions will vest based on the Company’s achievement level relative to specific requirements. For all restricted stock awards, the Company accounts for forfeitures as they occur. Refer to Note 13 – Stock-Based Compensation for a discussion of the Company’s stock-based compensation for the periods presented.

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

Recently Adopted Accounting Pronouncements

ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). The FASB issued ASU 2021-10 which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy to increase the transparency of government assistance including the disclosure of the types of assistance, an entity’s accounting for the assistance, and the effect of the assistance on an entity’s financial statements. ASU 2021-10 is effective for annual periods beginning after December 15, 2021. The Company adopted these amendments prospectively as of January 1, 2022 and included the appropriate disclosures in this Annual Report on Form 10-K for the year ended December 31, 2022. Refer to Note 3 – Revenue from Contracts with Customers and Note 4 – Property, Plant and Equipment.

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

The majority of the Company’s residential customers have entered into month-to-month contracts. Whereas business customers have entered into either month-to-month contracts or non-cancellable contracts for subscription services with an average contract term of 30 months.

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

Government Assistance

The Company adopted ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance prospectively as of January 1, 2022. The Company receives government assistance in the form of cash from multiple funds distributed by the National Exchange Carrier Association (“NECA”). Certain of the funds received are recorded as revenue upon receipt in the consolidated income statement. Whereas assistance received from other funds, specifically the Connect America Fund Broadband Loop Support (“CAF BLS”) has certain network construction requirements which are accounted for by utilizing the capital approach under a grant model by analogy in accordance with International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”).

The Company receives government assistance from the CAF BLS for certain network build-out construction projects. The Company accounts for the assistance received as a reduction to property, plant and equipment, as the primary conditions for receipt of these grants are to build-out the broadband network. If the assistance received is greater than the cost of the asset constructed, the excess is recognized as revenue upon completion of the project build-out. For the years ended December 31, 2022, 2021 and 2020, the Company recognized $3.4 million, $3.3 million and nil, respectively, in HSD residential subscription revenue related to excess funding received over the cost of construction for network build-out projects completed. The Company will continue to receive funding related to these programs through December 31, 2028 and will continue to recognize this funding as revenue as all build-out obligations were completed and accepted as of December 31, 2022.

As of December 31, 2021, the Company recorded $1.2 million of funding received as a reduction to property, plant and equipment, and $1.4 million of deferred revenue related to in-process network build-out construction projects subject to CAF BLS.

Revenue by Service Offering

The following table presents revenue by service offering:

	Year ended December 31,
	2022	2021	2020

	(in millions)
Residential subscription
HSD(1)	$339.9	$329.0	$294.5
Video	173.5	204.1	236.4
Telephony	24.3	28.5	35.6
Total Residential subscription	$537.7	$561.6	$566.5
Business subscription
HSD	$72.2	$70.1	$64.5
Video	11.7	11.4	11.4
Telephony	27.1	28.9	29.7
Total business subscription	$111.0	$110.4	$105.6
Total subscription services revenue	648.7	672.0	672.1
Other business services revenue(2)	21.2	22.3	23.4
Other revenue	35.0	31.4	34.7
Total revenue	$704.9	$725.7	$730.2
(1)	Includes revenue recognized of $3.4 million, $3.3 million and nil related to the CAF BLS for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)	Includes wholesale and colocation lease revenue of $19.1 million for the year ended December 31, 2022 and $19.4 million for each of the years ended December 31, 2021 and 2020.

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

The following table summarizes the activity of costs of obtaining contracts with customers:

	2022	2021	2020

	(in millions)
Balance at beginning of period	$37.3	$31.8	$20.9
Deferral	16.6	15.5	17.4
Amortization	(14.4)	(10.0)	(6.5)
Balance at end of period	$39.5	$37.3	$31.8

The following table presents the current and non-current costs of obtaining contracts with customers as of the end of the corresponding periods:

	December 31, 2022	December 31, 2021

	(in millions)
Current costs of obtaining contracts with customers	$15.6	$14.1
Non-current costs of obtaining contracts with customers	23.9	23.2
Total costs of obtaining contracts with customers	$39.5	$37.3

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

The following tables present the activity of current and non-current contract liabilities:

	2022	2021	2020

	(in millions)
Balance at beginning of period	$3.3	$2.9	$2.8
Deferral	11.9	12.4	8.8
Revenue recognized	(12.5)	(12.0)	(8.7)
Balance at end of period	$2.7	$3.3	$2.9

The following table presents the current and non-current portion of contract liabilities as of the end of the corresponding periods:

	December 31, 2022	December 31, 2021

	(in millions)
Current contract liabilities	$2.4	$2.9
Non-current contract liabilities	0.3	0.4
Total contract liabilities	$2.7	$3.3

Unsatisfied Performance Obligations

Revenue from month-to-month residential subscription service contracts have historically represented a significant portion of the Company’s revenue and the Company expects that this will continue to be the case in future periods. All residential subscription service performance obligations will be satisfied within one year.

A summary of expected business subscription and other business services revenue to be recognized in future periods related to performance obligations which have not been satisfied or are partially unsatisfied as of December 31, 2022 is set forth in the table below:

	2023	2024	2025	Thereafter	Total

	(in millions)
Subscription services	$45.3	27.3	$10.8	$2.6	$86.0
Other business services	3.1	1.8	0.6	0.1	5.6
Total expected revenue	$48.4	$29.1	$11.4	$2.7	$91.6

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

The following table presents the change in the allowance for doubtful accounts for trade accounts receivable:

	Year ended December 31,
	2022	2021	2020

	(in millions)
Balance at beginning of period	$4.3	$6.7	$6.4
Provision charged to expense(1)	6.0	8.3	11.6
Accounts written off, net of recoveries	(6.0)	(10.7)	(11.3)
Balance at end of period	$4.3	$4.3	$6.7

(1)	The Company released $1.6 million of reserves established in 2020 related to COVID-19 during the year ended December 31, 2022. The Company did not release such reserves during the years ended December 31, 2021 and 2020.

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2022	2021

	(in millions)
Distribution facilities	$1,341.1	$1,238.3
Customer premise equipment	272.3	267.7
Head-end equipment	256.7	228.5
Computer equipment and software	156.4	132.5
Telephony infrastructure	52.4	52.4
Buildings and leasehold improvements	33.4	32.1
Vehicles	22.9	23.7
Office and technical equipment	19.1	18.9
Land	4.4	4.4
Construction in progress (including material inventory and other) (1)	43.5	34.9
Total property, plant and equipment	2,202.2	2,033.4
Less accumulated depreciation	(1,476.4)	(1,311.1)
	$725.8	$722.3
(1)	As of December 31, 2021, includes $1.2 million of funding received from the CAF BLS recorded as a reduction to the carrying value of network construction in progress. No such amount is included as of December 31, 2022 as all network construction requirements were completed during the year ended December 31, 2022. Refer to Note 3 – Revenue from Contracts with Customers for a discussion of government funding received by the Company.

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $178.9 million, $168.9 million, and $150.1 million, respectively. Included in depreciation and amortization expense in the consolidated statement of operations for the year ended December 31, 2022 were net gains on sales of operating assets of $1.1 million. No such gains were included in depreciation and amortization expense for the years ended December 31, 2021 and 2020.

The Company recognized insignificant asset write-offs for the years ended December 31, 2022, 2021 and 2020.

5. Leases

The Company leases certain property, vehicles and equipment for use in its operations. The Company determines if an arrangement is or contains a lease at inception. The Company has lease agreements with lease and non-lease components and has elected to not separate these components for all classes of underlying assets. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. Leases with initial terms greater than 12 months are recorded as operating or financing leases on the consolidated balance sheet. As of December 31, 2022, financing lease assets of $24.3 million are included in property, plant and equipment on the consolidated balance sheet. Financing lease liabilities are included within the current and long-term portions of long-term debt and finance lease obligations of $10.4 million and $10.2 million, respectively.

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

Lease components are classified as follows:

		Year ended December 31,
	Classification	2022	2021

		(in millions)
Finance lease cost
Amortization of leased asset	Depreciation	$8.9	$10.1
Interest on lease liabilities	Interest expense	0.9	1.1
Operating lease cost(1)	Operating expense	6.2	8.0
Sublease income	Other income	(0.8)	(0.5)
Net lease cost		$15.2	$18.7

(1)  Includes short-term lease and variable costs of $0.7 and $1.2 million for the years ended December 31, 2022 and 2021, respectively.

The following table presents aggregate lease maturities as of December 31, 2022:

	Finance Leases	Operating Leases	Total

	(in millions)
2023	$11.1	$5.7	$16.8
2024	7.2	4.8	12.0
2025	2.7	3.4	6.1
2026	0.6	2.2	2.8
2027	0.1	1.2	1.3
Thereafter	—	1.3	1.3
Total lease payments	21.7	18.6	40.3
Less: interest	1.1	2.1	3.2
Present value of lease liabilities	$20.6	$16.5	$37.1

The following table presents aggregate lease maturities as of December 31, 2021:

	Finance Leases	Operating Leases	Total

	(in millions)
2022	$10.9	$6.0	$16.9
2023	7.7	5.0	12.7
2024	3.8	4.0	7.8
2025	0.7	2.7	3.4
2026	0.3	1.8	2.1
Thereafter	—	2.1	2.1
Total lease payments	23.4	21.6	45.0
Less: interest	1.1	2.7	3.8
Total lease payments	$22.3	$18.9	$41.2

The following table presents weighted average remaining lease terms and discount rates:

	Year ended December 31,
	2022	2021
Weighted-average remaining lease term (in years)
Finance Leases	2.2	2.5
Operating Leases	4.0	4.5
Weighted-average discount rate
Finance Leases	4.59%	4.02%
Operating Leases	5.88%	5.75%

The following table presents other information related to operating and finance leases:

	Year ended December 31,
	2022	2021

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5.3	$6.4
Operating cash flows from finance leases	0.9	1.1
Financing cash flows from finance leases	12.1	22.2
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	10.3	11.5
Operating leases	2.7	1.0

6. Franchise Operating Rights & Goodwill

Changes in the carrying amounts of the Company’s franchise operating rights and goodwill during 2022 and 2021 are set forth below:

	January 1,		December 31,
	2022	Impairment	2022

	(in millions)
Franchise operating rights	$620.1	$(35.0)	$585.1
Goodwill	225.1	—	225.1
	$845.2	$(35.0)	$810.2

	January 1,		December 31,
	2021	Impairment	2021

	(in millions)
Franchise operating rights	$620.1	$—	$620.1
Goodwill	225.1	—	225.1
	$845.2	$—	$845.2

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

As a result of the annual analysis performed on October 1, 2022, the estimated fair value of two franchise operating right assets were determined to be below the carrying value, which resulted in the recognition of non-cash impairment losses of $6.5 million and $28.5 million for the Panama City, FL and Huntsville, AL markets, respectively.

The Company recognized non-cash impairment losses of $35.0 million, nil and $14.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. The primary driver of the impairment charge in the years presented was a decline in estimated fair market value of indefinite-lived intangible assets in certain markets. The decline is primarily due to the increase in the discount rate combined with the decline in the Company’s common stock price. The impairment charges do not have an impact on the Company’s intent and/or ability to renew or extend existing franchise operating rights.

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

Based on the analysis performed for the current year and prior two years, the estimated fair value of goodwill exceeded the carrying value, as such, no impairment charge was recognized during these periods.

The Company had accumulated goodwill impairment losses of $193.9 million for both the years ended December 31, 2022 and 2021.

7. Intangible Assets Subject to Amortization

Intangible assets subject to amortization consist primarily of multiple-dwelling unit and customer relationships. Changes in the carrying amounts during 2022 and 2021 are set forth below:

	January 1,			December 31,
	2022	Acquisitions	Amortization	2022

	(in millions)
Other	$1.7	$—	$(0.4)	$1.3

	January 1,			December 31,
	2021	Acquisitions	Amortization	2021

	(in millions)
Other	$1.9	$0.2	$(0.4)	$1.7

Amortization expense is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Amortization expense for years ended December 31, 2022, 2021 and 2020 was $0.4 million, $0.4 million and $0.9 million, respectively.

Scheduled amortization of the Company’s intangible assets as of December 31, 2022 is as follows:

Amortization
(in millions)
2023	$0.4
2024	0.3
2025	0.2
2026	0.2
2027	0.1
Thereafter	0.1
$1.3

8. Accrued Liabilities and Other

Accrued liabilities and other consist of the following:

	December 31,
	2022	2021

	(in millions)
Payroll and employee benefits	$22.2	$29.6
Programming costs	15.9	19.3
Other accrued liabilities	14.0	9.5
Property, income, sales and use taxes(1)	5.8	132.7
Franchise and revenue sharing fees	5.6	7.9
Customer cash collections (Transition Services Agreements)	3.6	17.5
Utility pole costs	1.6	2.2
	$68.7	$218.7

(1)  At December 31, 2021, included the current income tax payable associated with the sale of the Chicago, Illinois, Evansville, Indiana, and Baltimore, Maryland markets.

9. Long-Term Debt and Finance Lease Obligations

The following table summarizes the Company’s long-term debt and finance lease obligations:

				December 31,
	December 31, 2022			2021
	Available
	borrowing	Effective	Outstanding	Outstanding
	capacity	interest rate(1)	balance	balance

	(in millions)
Long-term debt:
Term B Loans, net(2)	$—	7.58%	$717.7	$724.2
Revolving Credit Facility(3)	236.4	7.07%	9.0	—
Total long-term debt	$236.4		726.7	724.2
Other Financing			—	0.4
Finance lease obligations			20.6	22.3
Total long-term debt, finance lease obligations and other			747.3	746.9
Debt issuance costs, net(4)			(4.6)	(5.5)
Sub-total			742.7	741.4
Less current portion			(17.7)	(17.9)
Long-term portion			$725.0	$723.5
(1)	Represents the effective interest rate in effect for all borrowings outstanding as of the year ended December 31, 2022 pursuant to each debt instrument including the applicable margin.
(2)	At December 31, 2022 and 2021 includes $5.0 million and $5.8 million of net unamortized discounts, respectively.

(3)  Available borrowing capacity at December 31, 2022 represents $250.0 million of total availability less borrowing of $9.0 million on the Revolving Credit Facility and outstanding letters of credit of $4.6 million. Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company.

(4)  At December 31, 2022 and 2021 debt issuance costs include $3.5 million and $4.1 million related to Term B Loans and $1.1 million and $1.4 million related to the Revolving Credit Facility, respectively.

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

The Credit Agreement allows for the issuance of letters of credit. The aggregate amount of undrawn letters of credit cannot exceed $20.0 million and are used in the ordinary course of business and released when the respective contractual obligations have been fulfilled by the Company. The Company did not have any cash collateralized letters of credit as of December 31, 2022.

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

As a result of the re-financing, the Company recorded a $3.2 million loss on early extinguishment of debt related to the write-off of unamortized debt issuance and third-party costs during the year ended December 31, 2021. As of December 31, 2022, the Company was in compliance with all debt covenants in the Credit Agreement.

Amortization of debt issuance costs and debt discount, all of which are included in interest expense in the accompanying consolidated statements of operations, for the years ended December 31, 2022, 2021 and 2020 are as follows:

	December 31,
	2022	2021	2020

	(in millions)
Amortization of deferred issuance costs	$0.9	$2.4	$2.4
Amortization of debt discount	0.8	2.3	2.3

Principal maturities of our long-term debt, excluding finance lease obligations, as of December 31, 2022 are as follows:

Long-term Debt
(in millions)
2023	$16.3
2024	7.3
2025	7.3
2026	7.3
2027	7.3
Thereafter	686.2
$731.7

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

The Company’s exposure to interest rate risk results primarily from its variable rate borrowings. On May 9, 2018, the Company entered into variable to fixed interest rate swap agreements for a notional amount of $1,361.2 million to hedge a portion of the outstanding principal balance of its variable rate term loan debt. The Company’s outstanding derivatives had a notional amount of $1,323.5 million and the fair value was presented within accrued liabilities and other of $9.4 million within the consolidated balance sheet as of December 31, 2020. The Company did not have such amounts as of December 31, 2022 and 2021 as the interest rate swap contracts expired in May of 2021.

Gains on derivatives designated as cash flow hedges included in the consolidated statements of comprehensive income for the year ended December 31, 2021 is shown in the table below.

	Year ended
	December 31,
	2021	2020

	(in millions)
Interest rate swap contracts(1)
Gain recorded in AOCI on derivatives, before tax	$8.5	$11.8
Tax impact	(2.0)	(2.8)
Gain recorded in AOCI on derivatives, net	$6.5	$9.0
(1)	Gains (losses) on derivatives reclassified from AOCI into income will be included in “Interest expense” in the consolidated statements of operations, the same income statement line item as the earnings effect of the hedged item. Losses recognized in the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 total nil, $9.5 million and $21.2 million, respectively.

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

The estimated fair value of the Company’s long-term debt is based on dealer quotes considering current market rates for the Company’s credit facility and is classified as Level 2. The ratio of the Company’s aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets. The fair value of the Company’s long-term debt was valued at $699.2 million and $729.1 million as of December 31, 2022 and 2021, respectively. Long-term debt fair value does not include debt issuance costs and discounts. There were no transfers into or out of Level 1, 2 or 3 during the years ended December 31, 2022 and 2021.

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

12. Equity

Common Stock Repurchase Plan

On October 4, 2022, the Company’s Board of Directors authorized the Company to repurchase up to $50.0 million of its outstanding common stock. As of December 31, 2022, we repurchased approximately 1.2 million shares for $12.3 million.

The following table summarizes the Company’s purchases of WOW common stock during the years ended December 31, 2022, 2021 and 2020. These shares are reflected as treasury stock in the Company’s consolidated balance sheets.

	Year ended December 31,
	2022	2021	2020

	(shares)
Share buybacks	1,183,151	—	—
Income tax withholding(1)	395,606	494,458	260,265
	1,578,757	494,458	260,265
(1)	Generally, the Company withholds shares to cover the income tax withholding of the employee upon vesting. The total fair value of restricted shares vested was $30.4 million, $28.9 million, and $5.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

For the years ended December 31, 2022, 2021 and 2020 the Company recorded $25.8 million, $15.3 million and $11.1 million of total non-cash compensation expense, respectively. Certain awards were modified during the year ended December 31, 2021 and are classified as liabilities. The non-cash compensation expense associated with these awards was

$0.5 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively, and is included in total non-cash compensation expense. During the year ended December 31, 2022, approximately $0.9 million of liability classified awards were settled with shares of restricted stock.

The non-cash compensation expense is reflected in selling, general and administrative expense and operating expenses (excluding depreciation and amortization), depending on the recipients’ duties, in the Company’s consolidated statements of operations. Total unrecognized non-cash compensation expense as of December 31, 2022 was $28.5 million and is expected to be recognized over a weighted-average period of 2.1 years.

The following table summarizes the restricted stock award activity for the years ended December 31, 2022, 2021 and 2020.

	Year ended December 31,
	2022		2021		2020
		Weighted Average		Weighted Average		Weighted Average
	Shares	Grant Price	Shares	Grant Price	Shares	Grant Price
Outstanding, beginning of period	4,325,124	$9.10	4,990,971	$5.71	3,140,168	$8.56
Granted	867,064	17.26	1,422,358	17.17	3,585,929	4.44
Vested	(1,705,531)	8.55	(1,704,596)	6.23	(1,154,151)	8.87
Forfeited	(262,662)	12.66	(383,609)	7.71	(580,975)	7.05
Outstanding, end of period(1)	3,223,995	$11.29	4,325,124	$9.10	4,990,971	$5.71
(1)	The total outstanding non-vested shares of restricted stock awards granted to employees and directors are included in total outstanding shares as of December 31, 2022, 2021 and 2020.

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

The performance shares based on relative TSR performance have a market condition and are valued using a Monte Carlo simulation model on the grant date, which resulted in a grant date fair value of $24.71 per share. The estimated fair value is amortized to expense over the requisite service period, which ends on December 31, 2024. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the performance shares with a market condition: risk-free interest rate of 1.66%, volatility factor in the expected market price of the Company's common shares of 58.47% and an expected life of three years.

The performance shares based on three-year cumulative EBITDA have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common stock on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At December 31, 2022, achievement of the performance condition for the performance shares granted during each of the years ended December 31, 2022, 2021 and 2020 was deemed probable.

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

Income Tax Benefit

For the years ended December 31, 2022, 2021, and 2020, the Company recorded income tax benefit from continuing operations as shown below. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

	Year ended December 31,
	2022	2021	2020

	(in millions)
Current tax (expense) benefit
Federal	$(16.1)	$—	$—
State	4.2	(1.6)	(1.9)
Total current tax	(11.9)	(1.6)	(1.9)
Deferred tax benefit (expense)
Federal	23.7	22.2	34.2
State	8.5	(6.8)	(1.7)
Total deferred tax	32.2	15.4	32.5
Income tax benefit	$20.3	$13.8	$30.6

The Company reported total income tax benefit of $20.3 million and expense of $292.9 million and $7.8 million during the years ended December 31, 2022, 2021 and 2020, respectively.

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

The provision for income taxes incurred is different from the amount calculated by applying the applicable federal income tax rate to the income from continuing operations before income tax benefit. The significant items causing these differences are as follows:

	Year ended December 31,
	2022	2021	2020

	(in millions)
Statutory federal income taxes	$4.8	$17.3	$29.2
State income taxes	(0.3)	0.6	4.8
Tax status & tax rate change	(0.3)	0.1	0.8
Other true-ups	0.5	0.3	(2.5)
Equity compensation	2.9	3.8	(1.0)
Other permanent differences	(2.6)	(2.4)	(0.4)
Research and development tax credits	3.4	2.5	2.2
Uncertain tax positions	2.9	(0.1)	(0.2)
Change in valuation allowance	9.0	(8.3)	(2.3)
Income tax benefit	$20.3	$13.8	$30.6

The $9.0 million and $8.3 million changes in valuation allowance as of December 31, 2022, and December 31, 2021, respectively, are the result of changes in state deferred tax assets related to net operating loss carryforwards and various state modifications.

Deferred Income Taxes, Net

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021

	(in millions)
Deferred tax assets
Allowances and other reserves	$3.1	$2.2
Net operating loss carryforwards	76.7	82.1
Capitalized research expenses(1)	24.7	—
Other	—	0.9
Total deferred tax assets	104.5	85.2
Less: valuation allowance	(26.6)	(35.5)
Deferred tax asset	$77.9	$49.7

Deferred tax liabilities
Depreciation and amortization	$(149.1)	$(145.8)
Franchise operating rights	(151.8)	(161.5)
Other	(2.3)	—
Total deferred tax liabilities	(303.2)	(307.3)
Net deferred tax liabilities	$(225.3)	$(257.6)
(1)	Under the Tax Cut and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S tax purposes effective January 1, 2022. The mandatory capitalization requirement increases our deferred tax assets and cash tax liabilities.

Valuation Allowance

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In evaluating the need for a valuation allowance, management takes into account various factors, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. Based on this evaluation, a valuation allowance of $26.6 million, $35.5 million and $30.8 million has been recorded as of December 31, 2022, 2021 and 2020, respectively, to recognize only the portion of the deferred tax asset, primarily related to state net operating loss carryforwards, that is more likely than not to be realized.

The following table summarizes the changes in our valuation allowance for deferred tax assets:

	2022	2021	2020

	(in millions)
Balance at beginning of period	$35.5	$30.8	$26.5
Additions charged to income tax expense and other accounts	0.3	6.6	4.3
Deductions from reserves	(9.2)	(1.9)	—
Balance at end of period	$26.6	$35.5	$30.8

Net Operating Loss and Credit Carryforwards

As of December 31, 2022, the Company had approximately $197.7 million of federal tax net operating loss carryforwards, which expire between the years 2026 through 2037. In addition, as of December 31, 2022, the Company had state tax net operating loss carryforwards of $784.2 million, of which $102.1 million are indefinite lived and $682.1 million expire between 2023 and 2040.

As a result of the IPO (effective May 25, 2017), the Company experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code resulting in limitations on the Company’s use of its existing federal and state net operating losses and capital losses. After December 31, 2022, $197.7 million of the Company’s federal tax loss carryforwards are subject to Section 382 and other restrictions.

As of December 31, 2022, the Company had utilized the federal research and development carryforwards.

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

	Year ended December 31,
	2022	2021	2020

	(in millions)
Unrecognized tax benefits—January 1st	$14.2	$13.7	$11.4
Gross increases—tax positions in prior period	0.1	—	0.7
Gross decreases—tax positions in prior period	(0.4)	(0.7)	—
Gross increases—tax positions in current period	1.0	1.2	1.6
Settlements	(2.7)	—	—
Unrecognized tax benefits—December 31st	$12.2	$14.2	$13.7

As of December 31, 2022, the Company recorded gross unrecognized tax benefits of $12.2 million, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties accrued on uncertain income tax positions as part of the income tax provision. Interest and penalties included in other long-term liabilities on the accompanying consolidated balance sheets of the Company were $0.4 million, $1.4 million, and $1.2 million for years ended December 31, 2022, 2021 and 2020, respectively. The Company does not expect a material change in unrecognized tax benefits or interest reversal in the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. No tax years for the Company are currently under examination by the IRS or state and local tax authorities for income tax purposes. Generally, the Company’s 2019 through 2022 tax years remain open for examination and assessment. Years prior to 2019 remain open solely for purposes of examination of the Company’s loss and credit carryforwards. The Company is not currently under examination.  Activity related to state and local controversy matters did not have a material impact on our consolidated financial position or results of operations during the year ended December 31, 2022, nor do we anticipate a material impact in the next 12 months.

15. Earnings (Loss) per Common Share

Basic earnings or loss per share attributable to the Company’s common stockholders is computed by dividing net earnings or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share attributable to common stockholders presents the dilutive effect, if any, on a per share basis of potential common shares (such as restricted stock units) as if they had been vested or converted during the periods presented.  No such items were included in the computation of diluted loss or earnings per share for the years presented because the Company incurred a net loss from continuing operations and the effect of inclusion would have been anti-dilutive.

	Year ended December 31,
	2022	2021	2020

	(in millions, except share data)
Loss from continuing operations	$(2.5)	$(68.6)	$(108.3)

Income from discontinued operations	$—	$839.1	$122.7

Net (loss) income	$(2.5)	$770.5	$14.4

Basic weighted-average shares	83,930,984	82,720,934	81,561,707
Effect of dilutive securities:
Restricted stock awards	—	—	—
Diluted weighted-average shares	83,930,984	82,720,934	81,561,707

Basic and diluted loss per common share - continuing operations
Basic	$(0.03)	$(0.83)	$(1.33)
Diluted	$(0.03)	$(0.83)	$(1.33)

Basic and diluted earnings per common share - discontinued operations
Basic	$—	$10.14	$1.51
Diluted	$—	$10.14	$1.51

Basic and diluted (loss) earnings per common share
Basic	$(0.03)	$9.31	$0.18
Diluted	$(0.03)	$9.31	$0.18

16. Employee Benefits

401(k) Savings Plan

The Company adopted a defined contribution retirement plan which complies with Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in the plan. The Company matches 100% of the participant’s voluntary contributions up to 3% and 50% of the next 2% subject to a limit of the first 4% of the participant’s compensation. Company matching contributions vest 25% annually over a four-year period. During the years ended December 31, 2022, 2021 and 2020, the Company recorded $3.2 million, $3.2 million and $3.0 million, respectively, of expense related to the Company’s matching contributions to the 401(k) plan.

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

	December 31,
	2022	2021

	(in millions)
Prepaid expenses and other (current assets)	$1.9	$1.9
Accrued liabilities and other (current liabilities)	$1.9	$1.9

17. Commitments and Contingencies

The following items are not included as contractual obligations due to the various factors discussed below. However, the Company incurs these costs as part of its operations:

●	The Company rents utility poles used in its operations. Generally, pole rentals are cancellable on short notice, but the Company anticipates that such rentals will recur. Rent expense for pole rental attachments was $5.5 million, $6.1 million and $5.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
●	The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. Franchise fees and other franchise-related costs included in the accompanying statements of operations were $10.0 million, $11.8 million and $13.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

18. Discontinued Operations

Sale of Five Service Areas

On June 30, 2021, WOW entered into two separate asset sales with two different buyers. On September 1, 2021, WOW completed the sale of its Cleveland and Columbus, Ohio markets and on November 1, 2021, WOW completed the sale of its Chicago, Illinois, Evansville, Indiana and Baltimore, Maryland markets. The Company presented these markets as discontinued operations in the consolidated statements of operations and excluded from continuing operations for all periods in which such discontinued operations are presented. Results of discontinued operations include all revenues and direct expenses of these markets. General corporate overhead is not allocated to discontinued operations.

The following table presents information regarding certain components of income from discontinued operations:

	Year ended December 31,
	2021	2020

	(in millions)
Revenue	$308.3	$418.2
Costs and expenses:
Operating (excluding depreciation and amortization)	112.0	165.0
Selling, general and administrative	11.8	12.3
Depreciation and amortization	41.0	79.6
	164.8	256.9
Income from operations	143.5	161.3
Other income (expense):
Interest income (expense)	0.4	(0.7)
Gain on sale of assets, net	1,001.8	—
Other income, net	0.1	0.5
Income from discontinued operations before provision for income tax	1,145.8	161.1
Income tax expense	(306.7)	(38.4)
Income from discontinued operations	$839.1	$122.7

The following table presents revenue by service offering from discontinued operations:

	Year ended December 31,
	2021	2020

	(in millions)
Residential subscription
HSD	$150.1	$185.6
Video	103.2	157.4
Telephony	11.5	16.9
Total Residential subscription	$264.8	$359.9
Business subscription
HSD	$17.8	$22.6
Video	2.7	3.6
Telephony	8.4	11.9
Total business subscription	$28.9	$38.1
Total subscription services revenue	293.7	398.0
Other business services revenue	1.6	1.9
Other revenue	13.0	18.3
Total revenue	$308.3	$418.2

The following table presents specified items of cash flow and significant non-cash items of discontinued operations:

	Year ended December 31,
	2021	2020

	(in millions)
Specified items of cash flow:
Capital expenditures	$45.4	$62.7

Non-cash operating activities:
Operating lease additions	$0.7	$0.7
Non-cash investing activities:
Capital expenditure accounts payable and accruals	$—	$2.1

In connection with the asset sales, the Company entered into two separate transition services agreements under which WOW will continue to provide certain services to each of the buyers. Under the transition services agreements, the buyers may elect a variety of services, including but not limited to: information technology, network, business support services, etc. The term of the transition services agreements are for 12 months following each closing date, respectively, with two optional three month extensions. As of December 31, 2022, the transition services agreements with both buyers were still in effect for certain limited services. None of the costs related to the employees, processes or systems utilized to provide the services under the transition services agreements were allocated to discontinued operations.

Income earned under these agreements is presented in other income, net in the consolidated statement of operations and associated receivables are presented in accounts receivable – other, net in the consolidated balance sheet. The Company recognized $15.6 million and $8.5 million of income related to the transition service agreements for the years ended December 31, 2022 and 2021, respectively.

19. Subsequent Event

Share Repurchase Program

On October 4, 2022, our Board of Directors authorized us to repurchase up to $50.0 million of our outstanding common stock. From January 1, 2023 through February 24, 2023 we repurchased an additional 0.9 million shares for approximately $10.4 million for a total of 2.1 million shares repurchased in the amount of $22.7 million since the program’s inception.

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

10.10†

Form of WideOpenWest, Inc. Directors & Officers Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

10.11†

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

10.16	Form of WideOpenWest, Inc. Stockholders’ Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

10.17	Form of WideOpenWest, Inc. Registration Rights Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

10.18**

Asset Purchase Agreement by and between WideOpenWest, Inc., WideOpenWest, Ohio LLC, a Delaware limited liability company, WideOpenWest Cleveland LLC, a Delaware limited liability company, Atlantic Broadband (OH), LLC, a U.S. cable operator and subsidiary of Cogeco Communications Inc., and Atlantic Broadband Finance, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2021)

10.19**

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

101

The following financial information from WideOpenWest, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 27, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover page, formatted in iXBRL and contained in Exhibit 101.

*     Filed herewith.

** Schedules and certain Exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request, provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedule or exhibit so furnished.

†     Management Contract or Compensatory Plan Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST, INC.

February 27, 2023	By:	/s/ Teresa Elder
Teresa Elder Chief Executive Officer

February 27, 2023	By:	/s/ JOHN S. REGO
John S. Rego Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 27, 2023, in the capacities indicated below.

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