Form 10-Q
period 2023-03-31
WideOpenWest, Inc.
filed 2023-05-04
CIK 1701051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of outstanding shares of the registrant’s common stock as of April 28, 2023 was 84,875,009.

WIDEOPENWEST, INC AND SUBSIDIARIES

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2023

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2023. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to “WOW,” “we,” “us,” “our”, or “the Company” are to WideOpenWest, Inc. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

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

other factors described from time to time in our reports filed or furnished with the SEC, and in particular those factors set forth in the section entitled “Risk Factors” in our annual report filed on Form 10-K with the SEC on February 27, 2023 and other reports subsequently filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

ii

PART I-FINANCIAL INFORMATION

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2023	2022

	(in millions, except share data)
Assets
Current assets
Cash and cash equivalents	$21.2	$31.0
Accounts receivable—trade, net of allowance for doubtful accounts of $4.8 and $4.3, respectively	38.3	39.9
Accounts receivable—other, net	9.8	12.2
Prepaid expenses and other	43.4	37.8
Total current assets	112.7	120.9
Right-of-use lease assets—operating	14.5	15.0
Property, plant and equipment, net	742.7	725.8
Franchise operating rights	585.1	585.1
Goodwill	225.1	225.1
Intangible assets subject to amortization, net	1.3	1.3
Other non-current assets	45.4	44.2
Total assets	$1,726.8	$1,717.4
Liabilities and stockholders’ equity
Current liabilities
Accounts payable—trade	$47.2	$46.1
Accrued interest	0.2	0.1
Current portion of long-term lease liability—operating	4.9	4.9
Accrued liabilities and other	93.3	68.7
Current portion of long-term debt and finance lease obligations	17.1	17.7
Current portion of unearned service revenue	27.7	27.2
Total current liabilities	190.4	164.7
Long-term debt and finance lease obligations, net of debt issuance costs —less current portion	774.1	725.0
Long-term lease liability—operating	11.1	11.6
Deferred income taxes, net	210.8	225.3
Other non-current liabilities	26.1	15.7
Total liabilities	1,212.5	1,142.3
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 98,614,277 and 96,830,312 issued as of March 31, 2023 and December 31, 2022, respectively; 85,559,520 and 86,417,733 outstanding as of March 31, 2023 and December 31, 2022, respectively	1.0	1.0
Additional paid-in capital	380.3	374.7
Accumulated income	270.0	308.0
Treasury stock at cost, 13,054,757 and 10,412,579 shares as of March 31, 2023 and December 31, 2022, respectively	(137.0)	(108.6)
Total stockholders’ equity	514.3	575.1
Total liabilities and stockholders’ equity	$1,726.8	$1,717.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended
	March 31,
	2023	2022
	(in millions, except share data)
Revenue	$172.2	$174.6
Costs and expenses:
Operating (excluding depreciation and amortization)	78.1	87.3
Selling, general and administrative	85.5	38.3
Depreciation and amortization	45.5	44.4
	209.1	170.0
(Loss) income from operations	(36.9)	4.6
Other income (expense):
Interest expense	(14.9)	(7.4)
Loss on sale of assets, net	—	(0.4)
Other income, net	1.2	8.7
(Loss) income from operations before provision for income tax	(50.6)	5.5
Income tax benefit	12.6	0.2
Net (loss) income	$(38.0)	$5.7

Basic and diluted (loss) earnings per common share
Basic	$(0.46)	$0.07
Diluted	$(0.46)	$0.07
Weighted-average common shares outstanding
Basic	83,028,769	83,286,934
Diluted	83,028,769	86,422,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(unaudited)

		Common	Treasury	Additional		Total
	Common	Stock	Stock at	Paid-in	Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Income	Equity

	(in millions, except share data)
Balances at January 1, 2023	86,417,733	$1.0	$(108.6)	$374.7	$308.0	$575.1
Stock-based compensation	—	—	—	5.6	—	5.6
Issuance of restricted stock, net	1,783,965	—	—	—	—	—
Purchase of shares	(2,642,178)	—	(28.4)	—	—	(28.4)
Net loss	—	—	—	—	(38.0)	(38.0)
Balances at March 31, 2023(1)	85,559,520	$1.0	$(137.0)	$380.3	$270.0	$514.3
(1)	Included in outstanding shares as of March 31, 2023 are 3,057,037 non-vested shares of restricted stock awards granted to employees and directors.

		Common	Treasury	Additional		Total
	Common	Stock	Stock at	Paid-in	Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Income	Equity

	(in millions, except share data)
Balances at January 1, 2022	87,392,088	$1.0	$(89.2)	$348.5	$310.5	$570.8
Stock-based compensation	—	—	—	5.6	—	5.6
Issuance of restricted stock, net	704,864	—	—	—	—	—
Purchase of shares	(298,386)	—	(5.3)	—	—	(5.3)
Net income	—	—	—	—	5.7	5.7
Balances at March 31, 2022(1)	87,798,566	$1.0	$(94.5)	$354.1	$316.2	$576.8
(1)	Included in outstanding shares as of March 31, 2022 are 3,721,638 non-vested shares of restricted stock awards granted to employees and directors.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended
	March 31,
	2023	2022

	(in millions)
Cash flows from operating activities:
Net (loss) income	$(38.0)	$5.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	45.5	44.4
Deferred income taxes	(14.5)	(2.0)
Provision for doubtful accounts	2.6	0.4
Loss on sale of assets, net	—	0.4
Amortization of debt issuance costs and discount	0.4	0.4
Non-cash compensation	5.4	5.7
Other non-cash items	(0.1)	(0.1)
Changes in operating assets and liabilities:
Receivables and other operating assets	(5.4)	(5.7)
Payables and accruals	36.7	0.2
Net cash provided by operating activities	$32.6	$49.4
Cash flows from investing activities:
Capital expenditures	$(60.2)	$(42.1)
Other investing activities	0.1	0.5
Net cash used in investing activities	$(60.1)	$(41.6)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	$51.0	$—
Payments on long-term debt and finance lease obligations	(4.9)	(5.0)
Purchase of shares	(28.4)	(5.3)
Net cash provided by (used in) financing activities	$17.7	$(10.3)
Decrease in cash and cash equivalents	(9.8)	(2.5)
Cash and cash equivalents, beginning of period	31.0	193.2
Cash and cash equivalents, end of period	$21.2	$190.7
Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$14.5	$2.8
Cash paid during the periods for income taxes	$—	$—
Cash received during the periods for refunds of income taxes	$4.3	$—
Non-cash operating activities:
Operating lease additions	$0.8	$—
Non-cash financing activities:
Finance lease additions	$1.9	$3.5
Capital expenditures within accounts payable and accruals	$32.2	$20.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(unaudited)

Note 1. General Information

WideOpenWest, Inc. (“WOW” or the “Company”) is one of the nation’s leading broadband providers offering an expansive portfolio of advanced services, including high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential and business customers. The Company serves customers in 15 markets in the United States which consist of Detroit and Lansing, Michigan; Augusta, Columbus, Newnan and West Point, Georgia; Charleston, South Carolina; Dothan, Auburn, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City, Pinellas County and Seminole County, Florida.

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

In the opinion of management, all normally recurring adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the 2022 Annual Report filed with the SEC on February 27, 2023.

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

Note 3. Revenue from Contracts with Customers

Revenue by Service Offering

The following table presents revenue by service offering:

	Three months ended
	March 31,
	2023	2022

	(in millions)
Residential subscription
HSD	$86.8	$82.3
Video	39.2	45.7
Telephony	5.6	6.3
Total residential subscription	$131.6	$134.3
Business subscription
HSD	$18.4	$17.8
Video	2.9	2.9
Telephony	6.5	7.0
Total business subscription	$27.8	$27.7
Total subscription services revenue	159.4	162.0
Other business services revenue(1)	5.2	5.3
Other revenue	7.6	7.3
Total revenue	$172.2	$174.6
(1)	Includes wholesale and colocation lease revenue of $4.7 million for each of the three months ended March 31, 2023 and 2022.

Costs of Obtaining Contracts with Customers

The following table summarizes the activity of costs of obtaining contracts with customers:

	Three months ended
	March 31,
	2023	2022

	(in millions)
Balance at beginning of period	$39.5	$37.3
Deferral	4.4	3.8
Amortization	(4.0)	(3.4)
Balance at end of period	$39.9	$37.7

The following table presents the current and non-current portion of costs of obtaining contracts with customers as of the end of the corresponding periods:

	March 31, 2023	December 31, 2022

	(in millions)
Current costs of obtaining contracts with customers	$15.7	$15.6
Non-current costs of obtaining contracts with customers	24.2	23.9
Total costs of obtaining contracts with customers	$39.9	$39.5

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

Contract Liabilities

The following table summarizes the activity of current and non-current contract liabilities:

	Three months ended
	March 31,
	2023	2022

	(in millions)
Balance at beginning of period	$2.7	$3.3
Deferral	2.5	3.2
Revenue recognized	(2.7)	(3.4)
Balance at end of period	$2.5	$3.1

The following table presents the current and non-current portion of contract liabilities as of the end of the corresponding periods:

	March 31, 2023	December 31, 2022

	(in millions)
Current contract liabilities	$2.2	$2.4
Non-current contract liabilities	0.3	0.3
Total contract liabilities	$2.5	$2.7

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

A summary of expected business subscription and other business services revenue to be recognized in future periods related to performance obligations which have not been satisfied or are partially unsatisfied as of March 31, 2023 is set forth in the table below:

	2023	2024	2025	Thereafter	Total

	(in millions)
Subscription services	$35.8	30.8	$13.3	$3.0	$82.9
Other business services	2.2	2.2	0.7	0.2	5.3
Total expected revenue	$38.0	$33.0	$14.0	$3.2	$88.2

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

The following table presents the change in the allowance for doubtful accounts for trade accounts receivable:

	Three months ended
	March 31,
	2023	2022

	(in millions)
Balance at beginning of period	$4.3	$4.3
Provision charged to expense(1)	2.6	0.4
Accounts written off, net of recoveries	(2.1)	(1.9)
Balance at end of period	$4.8	$2.8

(1)	During the quarter ended March 31, 2022, the Company released $0.8 million of a reserve established in 2020 related to COVID-19.

Note 4. Plant, Property and Equipment, Net

Plant, property and equipment consists of the following:

	March 31,	December 31,
	2023	2022

	(in millions)
Distribution facilities	$1,372.5	$1,341.1
Customer premise equipment	265.8	272.3
Head-end equipment	261.8	256.7
Computer equipment and software	161.8	156.4
Telephony infrastructure	49.4	52.4
Buildings and leasehold improvements	32.3	33.4
Vehicles	24.7	22.9
Office and technical equipment	19.1	19.1
Land	4.4	4.4
Construction in progress (including material inventory and other)	53.6	43.5
Total property, plant and equipment	2,245.4	2,202.2
Less accumulated depreciation	(1,502.7)	(1,476.4)
	$742.7	$725.8

Depreciation expense for the three months ended March 31, 2023 and 2022 was $45.4 million and $44.3 million, respectively.

Note 5. Accrued Liabilities and Other

Accrued liabilities and other consists of the following:

	March 31,	December 31,
	2023	2022

	(in millions)
Patent litigation settlement	$36.7	$1.3
Payroll and employee benefits	15.1	22.2
Other accrued liabilities	14.3	12.7
Programming costs	13.1	15.9
Property, income, sales and use taxes	8.1	5.8
Franchise and revenue sharing fees	4.6	5.6
Utility pole costs	1.4	1.6
Customer cash collections (Transition Services Agreements)	—	3.6
	$93.3	$68.7

Note 6. Long-Term Debt and Finance Leases

The following table summarizes the Company’s long-term debt and finance leases:

				December 31,
	March 31, 2023			2022
	Available
	borrowing	Effective	Outstanding	Outstanding
	capacity	interest rate(1)	balance	balance

	(in millions)
Long-term debt:
Term B Loans, net(2)	$—	7.90%	$716.1	$717.7
Revolving Credit Facility(3)	185.4	7.67%	60.0	9.0
Total long-term debt	$185.4		776.1	726.7
Finance lease obligations			19.5	20.6
Total long-term debt and finance lease obligations			795.6	747.3
Debt issuance costs, net(4)			(4.4)	(4.6)
Sub-total			791.2	742.7
Less current portion			(17.1)	(17.7)
Long-term portion			$774.1	$725.0
(1)	Represents the effective interest rate in effect for all borrowings outstanding as of March 31, 2023 pursuant to each debt instrument including the applicable margin.
(2)	At March 31, 2023 and December 31, 2022 includes $4.8 million and $5.0 million of net unamortized discounts, respectively.
(3)	Available borrowing capacity at March 31, 2023 represents $250.0 million of total availability less borrowing of $60.0 million on the Revolving Credit Facility and outstanding letters of credit of $4.6 million. Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company.
(4)	At March 31, 2023 and December 31, 2022, debt issuance costs include $3.4 million and $3.5 million related to Term B Loans and $1.0 million and $1.1 million related to the Revolving Credit Facility, respectively.

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

As of March 31, 2023, the Company was in compliance with all debt covenants.

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

The Company recorded $5.4 million and $5.7 million of total non-cash compensation expense for the three months ended March 31, 2023 and 2022, respectively. Certain awards were modified during the year ended December 31, 2021 and were classified as liabilities. During the three months ended March 31, 2023, the remainder of these liability-based awards were settled with shares of restricted stock for approximately $0.3 million. The non-cash compensation expense associated with these awards was nil and $0.1 million for the three months ended March 31, 2023 and 2022, respectively and is included in total non-cash compensation expense.

The following table presents restricted stock activity during the three months ended March 31, 2023:

Number of
Unvested
Restricted Stock
Shares
Outstanding, beginning of period	3,223,995
Granted	1,843,673
Vested	(1,950,923)
Forfeited	(59,708)
Outstanding, end of period(1)	3,057,037
(1)	The total outstanding non-vested shares of restricted stock awards granted to employees and directors are included in total outstanding shares as of March 31, 2023.

Grants of Performance Shares

On March 3, 2023, the Company granted 264,028 performance shares which will vest based on the Company’s achievement level relative to the following performance measures at December 31, 2025: 50% based upon the Company’s Total Shareholder Return (“TSR”) relative to the TSRs of the Company’s peer group and 50% based on the Company’s three-year cumulative EBITDA metric. EBITDA is defined as net income (loss) before net interest expense, income taxes, depreciation and amortization (including impairments), impairment losses on intangibles and goodwill, the write-off of any asset, loss on early extinguishment of debt, integration and restructuring expenses and all non-cash charges and expenses (including stock compensation expense) and certain other income and expenses. Upon achievement of the minimum threshold performance metric, the grantee may earn 50% to 200% of their respective target shares based on the performance goal.

The performance shares based on relative TSR performance have a market condition and are valued using a Monte Carlo simulation model on the grant date, which resulted in a grant date fair value of $16.19 per share. The estimated fair value is amortized to expense over the requisite service period, which ends on December 31, 2025. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the performance shares with a market condition: risk-free interest rate of 4.62%, volatility factors in the expected market price of the Company's common shares of 51.61% and an expected life of three years.

The performance shares based on three-year cumulative EBITDA have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common stock on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At March 31, 2023, achievement of the performance conditions associated with the 2023, 2022 and 2021 performance shares was deemed probable.

Note 8. Equity

On October 4, 2022, the Company’s Board of Directors authorized the Company to repurchase up to $50.0 million of its outstanding common stock. As of March 31, 2023, we repurchased approximately 3.1 million shares for $33.4 million since inception of the Share Repurchase Program.

The following table summarizes the Company’s purchases of WOW common stock during the three months ended March 31, 2023 and 2022, respectively. These shares are reflected as treasury stock in the Company’s consolidated balance sheets.

	March 31,
	2023	2022

	(shares)
Share buybacks	1,941,033	—
Income tax withholding(1)	701,145	298,386
	2,642,178	298,386
(1)	Generally, the Company withholds shares to cover the income tax witholdings of the employee upon vesting. These shares are not part of the board approved Share Repurchase Program.

Note 9. Earnings per Common Share

Basic earnings or loss per share attributable to the Company’s common stockholders is computed by dividing net income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share attributable to common stockholders presents the dilutive effect, if any, on a per share basis of potential common shares (such as restricted stock units) as if they had been vested or converted during the periods presented. No such items were included in the computation of diluted loss or earnings per share for the three months ending March 31, 2023 because the Company incurred a net loss and the effect of inclusion would have been anti-dilutive.

	Three months ended
	March 31,
	2023	2022

	(in millions, except share data)
Net (loss) income	$(38.0)	$5.7

Basic weighted-average shares	83,028,769	83,286,934
Effect of dilutive securities:
Restricted stock awards	—	3,136,049
Diluted weighted-average shares	83,028,769	86,422,983

Basic and diluted (loss) earnings per common share
Basic	$(0.46)	$0.07
Diluted	$(0.46)	$0.07

The dilutive effect of the potential common shares from the performance shares is included in diluted earnings per share upon the satisfaction of certain performance and market conditions. These conditions are evaluated at each reporting period and if the conditions have been satisfied during the reporting period, the number of contingently issuable shares are included in the computation of diluted earnings per share. As of March 31, 2023, the Company determined the performance conditions were not yet achieved; however, the market conditions indicated a certain level of achievement within the payout range. Therefore, the contingently issuable performance shares associated with the market condition were included in the computation of diluted earnings per share, if they have a dilutive effect on earnings per share.

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

The estimated fair value of the Company’s long-term debt is based on dealer quotes considering current market rates for the Company’s credit facility and is classified as Level 2. The ratio of the Company’s aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets. The fair value of the Company’s long-term debt was valued at $706.5 million and $699.2 million as of March 31, 2023 and December 31, 2022, respectively. Long-term debt fair value does not include debt issuance costs and discounts. There were no transfers into or out of Level 1, 2 or 3 during the periods ended March 31, 2023 and December 31, 2022.

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

The Company reported income tax benefit of $12.6 million and income tax benefit of $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

Note 12. Commitments and Contingencies

Sprint Patent Infringement Claim. On March 7, 2018, Sprint Communications Company LP (“Sprint”) filed a complaint in the U.S. District Court for the District of Delaware alleging that the Company infringed a set of patents directed to the provision of Voice over Internet Protocol (“VoIP”) services.  This lawsuit was part of a larger, decade long patent enforcement campaign by Sprint aimed at numerous service providers in the broadband and telecommunications industry.  In April 2023, prior to the commencement of the Company’s jury trial on April 24, 2023, the Company and Sprint entered into settlement discussions and also conducted a formal mediation.  Those discussions culminated in a negotiated resolution of the pending litigation, for which the parties executed a binding term sheet on April 19, 2023, and a Confidential Settlement and License Agreement on April 28, 2023.  The terms of the settlement are confidential, but the agreement does obligate the Company to make payments to Sprint over the course of three years in exchange for a full release of all liability.

The Company intends to pursue funding contributions for that settlement from third parties implicated by Sprint’s claims and the Company’s defense, including indemnification claims against the Company’s various affected equipment providers. As a result of the settlement, the Company accrued $46.8 million as of March 31, 2023, and the associated expense is included in selling, general and administrative expenses.  The Company does not believe that the settlement will have a material impact on the Company’s capital expenditures.

The Company is also party to various other legal proceedings (including individual, class and putative class actions) arising in the normal course of its business covering a wide range of matters and types of claims including, but not limited to, general contracts, billing disputes, rights of access, programming, taxes, fees and surcharges, consumer protection, trademark and patent infringement, employment, regulatory, tort, claims of competitors and disputes with other carriers.

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

Note 13. Subsequent Event

Share Repurchase Program

On October 4, 2022, our Board of Directors authorized the Company to repurchase up to $50.0 million of our outstanding common stock. From April 1, 2023 through May 3, 2023, the Company repurchased an additional 0.7 million shares for approximately $8.0 million for a total of 3.8 million shares repurchased in the amount of $41.4 million since the program’s inception.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the nation’s leading broadband providers offering an expansive portfolio of advanced services, including high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential customers and offer a full range of products and services to business customers. Our services are delivered across 15 markets via our efficient, advanced hybrid fiber-coax (“HFC”) network. Our footprint covers certain suburban areas within the states of Alabama, Florida, Georgia, Michigan, South Carolina and Tennessee. At March 31, 2023, our broadband networks passed 1.9 million homes and businesses and served 527,300 customers.

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

We continue to experience strong demand for our HSD service. For the three months ended March 31, 2023, the average percentage of HSD only new connections was approximately 88% compared to an average percentage of approximately 87% for the three months ended March 31, 2022. Customers also connected at higher speeds with approximately 76% of HSD only new connections purchasing 500MB or higher speeds during the three months ended March 31, 2023, representing an 8% increase compared to the three months ended March 31, 2022.

During the first quarter of 2023, WOW has been focused on its market expansion strategy by building out its network in locations adjacent and nonadjacent to its existing network and bringing its state-of-the-art all IP fiber technology and award-winning customer service to those markets. In January we successfully launched services to customers in our first greenfield market, Altamonte Springs, Florida. In February the Company extended its services from Dothan, Alabama to Headland, Alabama, providing the fastest speeds available in the area to its first customers. In March, the Company continued its expansion in Central Florida by launching services in Wekiwa Springs, Forest City and Casselberry. WOW plans to further extend its footprint by bringing its advanced fiber technology to additional communities within Seminole and Orange Counties, Florida as well as in Greenville County SC.

Key Transactions Impacting Operating Results and Financial Condition

Share Repurchase Program

On October 4, 2022, our Board of Directors authorized us to repurchase up to $50.0 million of our outstanding common stock. As of March 31, 2023, we have repurchased 3.1 million shares for approximately $33.4 million since inception of the Share Repurchase Program.

Critical Accounting Estimates

For a discussion of our critical accounting estimates and the means by which we develop estimates refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K. There have been no material changes from the critical estimates described in our Form 10-K.

Homes Passed and Subscribers

We report homes passed as the number of serviceable addresses, such as single residence homes, apartments and condominium units, and businesses passed by our broadband network and listed in our database. We report total subscribers as the number of subscribers who receive at least one of our HSD, Video or Telephony services, without regard to which or how many services they subscribe. We define each of the individual HSD subscribers, Video subscribers and Telephony subscribers as a revenue generating unit (“RGU”). The following table summarizes homes passed, total subscribers and total RGUs for our services as of each respective date and for comparability purposes, presents subscribers associated with the Company’s operations as of each specified date:

	Mar. 31,	Jun.30,	Sep. 30,	Dec. 31,	Mar. 31,
	2022	2022	2022	2022	2023
Homes passed	1,886,000	1,886,000	1,886,000	1,886,000	1,885,700
Total subscribers	534,700	536,600	538,100	530,600	527,300
HSD RGUs	515,000	517,200	518,600	511,600	508,700
Video RGUs	142,000	135,500	129,900	123,200	117,100
Telephony RGUs	97,300	95,200	92,900	89,900	87,700
Total RGUs	754,300	747,900	741,400	724,700	713,500

The following table displays the homes passed and subscribers related to the Company’s market expansion activities, which includes edge-outs and Greenfield expansion:

	Mar. 31,	Jun.30,	Sep. 30,	Dec. 31,	Mar. 31,
	2022	2022	2022	2022	2023
Homes passed	78,600	78,900	79,100	81,100	85,600
Total subscribers	19,500	19,700	19,800	20,300	21,200
HSD RGUs	19,400	19,600	19,700	20,200	21,100
Video RGUs	6,900	6,900	6,900	6,900	6,900
Telephony RGUs	2,800	2,800	2,800	2,900	2,900
Total RGUs	29,100	29,300	29,400	30,000	30,900

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

Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our broadband networks were 93% of total revenue for both the three months ended March 31, 2023 and 2022. The remaining percentage of total revenue represents non-subscription revenue primarily from other business services, line assurance warranty services and advertising placement.

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

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three months ended
	March 31,
	2023	2022

	(in millions)
Revenue	$172.2	$174.6
Costs and expenses:
Operating (excluding depreciation and amortization)	78.1	87.3
Selling, general and administrative	85.5	38.3
Depreciation and amortization	45.5	44.4
	209.1	170.0
(Loss) income from operations	(36.9)	4.6
Other income (expense):
Interest expense	(14.9)	(7.4)
Loss on sale of assets, net	—	(0.4)
Other income, net	1.2	8.7
(Loss) income before provision for income tax	(50.6)	5.5
Income tax benefit	12.6	0.2
Net (loss) income	$(38.0)	$5.7

Revenue

Total revenue for the three months ended March 31, 2023 decreased $2.4 million, or 1%, as compared to revenue for the three months ended March 31, 2022 as follows:

	Three months ended
	March 31,
	2023	2022

	(in millions)
Residential subscription	$131.6	$134.3
Business services subscription	27.8	27.7
Total subscription	159.4	162.0
Other business services	5.2	5.3
Other	7.6	7.3
Total revenue	$172.2	$174.6

Subscription Revenue

Total subscription revenue decreased $2.6 million, or 2%, during the three months ended March 31, 2023 compared to the three months ended March, 31 2022. The decrease is primarily driven by a $9.5 million shift in service offering mix as we continue to experience a reduction in Video and Telephony RGUs, coupled with a $2.7 million decrease in volume.  This decrease was partially offset by a $9.6 million increase in average revenue per unit (“ARPU”) as HSD customers upgrade to higher speed offerings. ARPU is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period.

Other Business Services

Other business services revenue decreased $0.1 million, or 2%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease is primarily due to a decrease in data center revenue.

Other Revenue

Other revenue increased $0.3 million, or 4%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase is primarily related to higher paper statement revenue.

Operating expenses (excluding depreciation and amortization)

Operating expenses (excluding depreciation and amortization) decreased $9.2 million, or 11%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease is primarily driven by decreases in direct operating expense, specifically programming expense of $5.2 million, which aligns with the reduction in Video RGUs between periods, and lower operating expenses related to the Transition Services Agreement that are offset in Other Income.

Incremental contribution

Incremental contribution is defined as subscription services revenue less costs directly incurred from third parties in connection with the provision of such services to our customers (service direct expense). Incremental contribution increased $2.7 million, or 2% during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase is primarily due to the decrease in programming expenses from $39.5 million for the three months ended March 31, 2022 to $34.3 million for the three months ended March 31, 2023

Selling, general and administrative expenses

Selling, general and administrative expenses increased $47.2 million, or 123%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase is primarily attributable to the patent litigation settlement.

Depreciation and amortization expenses

Depreciation and amortization expenses increased $1.1 million, or 2%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase is primarily due to an increase of equipment placed into service.

Interest expense

Interest expense increased $7.5 million, or 101%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase is primarily due to higher interest rates and the additional borrowing on the revolver during the quarter.

Other income

Other income decreased $7.5 million, or 86%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease is primarily related to the decline in services provided as part of the Transition Services Agreements under which WOW was providing post-transaction continuity of service to the two different buyers of our sold service areas during the transition periods.

Income tax benefit

We reported income tax benefit of $12.6 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. The change to income tax benefit was primarily related to a decrease in income from operations.

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

The following table provides a reconciliation of incremental contribution to income from operations, which is the most directly comparable GAAP measure, for the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31,
	2023	2022

	(in millions)
(Loss) income from operations	$(36.9)	$4.6
Revenue (excluding subscription revenue)	(12.8)	(12.6)
Other non-allocated operating expense (excluding depreciation and amortization)	39.9	43.8
Selling, general and administrative	85.5	38.3
Depreciation and amortization	45.5	44.4
Incremental contribution	$121.2	$118.5

Liquidity and Capital Resources

Our primary funding requirements are for our ongoing operations, capital expenditures, outstanding debt obligations, including lease agreements, and strategic investments. At March 31, 2023 the principal amount of our outstanding consolidated debt aggregated to $791.2 million, of which $17.1 million is classified as current in our unaudited condensed consolidated balance sheet as of such date. As of March 31, 2023, we had borrowing capacity of $185.4 million under our new Revolving Credit Facility.

We are required to prepay principal amounts if we generate excess cash flow, as defined in the Credit Agreement. As of March 31, 2023, we had $21.2 million of cash and cash equivalents. We believe that our existing cash balances, available borrowing capacity under our Revolving Credit Facility, and operating cash flows will provide sufficient resources to fund our obligations and anticipated liquidity requirements over the next 12 months.

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

Historical Operating, Investing, and Financing Activities

Operating Activities

Net cash provided by operating activities decreased from $49.4 million for the three months ended March 31, 2022 to $32.6 million for the three months ended March 31, 2023. The decrease is primarily due to the reduction in operating income, offset by timing differences of our receivables and payables.

Investing Activities

Net cash used in investing activities was $41.6 million for the three months ended March 31, 2022 and $60.1 million for the three months ended March 31, 2023.  The increase is primarily attributable to an increase in construction projects related to our market expansion.

We have ongoing capital expenditure requirements related to the maintenance, expansion and technological upgrades of our network. Capital expenditures are funded primarily through a combination of cash on hand and cash flow from operations. Our capital expenditures were $60.2 million and $42.1 million for the three months ended March 31, 2023 and 2022, respectively. The $18.1 million increase from the three months ended March 31, 2022 to the three months ended March 31, 2023 is related to increases in costs related to our market expansion in locations adjacent and nonadjacent to our existing network.

The following table sets forth additional information regarding our capital expenditures for the periods presented:

	Three months ended
	March 31,
	2023	2022

	(in millions)
Capital Expenditures
Scalable infrastructure(1)	$17.9	$10.7
Customer premise equipment(2)	16.2	19.0
Line extensions(3)	16.0	4.5
Support capital and other(4)	10.1	7.9
Total	$60.2	$42.1
Capital expenditures included in total related to:
Greenfields(5)	$20.2	$0.5
Edge-outs(6)	$4.2	$1.1
Business services(7)	$3.9	$3.2
(1)	Scalable infrastructure includes costs, not directly related to customer acquisition activity, to support new customer growth and provide service enhancements (e.g., headend equipment).
(2)	Customer premise equipment, or CPE, includes equipment and installation costs incurred to deliver services to residential and business services customers. CPE includes the costs of acquiring and installing our set-top boxes and modems, as well as the cost of customer connections to our network.
(3)	Line extensions include costs associated with new home development within our footprint and edge-outs (e.g., fiber / coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(4)	Support capital and other includes costs to modify or replace existing HFC network, including enhancements, and all other costs to support day-to-day operations, including land, buildings, vehicles, office equipment, tools and test equipment.
(5)	Greenfields represent costs associated with building our fiber technology network in locations nonadjacent to our existing network.
(6)	Edge-outs represent costs to extend our network into new adjacent service areas, including the associated CPE.
(7)	Business services represent costs associated with the build-out of our network to support business services customers, including the associated CPE.

Financing Activities

Net cash used by financing activities was $10.3 million for the three months ended March 31, 2022 and net cash provided by financing activities was $17.7 million for the three months ended March 31, 2023. The change is primarily due to an increase in net borrowings of $51.0 million, offset by an increase in the purchases of treasury stock of $23.1 million, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of March 31, 2023, borrowings under our Term B Loans and Revolving Credit Facility bear interest at SOFR plus 3.00% and SOFR plus 2.75%, respectively. As of March 31, 2023, our Senior Secured Credit Facility is still variable rate debt. A hypothetical 100 basis point (1%) change in SOFR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of March 31, 2023) would result in an annual interest expense change of up to approximately $7.8 million on our Senior Secured Credit Facility.

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

Our management, with the participation of the Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2023. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the first quarter of 2023.

PART II

Item 1. Legal Proceedings

Refer to Note 12 – Commitments and Contingencies for a discussion of the Company’s legal proceedings.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2022 includes “Risk Factors” under Item 1A of Part 1. There have been no material changes to the risk factors set forth therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table presents WOW’s purchases of equity securities completed during the first quarter of 2023 (in millions, except share and per share amounts):

				Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet be
	Number of Shares	Average Price	Purchased as Part of Publicly	Purchased Under the Plans
Period	Purchased (1)	Paid per Share	Announced Plans or Programs	or Programs (in millions)
January 1 - 31, 2023	621,156	$11.15	359,516	$33.7
February 1 - 28, 2023	615,068	$11.70	605,198	$26.6
March 1 - 31, 2023	1,405,954	$10.16	976,319	$16.6
(1)	Includes 261,640, 9,870 and 429,635 shares withheld from employees for the payment of taxes upon the vesting of restricted stock awards for the months of January, February and March 2023, respectively. The balance of the shares were repurchased pursuant to a stock repurchase plan approved by our Board of Directors on October 4, 2022, which authorized us to repurchase up to $50.0 million of our outstanding common stock. The repurchase plan expires in May of 2024.

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
101

The following financial information from WideOpenWest, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023, filed with the Securities and Exchange Commission on May 4, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST, INC.

May 4, 2023	By:	/s/ TERESA ELDER
Teresa Elder
Chief Executive Officer

	By:	/s/ JOHN REGO
John Rego
Chief Financial Officer