Form 10-Q
period 2023-09-30
WideOpenWest, Inc.
filed 2023-11-08
CIK 1701051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of outstanding shares of the registrant’s common stock as of November 3, 2023 was 83,632,666.

WIDEOPENWEST, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2023

This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2023. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to “WOW,” “we,” “us,” “our,” or “the Company” are to WideOpenWest, Inc. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

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

ii

PART I-FINANCIAL INFORMATION

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2023	2022

	(in millions, except share data)
Assets
Current assets
Cash and cash equivalents	$22.6	$31.0
Accounts receivable—trade, net of allowance for doubtful accounts of $6.7 and $4.3, respectively	40.5	39.9
Accounts receivable—other, net	13.4	12.2
Prepaid expenses and other	41.1	37.8
Total current assets	117.6	120.9
Right-of-use lease assets—operating	18.3	15.0
Property, plant and equipment, net	787.3	725.8
Franchise operating rights	325.3	585.1
Goodwill	225.1	225.1
Intangible assets subject to amortization, net	1.1	1.3
Other non-current assets	47.2	44.2
Total assets	$1,521.9	$1,717.4
Liabilities and stockholders’ equity
Current liabilities
Accounts payable—trade	$52.0	$46.1
Accrued interest	1.2	0.1
Current portion of long-term lease liability—operating	4.2	4.9
Accrued liabilities and other	67.8	68.7
Current portion of long-term debt and finance lease obligations	17.2	17.7
Current portion of unearned service revenue	27.0	27.2
Total current liabilities	169.4	164.7
Long-term debt and finance lease obligations, net of debt issuance costs —less current portion	871.9	725.0
Long-term lease liability—operating	16.2	11.6
Deferred income taxes, net	138.6	225.3
Other non-current liabilities	26.8	15.7
Total liabilities	1,222.9	1,142.3
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 98,588,713 and 96,830,312 issued as of September 30, 2023 and December 31, 2022, respectively; 83,632,263 and 86,417,733 outstanding as of September 30, 2023 and December 31, 2022, respectively	1.0	1.0
Additional paid-in capital	388.9	374.7
Accumulated income	63.8	308.0
Treasury stock at cost, 14,956,450 and 10,412,579 shares as of September 30, 2023 and December 31, 2022, respectively	(154.7)	(108.6)
Total stockholders’ equity	299.0	575.1
Total liabilities and stockholders’ equity	$1,521.9	$1,717.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions, except share data)
Revenue	$173.1	$173.7	$517.9	$524.4
Costs and expenses:
Operating (excluding depreciation and amortization)	75.6	79.1	229.3	249.4
Selling, general and administrative	37.5	39.7	166.6	117.3
Depreciation and amortization	49.4	45.0	141.6	132.9
Impairment losses on intangibles	131.7	—	259.8	—
	294.2	163.8	797.3	499.6
(Loss) income from operations	(121.1)	9.9	(279.4)	24.8
Other income (expense):
Interest expense	(18.9)	(10.5)	(51.1)	(25.8)
Other income, net	(0.1)	1.5	1.9	15.7
(Loss) income before provision for income tax	(140.1)	0.9	(328.6)	14.7
Income tax benefit (expense)	35.6	(0.4)	84.4	(4.5)
Net (loss) income	$(104.5)	$0.5	$(244.2)	$10.2

Basic and diluted (loss) earnings per common share
Basic	$(1.29)	$0.01	$(2.99)	$0.12
Diluted	$(1.29)	$0.01	$(2.99)	$0.12
Weighted-average common shares outstanding
Basic	80,888,537	84,274,050	81,797,740	83,908,691
Diluted	80,888,537	86,735,246	81,797,740	86,671,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

		Common	Treasury	Additional		Total
	Common	Stock	Stock at	Paid-in	Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Income	Equity

	(in millions, except share data)
Balances at January 1, 2023	86,417,733	$1.0	$(108.6)	$374.7	$308.0	$575.1
Stock-based compensation	—	—	—	5.6	—	5.6
Issuance of restricted stock, net	1,783,965	—	—	—	—	—
Purchase of shares	(2,642,178)	—	(28.4)	—	—	(28.4)
Net loss	—	—	—	—	(38.0)	(38.0)
Balances at March 31, 2023(1)	85,559,520	$1.0	$(137.0)	$380.3	$270.0	$514.3
Stock-based compensation	—	—	—	5.1	—	5.1
Issuance of restricted stock, net	(8,493)	—	—	—	—	—
Purchase of shares	(1,866,046)	—	(17.5)	—	—	(17.5)
Net loss	—	—	—	—	(101.7)	(101.7)
Balances at June 30, 2023(1)	83,684,981	$1.0	$(154.5)	$385.4	$168.3	$400.2
Stock-based compensation	—	—	—	3.5	—	3.5
Issuance of restricted stock, net	(17,071)	—	—	—	—	—
Purchase of shares	(35,647)	—	(0.2)	—	—	(0.2)
Net loss	—	—	—	—	(104.5)	(104.5)
Balances at September 30, 2023(1)	83,632,263	$1.0	$(154.7)	$388.9	$63.8	$299.0
(1)	Included in outstanding shares as of March 31, 2023, June 30, 2023 and September 30, 2023 are 3,057,037, 2,847,006 and 2,699,299, respectively, of non-vested shares of restricted stock awards granted to employees and directors.

		Common	Treasury	Additional		Total
	Common	Stock	Stock at	Paid-in	Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Income	Equity

	(in millions, except share data)
Balances at January 1, 2022	87,392,088	$1.0	$(89.2)	$348.5	$310.5	$570.8
Stock-based compensation	—	—	—	5.6	—	5.6
Issuance of restricted stock, net	704,864	—	—	—	—	—
Purchase of shares	(298,386)	—	(5.3)	—	—	(5.3)
Net income	—	—	—	—	5.7	5.7
Balances at March 31, 2022(1)	87,798,566	$1.0	$(94.5)	$354.1	$316.2	$576.8
Stock-based compensation	—	—	—	6.3	—	6.3
Issuance of restricted stock, net	(31,332)	—	—	—	—	—
Purchase of shares	(35,149)	—	(0.7)	—	—	(0.7)
Net income	—	—	—	—	4.0	4.0
Balances at June 30, 2022(1)	87,732,085	$1.0	$(95.2)	$360.4	$320.2	$586.4
Stock-based compensation	—	—	—	7.1	—	7.1
Issuance of restricted stock, net	(5,476)	—	—	—	—	—
Purchase of shares	(56,282)	—	(1.0)	—	—	(1.0)
Net income	—	—	—	—	0.5	0.5
Balances at September 30, 2022(1)	87,670,327	$1.0	$(96.2)	$367.5	$320.7	$593.0
(1)

Included in outstanding shares as of March 31, 2022, June 30, 2022 and September 30, 2022 are 3,721,638, 3,523,316, and 3,322,057, respectively, of non-vested shares of restricted stock awards granted to employees and directors.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2023	2022

	(in millions)
Cash flows from operating activities:
Net (loss) income	$(244.2)	$10.2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	141.3	133.9
Deferred income taxes	(86.7)	(9.0)
Provision for doubtful accounts	8.5	2.7
Loss (gain) on sale of operating assets, net	0.3	(1.0)
Amortization of debt issuance costs and discount	1.3	1.3
Impairment losses on intangibles	259.8	—
Non-cash compensation	13.9	18.5
Other non-cash items	0.1	0.1
Changes in operating assets and liabilities:
Receivables and other operating assets	(16.7)	(5.9)
Payables and accruals	12.8	(163.6)
Net cash provided by (used in) operating activities	$90.4	$(12.8)
Cash flows from investing activities:
Capital expenditures	$(188.3)	$(114.5)
Other investing activities	0.2	1.3
Net cash used in investing activities	$(188.1)	$(113.2)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	$160.0	$—
Payments on long-term debt and finance lease obligations	(24.5)	(14.9)
Purchase of shares	(46.2)	(7.0)
Net cash provided by (used in) financing activities	$89.3	$(21.9)
Decrease in cash and cash equivalents	(8.4)	(147.9)
Cash and cash equivalents, beginning of period	31.0	193.2
Cash and cash equivalents, end of period	$22.6	$45.3
Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$48.5	$24.3
Cash paid during the periods for income taxes	$10.9	$142.7
Cash received during the periods for refunds of income taxes	$4.9	$—
Non-cash operating activities:
Operating lease additions	$8.0	$2.7
Non-cash financing activities:
Finance lease additions	$9.6	$8.3
Capital expenditures within accounts payable and accruals	$36.2	$25.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

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

Note 3. Revenue from Contracts with Customers

Revenue by Service Offering

The following table presents revenue by service offering:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions)
Residential subscription
HSD	$90.8	$84.2	$265.6	$251.1
Video	36.1	42.4	114.0	132.8
Telephony	5.2	6.1	16.3	18.5
Total residential subscription	$132.1	$132.7	$395.9	$402.4
Business subscription
HSD	$19.0	$18.1	$56.1	$53.9
Video	2.8	2.9	8.6	8.8
Telephony	6.4	6.7	19.5	20.5
Total business subscription	$28.2	$27.7	$84.2	$83.2
Total subscription services revenue	160.3	160.4	480.1	485.6
Other business services revenue(1)	5.4	5.4	15.7	16.1
Other revenue	7.4	7.9	22.1	22.7
Total revenue	$173.1	$173.7	$517.9	$524.4
(1)	Includes wholesale and colocation lease revenue of $5.0 million and $4.8 million for the three months ended September 30, 2023 and 2022, respectively and $14.6 million and $14.4 million for the nine months ended September 30, 2023 and 2022, respectively.

Costs of Obtaining Contracts with Customers

The following table summarizes the activity of costs of obtaining contracts with customers:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions)
Balance at beginning of period	$40.8	$38.2	$39.5	$37.3
Deferral	4.8	4.6	14.1	12.4
Amortization	(4.1)	(3.7)	(12.1)	(10.6)
Balance at end of period	$41.5	$39.1	$41.5	$39.1

The following table presents the current and non-current portion of costs of obtaining contracts with customers as of the end of the corresponding periods:

	September 30, 2023	December 31, 2022

	(in millions)
Current costs of obtaining contracts with customers	$16.3	$15.6
Non-current costs of obtaining contracts with customers	25.2	23.9
Total costs of obtaining contracts with customers	$41.5	$39.5

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

Contract Liabilities

The following table summarizes the activity of current and non-current contract liabilities:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions)
Balance at beginning of period	$2.5	$2.9	$2.7	$3.3
Deferral	2.8	2.9	8.0	9.1
Revenue recognized	(2.8)	(3.0)	(8.2)	(9.6)
Balance at end of period	$2.5	$2.8	$2.5	$2.8

The following table presents the current and non-current portion of contract liabilities as of the end of the corresponding periods:

	September 30, 2023	December 31, 2022

	(in millions)
Current contract liabilities	$2.2	$2.4
Non-current contract liabilities	0.3	0.3
Total contract liabilities	$2.5	$2.7

The current portion and the non-current portion of contract liabilities are included in the current portion of unearned service revenue and other non-current liabilities, respectively, in the Company’s unaudited condensed consolidated balance sheets.

Unsatisfied Performance Obligations

Revenue from month-to-month residential subscription service contracts has historically represented a significant portion of the Company’s revenue and the Company expects that this will continue to be the case in future periods.  All residential subscription service performance obligations will be satisfied within one year.

A summary of expected business subscription and other business services revenue to be recognized in future periods related to performance obligations which have not been satisfied or are partially unsatisfied as of September 30, 2023 is set forth in the table below:

	2023	2024	2025	Thereafter	Total

	(in millions)
Subscription services	$15.8	$46.9	$26.2	$11.0	$99.9
Other business services	0.8	2.5	1.0	0.4	4.7
Total expected revenue	$16.6	$49.4	$27.2	$11.4	$104.6

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

The following table presents the change in the allowance for doubtful accounts for trade accounts receivable:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions)
Balance at beginning of period	$5.9	$2.4	$4.3	$4.3
Provision charged to expense(1)	3.0	2.0	8.5	2.7
Accounts written off, net of recoveries	(2.2)	(1.0)	(6.1)	(3.6)
Balance at end of period	$6.7	$3.4	$6.7	$3.4
(1)	During the three and nine months ended September 30, 2022, the Company released nil and $1.6 million of reserves established in 2020 related to COVID-19.

Note 4. Plant, Property and Equipment, Net

Plant, property and equipment consists of the following:

	September 30,	December 31,
	2023	2022

	(in millions)
Distribution facilities	$1,446.8	$1,341.1
Customer premise equipment	272.3	272.3
Head-end equipment	287.1	256.7
Computer equipment and software	174.4	156.4
Telephony infrastructure	48.0	52.4
Buildings and leasehold improvements	33.2	33.4
Vehicles	25.2	22.9
Office and technical equipment	18.9	19.1
Land	4.4	4.4
Construction in progress (including material inventory and other)	69.6	43.5
Total property, plant and equipment	2,379.9	2,202.2
Less accumulated depreciation	(1,592.6)	(1,476.4)
	$787.3	$725.8

Depreciation expense for the three months ended September 30, 2023 and 2022 was $48.9 million and $44.9 million, respectively. Included in depreciation and amortization expense in the condensed consolidated statement of operations for the three months ended September 30, 2023 and 2022 were net losses on sales of operating assets of $0.4 million and nil, respectively.

Depreciation expense for the nine months ended September 30, 2023 and 2022 was $141.1 million and $133.7 million, respectively. Included in depreciation and amortization expense in the condensed consolidated statement of operations for the nine months ended September 30, 2023 and 2022 were net losses on sales of operating assets of $0.3 million and net gains on sales of operating assets of $1.0 million, respectively.

Note 5. Franchising Operating Rights and Goodwill

Changes in the carrying amounts of the Company’s franchise operating rights and goodwill during the three and nine months ended September 30, 2023 are set forth below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions)
Franchise Operating Rights
Balance at beginning of period	$457.0	$620.1	$585.1	$620.1
Impairment charge	(131.7)	—	(259.8)	—
Balance at end of period	$325.3	$620.1	$325.3	$620.1

Goodwill
Balance at beginning of period	$225.1	$225.1	$225.1	$225.1
Impairment charge	—	—	—	—
Balance at end of period	$225.1	$225.1	$225.1	$225.1

Due to the decline in the Company’s projected cash flows, combined with a reduction in stock price, which represented a triggering event during the three months ended September 30, 2023, the Company performed an interim impairment analysis of its franchise operating rights and goodwill.

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

As a result of the interim impairment analyses performed, the estimated fair value of certain franchise operating right assets was determined to be below the carrying value, which resulted in the recognition of non-cash impairment losses for the three months ended September 30, 2023.

The Company also performed an interim impairment analysis for the three months ended June 30, 2023, which resulted in the recognition of non-cash impairment losses.

The table below outlines the impairment charges recognized in each market for the periods presented:

	September 30, 2023
	Three month ended	Nine months ended

	(in millions)
Columbus, GA	$35.4	$39.1
Huntsville, AL	21.5	81.5
Augusta, GA	20.5	44.9
Montgomery, AL	20.0	33.0
Charleston, SC	12.5	12.5
Panama City, FL	9.5	23.0
Valley, AL	6.5	10.5
Knoxville, TN	5.8	5.8
Newnan, GA	-	9.5
Total	$131.7	$259.8

The primary driver of the impairment charge was a decline in the estimated fair market value of indefinite-lived intangible assets in certain markets. The decline is primarily due to declining cash flows in the markets listed above, which results in an increase in the discount rate used to estimate fair value, with the decline in the Company’s common stock price further contributing to the impairment change. The impairment charges do not have an impact on the Company’s intent and/or ability to renew or extend existing franchise operating rights.

Goodwill

For the interim impairment analysis, the Company quantitatively evaluated goodwill at the consolidated reporting unit level. The Company determined the estimated fair value utilizing a market approach that incorporated the approximate market capitalization as of the interim testing date, increased by the quoted market price of the Company’s debt and adjusted for a control premium.

Based on the interim analysis, the estimated fair value of goodwill exceeded the carrying value, as such, no impairment charge related to goodwill was recognized during the three and nine months ended September 30, 2023.

Note 6. Accrued Liabilities and Other

Accrued liabilities and other consists of the following:

	September 30,	December 31,
	2023	2022

	(in millions)
Payroll and employee benefits	$17.3	$22.2
Programming costs	12.3	15.9
Patent litigation settlement	9.8	1.3
Other accrued liabilities	8.6	8.6
Restructuring related to employee severance	6.0	4.1
Franchise and revenue sharing fees	4.8	5.6
Customer cash collections (Transition Services Agreements)	3.6	3.6
Property, income, sales and use taxes	3.4	5.8
Utility pole costs	2.0	1.6
	$67.8	$68.7

Note 7. Long-Term Debt and Finance Leases

The following table summarizes the Company’s long-term debt and finance leases:

				December 31,
	September 30, 2023			2022
	Available
	borrowing	Effective	Outstanding	Outstanding
	capacity	interest rate(1)	balance	balance

	(in millions)
Long-term debt:
Term B Loans, net(2)	$—	8.39%	$712.9	$717.7
Revolving Credit Facility(3)	86.4	8.13%	159.0	9.0
Total long-term debt	$86.4		871.9	726.7
Finance lease obligations			21.2	20.6
Total long-term debt and finance lease obligations			893.1	747.3
Debt issuance costs, net(4)			(4.0)	(4.6)
Sub-total			889.1	742.7
Less current portion			(17.2)	(17.7)
Long-term portion			$871.9	$725.0
(1)	Represents the effective interest rate in effect for all borrowings outstanding as of September 30, 2023 pursuant to each debt instrument including the applicable margin.
(2)	At September 30, 2023 and December 31, 2022 includes $4.3 million and $5.0 million of net discounts, respectively.
(3)	Available borrowing capacity at September 30, 2023 represents $250.0 million of total availability less borrowings of $159.0 million on the Revolving Credit Facility and outstanding letters of credit of $4.6 million. Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company.
(4)	At September 30, 2023 and December 31, 2022 debt issuance costs include $3.1 million and $3.5 million related to Term B Loans and $0.9 million and $1.1 million related to the Revolving Credit Facility, respectively.

Refinancing of the Term B Loans and Revolving Credit Facility

On December 20, 2021, the Company entered into a new secured credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and issuing bank (the “Credit Agreement”). The Credit Agreement consists of (i) a new Term B Loan in an aggregate principal amount of $730.0 million and (ii) a $250.0 million revolving credit commitment. The Term B Loan matures in December 2028 and bears interest at a rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 3.00%, subject to a 50 basis point floor, and the revolving credit commitment bears interest at a rate equal to SOFR plus 2.75%, subject to a 50 basis point commitment fee rate for unused commitments, and matures in December 2026. The Senior Secured Term B loans and Revolving Credit Facility are secured on a first-priority basis by a lien on substantially all of the Company’s assets, subject to certain exceptions and permitted liens.

As of September 30, 2023, the Company was in compliance with all debt covenants.

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

The Company recorded $3.5 million and $6.4 million of total non-cash compensation expense for the three months ended September 30, 2023 and 2022, respectively, and recorded $13.9 million and $18.5 million for the nine months ended September 30, 2023 and 2022, respectively. Certain awards were modified during the year ended December 31, 2021 and were classified as liabilities. During the nine months ended September 30, 2023, the remainder of these liability-based awards were settled with shares of restricted stock for approximately $0.3 million. The non-cash compensation expense associated with these awards was nil and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively and is included in total non-cash compensation expense.

The following table presents restricted stock activity during the nine months ended September 30, 2023:

Number of
Unvested
Restricted Stock
Shares
Outstanding, beginning of period	3,223,995
Granted	2,075,854
Vested	(2,283,097)
Forfeited	(317,453)
Outstanding, end of period(1)	2,699,299
(1)	The total outstanding non-vested shares of restricted stock awards granted to employees and directors are included in total outstanding shares as of September 30, 2023.

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

The performance shares based on three-year cumulative EBITDA have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common stock on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed.  At September 30, 2023, the Company determined that it was not probable that the performance condition based on three-year cumulative EBITDA would be met for the performance shares issued in 2022 and 2023. Achievement of the performance conditions associated with the 2021 performance shares was deemed probable.

Note 9. Equity

On October 4, 2022, the Company’s Board of Directors authorized the Company to repurchase up to $50.0 million of its outstanding common stock. The Company completed the Share Repurchase Program in June 2023 with approximately 4.9 million shares purchased for $50.4 million (including commissions).

The following table summarizes the Company’s purchases of WOW common stock during the three and nine months ended September 30, 2023 and 2022, respectively. These shares are reflected as treasury stock in the Company’s consolidated balance sheets.

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(shares)
Share buybacks	—	—	3,751,803	—
Income tax withholding(1)	35,647	56,282	792,068	389,817
	35,647	56,282	4,543,871	389,817
(1)	Generally, the company withholds shares to cover the income tax withholdings of the employee upon vesting. These shares are not part of the board approved Share Repurchase Program.

Note 10. Earnings per Common Share

Basic earnings or loss per share attributable to the Company’s common stockholders is computed by dividing net income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share attributable to common stockholders presents the dilutive effect, if any, on a per share basis of potential common shares (such as restricted stock units) as if they had been vested or converted during the periods presented.  No such items were included in the computation of diluted loss or earnings per share for the three and nine months ended September 30, 2023 because the Company incurred a net loss and the effect of inclusion would have been anti-dilutive.

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions, except share data)
Net (loss) income	$(104.5)	$0.5	$(244.2)	$10.2

Basic weighted-average shares	80,888,537	84,274,050	81,797,740	83,908,691
Effect of dilutive securities:
Restricted stock awards	—	2,461,196	—	2,763,184
Diluted weighted-average shares	80,888,537	86,735,246	81,797,740	86,671,875

Basic and diluted (loss) earnings per common share
Basic	$(1.29)	$0.01	$(2.99)	$0.12
Diluted	$(1.29)	$0.01	$(2.99)	$0.12

The dilutive effect of the potential common shares from the performance shares is included in diluted earnings per share upon the satisfaction of certain performance and market conditions. These conditions are evaluated at each reporting period and if the conditions have been satisfied during the reporting period, the number of contingently issuable shares are included in the computation of diluted earnings per share. As of September 30, 2023, the Company determined the performance conditions were not yet achieved; however, the market conditions indicated a certain level of achievement within the payout range. Therefore, the contingently issuable performance shares associated with the market condition are included in the computation of diluted earnings per share, if they have a dilutive effect on earnings per share.

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

The estimated fair value of the Company’s long-term debt is based on dealer quotes considering current market rates for the Company’s credit facility and is classified as Level 2. The ratio of the Company’s aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets. The fair value of the Company’s long-term debt was valued at $702.9 million and $699.2 million as of September 30, 2023 and December 31, 2022, respectively. Long-term debt fair value does not include debt issuance costs and discounts. There were no transfers into or out of Level 1, 2 or 3 during the periods ended September 30, 2023 and December 31, 2022.

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

The Company reported income tax benefit of $35.6 million and income tax expense of $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and income tax benefit of $84.4 million and income tax expense of $4.5 million for the nine months ended September 30, 2023 and 2022, respectively.

Note 13. Commitments and Contingencies

On March 7, 2018, Sprint Communications Company LP (“Sprint”) filed a complaint in the U.S. District Court for the District of Delaware alleging that the Company infringed a set of patents directed to the provision of Voice over Internet Protocol services.  This lawsuit was part of a larger, decade long patent enforcement campaign by Sprint aimed at numerous service providers in the broadband and telecommunications industry.  In April 2023, prior to the commencement of the Company’s jury trial on April 24, 2023, the Company and Sprint entered into settlement discussions and also conducted a formal mediation.  Those discussions culminated in a negotiated resolution of the pending litigation, for which the parties executed a binding term sheet on April 19, 2023, and a Confidential Settlement and License Agreement on April 28, 2023.  The terms of the settlement are confidential, but the agreement does obligate the Company to make payments to Sprint over the course of three years in exchange for a full release of all liability.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the nation’s leading broadband providers offering an expansive portfolio of advanced services, including high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential customers and offer a full range of products and services to business customers. Our services are delivered across 15 markets via our efficient, advanced hybrid fiber-coax (“HFC”) network. Our footprint covers certain suburban areas within the states of Alabama, Florida, Georgia, Michigan, South Carolina and Tennessee. At September 30, 2023, our broadband networks passed 1.9 million homes and businesses and served 517,400 customers.

Our core strategy is to provide outstanding service at affordable prices. We execute this strategy by managing our operations to focus on the customer. We believe that the customer experience should be reliable, easy and pleasantly surprising, every time. To achieve this customer experience, we operate one of the most technically advanced and high-performing networks in the industry.

We operate under a broadband first strategy. Our advanced network offers HSD speeds up to 1.2 GIG (1200 Mbps) in approximately 99% of our footprint and HSD speeds up to 5 GIG (5000 Mbps) in our Greenfield expansion markets. Led by our robust HSD offering, our products are available either as an individual service or a bundle to residential and business service customers. Based on our per subscriber economics, we believe that HSD represents the greatest opportunity to enhance profitability across our residential and business markets.

We continue to experience strong demand for our HSD service. For the three and nine months ended September 30, 2023, the average percentage of HSD only new connections was approximately 91%, compared to the corresponding periods in 2022. Customers also connected at higher speeds with approximately 80% of HSD only new connections purchasing 500MB or higher speeds during the three and nine months ended September 30, 2023, representing an approximate 4%  and 9% increase when compared to the corresponding periods in 2022, respectively.

During the first nine months of 2023, WOW focused on its market expansion strategy by building out its network in locations adjacent and nonadjacent to its existing network and bringing its state-of-the-art all IP fiber technology and award-winning customer service to those markets. During the first half of 2023, WOW launched services in Altamonte Springs and Wekiwa Springs, Florida and Headland, Alabama. As of September 30, 2023, we had widespread construction underway across the Central Florida communities of Casselberry, Fern Park, Forest City, Lake Mary, Longwood, Ocoee, Sanlando Springs, and Winter Springs. We recently announced our plans to expand into Hernando County, Florida, Livingston, Genesee, and Oakland Counties in Michigan, and Anoka and Ramsey Counties in Minnesota.

Key Transactions Impacting Operating Results and Financial Condition

Share Repurchase Program

On October 4, 2022, our Board of Directors authorized us to repurchase up to $50.0 million of our outstanding common stock. We completed our Share Repurchase Program in June 2023 with approximately 4.9 million shares purchased for $50.4 million (including commissions).

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

Homes Passed and Subscribers

We report homes passed as the number of serviceable addresses, such as single residence homes, apartments and condominium units, and businesses passed by our broadband network and listed in our database. We report total subscribers as the number of subscribers who receive at least one of our HSD, Video or Telephony services, without regard to which or how many services they subscribe. We define each of the individual HSD subscribers, Video subscribers and Telephony subscribers as a revenue generating unit (“RGU”). The following table summarizes homes passed, total subscribers and total RGUs for our services as of each respective date and for comparability purposes, presents subscribers associated with the Company’s operations as of each specified date:

	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
	2022	2022	2023	2023	2023
Homes passed	1,886,000	1,886,000	1,885,700	1,892,600	1,905,600
Total subscribers	538,100	530,600	527,300	522,400	517,400
HSD RGUs	518,600	511,600	508,700	507,800	503,400
Video RGUs	129,900	123,200	117,100	110,000	100,800
Telephony RGUs	92,900	89,900	87,700	85,300	82,700
Total RGUs	741,400	724,700	713,500	703,100	686,900

The following table displays the homes passed and subscribers related to the Company’s market expansion activities, which includes edge-outs and Greenfield expansion:

	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
	2022	2022	2023	2023	2023
Homes passed	79,100	81,100	85,600	92,800	106,700
Total subscribers	19,800	20,300	21,200	23,200	25,800
HSD RGUs	19,700	20,200	21,100	22,900	25,600
Video RGUs	6,900	6,900	6,900	7,000	7,000
Telephony RGUs	2,800	2,900	2,900	3,100	3,600
Total RGUs	29,400	30,000	30,900	33,000	36,200

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

●	HSD revenue consists primarily of fixed monthly fees for data service and rental of modems.
●	Video revenue consists primarily of fixed monthly fees for basic, premium and digital cable television services and rental of video converter equipment, as well as charges from optional services, such as pay-per-view, video-on-demand and other events available to the customer. The Company is required to pay certain cable franchising authorities an amount based on the percentage of gross revenue derived from video services. The Company generally passes these fees on to the customer, which are included in video revenue.
●	Telephony revenue consists primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service.

●	Other business service revenue consists primarily of monthly recurring charges for session initiated protocol, web hosting, metro Ethernet, wireless backhaul, broadband carrier services and cloud infrastructure services provided to business customers.
●	Other revenue consists primarily of revenue from line assurance warranty services provided to residential and business customers and revenue from paper statement fees, late fees and advertising placement.

Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our broadband networks were 93% of total revenue for both the nine months ended September 30, 2023 and 2022. The remaining percentage of total revenue represents non-subscription revenue primarily from other business services, paper statement fees, late fees, line assurance warranty services and advertising placement.

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

Depreciation and amortization includes depreciation of our network infrastructure, including associated equipment, hardware and software, buildings and leasehold improvements, and finance lease obligations. Amortization is recognized on other intangible assets with definite lives, primarily related to acquisitions. Depreciation and amortization expense is presented separately from operating and selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions)
Revenue	$173.1	$173.7	$517.9	$524.4
Costs and expenses:
Operating (excluding depreciation and amortization)	75.6	79.1	229.3	249.4
Selling, general and administrative	37.5	39.7	166.6	117.3
Depreciation and amortization	49.4	45.0	141.6	132.9
Impairment losses on intangibles	131.7	—	259.8	—
	294.2	163.8	797.3	499.6
(Loss) income from operations	(121.1)	9.9	(279.4)	24.8
Other income (expense):
Interest expense	(18.9)	(10.5)	(51.1)	(25.8)
Other income, net	(0.1)	1.5	1.9	15.7
(Loss) income before provision for income tax	(140.1)	0.9	(328.6)	14.7
Income tax benefit (expense)	35.6	(0.4)	84.4	(4.5)
Net (loss) income	$(104.5)	$0.5	$(244.2)	$10.2

Revenue

Total revenue for the three and nine months ended September 30, 2023 decreased $0.6 million and $6.5 million, or 1%, respectively, as compared to the corresponding periods in 2022 as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions)
Residential subscription	$132.1	$132.7	$395.9	$402.4
Business subscription	28.2	27.7	84.2	83.2
Total subscription	160.3	160.4	480.1	485.6
Other business services	5.4	5.4	15.7	16.1
Other	7.4	7.9	22.1	22.7
Total revenue	$173.1	$173.7	$517.9	$524.4

Subscription Revenue

Total subscription revenue decreased $0.1 million and $5.5 million, or 1%, during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022. The decreases were primarily driven by a $8.4 million and $27.7 million shift in service offering mix, respectively, as we continue to experience a reduction in Video and Telephony RGUs, and a $6.7 million and $12.0 million decrease in volume across all services. These decreases were partially offset by a $15.0 million and $34.2 million increase in average revenue per unit (“ARPU”), respectively, driven by rate increases issued in the first and third quarters, coupled with the purchase of higher HSD speeds. ARPU is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period.

Other Business Services

Other business services revenue remained flat and decreased $0.4 million, or 2%, during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022. The decrease in the year to date period is primarily due to decreases in data center revenue.

Other Revenue

Other revenue decreased $0.5 million, or 6%, and $0.6 million, or 3% during the three and nine months ended September 30, 2023, as compared to the corresponding period in 2022. The decreases are primarily due to decreases in advertising, line assurance and other miscellaneous revenue, partially offset by increases in paper statement revenue.

Operating expenses (excluding depreciation and amortization)

Operating expenses (excluding depreciation and amortization) decreased $3.5 million, or 4%, and $20.1 million, or 8%, during the three and nine months ended September 30, 2023, as compared to the corresponding periods in 2022. The decreases are primarily driven by decreases in direct operating expenses, specifically programming expenses of $4.9 million and $16.0 million, respectively, which aligns with the reduction in Video RGUs between periods and increases in capitalized labor, partially offset by increases in bad debt expense and software and hardware costs.

Incremental contribution

Incremental contribution is defined as subscription services revenue less costs directly incurred from third parties in connection with the provision of such services to our customers (service direct expense). Incremental contribution increased $3.8 million, or 3%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and $8.7 million, or 2%, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $2.2 million, or 6%, and increased $49.3 million, or 42%, during the three and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022. For the three months ended, the decrease is primarily attributable to the reduction in stock compensation and marketing expenses, partially offset by increases in restructuring costs related to employee severance and professional service fees.  For the nine months ended, the increase is primarily attributable to the patent litigation settlement, increases in restructuring costs associated with employee severance charges and professional service fees, partially offset by a reduction in stock compensation expense and certain cash compensation expenses.

Depreciation and amortization expenses

Depreciation and amortization expenses increased $4.4 million, or 10%, and $8.7 million, or 7%, during the three and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022. The increases are primarily due to increases of equipment placed into service as we continue to expand our network.

Impairment losses on intangibles

The Company recognized a non-cash impairment charge related to its franchise operating rights of $131.7 million and $259.8 million for the three and nine months ended September 30, 2023. The impairment charge is primarily due to declining cash flows, which results in an increase in the discount rate, combined with the decline in the Company’s common stock price. If the common stock price continues to decrease or the Company experiences a significant decrease in cash flow, then the Company may incur future non-cash impairment charges on its franchise operating right assets. See Note 5 – Franchising Operating Rights and Goodwill for discussion of non-cash impairment charge.

Interest expense

Interest expense increased $8.4 million, or 80%, and $25.3 million, or 98%, during the three and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022. The increases are primarily due to higher interest rates and additional borrowings on the revolving credit facility during the three and nine months ended September 30, 2023.

Other income

Other income decreased $1.6 million and $13.8 million during the three and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022. The decreases are primarily due to the decline in services provided under the Transition Services Agreements.

Income Tax Expense

We reported income tax benefit of $35.6 million and income tax expense of $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and income tax benefit of $84.4 million and income tax expense $4.5 million for the nine months ended September 30, 2023 and 2022, respectively. The change in income tax benefit is primarily related to a decrease in income from operations.

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

The following tables provide a reconciliation of incremental contribution to income from operations, which is the most directly comparable GAAP measure, for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions)
(Loss) income from operations	$(121.1)	$9.9	$(279.4)	$24.8
Revenue (excluding subscription revenue)	(12.8)	(13.3)	(37.8)	(38.8)
Other non-allocated operating expense (excluding depreciation and amortization)	41.5	41.1	120.9	126.8
Selling, general and administrative	37.5	39.7	166.6	117.3
Depreciation and amortization	49.4	45.0	141.6	132.9
Impairment losses on intangibles	131.7	—	259.8	—
Incremental contribution	$126.2	$122.4	$371.7	$363.0

Liquidity and Capital Resources

Our primary funding requirements are for our ongoing operations, capital expenditures, outstanding debt obligations, including lease agreements, and strategic investments.  At September 30, 2023, the principal amount of our outstanding consolidated debt aggregated to $889.1 million, of which $17.2 million is classified as current in our unaudited condensed consolidated balance sheet as of such date. As of September 30, 2023, we had borrowing capacity of $86.4 million under our Revolving Credit Facility.

We are required to prepay principal amounts if we generate excess cash flow, as defined in the Credit Agreement. As of September 30, 2023, we had $22.6 million of cash and cash equivalents. We believe that our existing cash balances, available borrowing capacity under our Revolving Credit Facility, and operating cash flows will provide sufficient resources to fund our obligations and anticipated liquidity requirements over the next 12 months.

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

Historical Operating, Investing, and Financing Activities

Operating Activities

Net cash used in operating activities was $12.8 million for the nine months ended September 30, 2022 compared to net cash provided by operating activities of $90.4 million for the nine months ended September 30, 2023. The change is primarily due to the income tax payment associated with the sale of the Chicago, Illinois, Evansville, Indiana, and Baltimore, Maryland markets, which the Company paid during the second quarter of 2022.

Investing Activities

Net cash used in investing activities was $113.2 million for the nine months ended September 30, 2022 compared to $188.1 million for the nine months ended September 30, 2023. We have ongoing capital expenditure requirements related to the maintenance, expansion and technological upgrades of our network. Capital expenditures are funded primarily through a combination of cash on hand and cash flow from operations. Our capital expenditures were $188.3 million and $114.5 million for the nine months ended September 30, 2023 and 2022, respectively. The $73.8 million increase from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 is related to increases in line extensions as we focus on market expansion in locations adjacent and non-adjacent to our existing network.

The following table sets forth additional information regarding our capital expenditures for the periods presented:

	Nine months ended
	September 30,
	2023	2022

	(in millions)
Capital Expenditures
Scalable infrastructure(1)	$44.7	$23.8
Customer premise equipment(2)	48.3	48.1
Line extensions(3)	57.1	16.7
Support capital and other(4)	38.2	25.9
Total	$188.3	$114.5
Capital expenditures included in total related to:
Greenfields(5)	$71.2	$10.8
Edge-outs(6)	$10.0	$3.4
Business services(7)	$10.4	$9.1
(1)	Scalable infrastructure includes costs, not directly related to customer acquisition activity, to support new customer growth and provide service enhancements (e.g., headend equipment).
(2)	Customer premise equipment, or CPE, includes equipment and installation costs incurred to deliver services to residential and business services customers. CPE includes the costs of acquiring and installing our set-top boxes and modems, as well as the cost of customer connections to our network.
(3)	Line extensions include costs associated with new home development including edge-outs and greenfields (e.g., fiber / coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(4)	Support capital and other includes costs to modify or replace existing HFC network, including enhancements, and all other costs to support day-to-day operations, including land, buildings, vehicles, office equipment, tools and test equipment.
(5)	Greenfields represent costs associated with building our fiber technology network in locations non-adjacent to our existing network.
(6)	Edge-outs represent costs to extend our network into new adjacent service areas, including the associated CPE.
(7)	Business services represent costs associated with the build-out of our network to support business services customers, including the associated CPE.

Financing Activities

Net cash used in financing activities was $21.9 million for the nine months ended September 30, 2022 compared to net cash provided by financing activities of $89.3 million for nine months ended September 30, 2023. The change is primarily due to an increase in net borrowings of $150.4 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of September 30, 2023, borrowings under our Term B Loans and Revolving Credit Facility bear interest at SOFR plus 3.00% and SOFR plus 2.75%, respectively. As of September 30, 2023, our Senior Secured Credit Facility is still variable rate debt. A hypothetical 100 basis point (1%) change in SOFR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of September 30, 2023) would result in an annual interest expense change of up to approximately $8.8 million on our Senior Secured Credit Facility.

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

Our management, with the participation of the Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2023. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the third quarter of 2023.

PART II

Item 1. Legal Proceedings

Refer to Note 13 – Commitments and Contingencies for a discussion of the Company’s legal proceedings.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2022 includes “Risk Factors” under Item 1A of Part 1. There have been no material changes to the risk factors set forth therein.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity

Purchases of Equity Securities by the Issuer

The following table presents WOW’s purchases of equity securities completed during the third quarter of 2023:

				Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet be
	Number of Shares	Average Price	Purchased as Part of Publicly	Purchased Under the Plans
Period	Purchased (1)	Paid per Share	Announced Plans or Programs	or Programs (in millions)
July 1 - 30, 2023	—	$—	—	$—
August 1 - 31, 2023	29,684	$7.61	—	$—
September 1 - 30, 2023	5,963	$7.77	—	$—
(1)	Represents shares withheld from employees for the payment of taxes upon the vesting of restricted stock awards for the months of July, August and September 2023, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2023, none of the Company's directors or Section 16 officers amended, adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

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
101

The following financial information from WideOpenWest, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023, filed with the Securities and Exchange Commission on November 8, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST, INC.

November 8, 2023	By:	/s/ TERESA ELDER
Teresa Elder
Chief Executive Officer

	By:	/s/ JOHN REGO
John Rego
Chief Financial Officer