Form 10-K
period 2023-12-31
WideOpenWest, Inc.
filed 2024-03-13
CIK 1701051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023 or
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

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant was $409.1 million based on the closing price of $8.44 reported on the New York Stock Exchange.

As of February 29, 2024, the number of outstanding shares of common stock was of the registrant was 83,631,418.

Documents Incorporated By Reference

Information required by Part III is incorporated by reference from Registrant’s proxy statement for the 2024 annual meeting of stockholders to be filed no later than 120 days after the end of the Registrant’s fiscal year ended.

WIDEOPENWEST, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

This Annual Report on Form 10-K is for the fiscal year ended December 31, 2023. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Annual Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. References in this Annual Report to “WOW,” “we,” “us,” or “our” are to WideOpenWest, Inc. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

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

PART I

Item 1.  Business

Overview

We are one of the nation’s leading broadband providers offering an expansive portfolio of advanced services, including high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential customers and offer a full range of products and services to business customers. Our services are delivered across 16 markets via our efficient, advanced hybrid fiber-coax network (“HFC”) and fiber to the home network (“FTTH”). Our footprint covers certain suburban areas within the states of Alabama, Florida, Georgia, Michigan, South Carolina and Tennessee. At December 31, 2023, our broadband networks passed 1.9 million homes and businesses and served 504,100 customers, reflecting a total customer penetration rate of approximately 26%.

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

We manage our network bandwidth to meet the needs of our customers and continue to meet capacity demands as network traffic increases. To meet this objective, we continually invest in our network to ensure speed and reliability and obtain a better understanding of how customers utilize our network. Through this understanding, we continue to make certain capacity improvements and network enhancements to improve the customer experience.

Our Systems and Markets

An overview of our markets as of December 31, 2023 is shown below:

	Homes	Coaxial	Fiber	Total
Market	Passed	Miles	Miles	Network Miles
Detroit, MI	716,400	6,302	2,166	8,468
Pinellas, FL	304,100	3,444	606	4,050
Huntsville, AL	131,500	1,979	478	2,457
Montgomery, AL	105,300	1,306	347	1,653
Panama City, FL	98,600	972	229	1,201
Augusta, GA	97,300	1,366	500	1,866
Charleston, SC	95,400	1,213	578	1,791
Lansing, MI	92,900	2,059	740	2,799
Columbus, GA	90,100	1,043	313	1,356
Knoxville, TN	55,700	766	317	1,083
Newnan, GA	43,600	839	354	1,193
Dothan, AL	37,300	559	291	850
Central Florida	28,800	—	454	454
West Point, GA	17,900	339	341	680
Auburn, AL	15,700	193	206	399
Greenville, SC	1,600	—	86	86
	1,932,200	22,380	8,006	30,386

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

Our Vision and Commitment to Customer Service

We believe our vision of “connecting people to their world through the WOW experience: reliable, easy and pleasantly surprising, every time” is central to our success. This vision influences how we are organized as a company and informs the way we acquire and retain customers. For example, we use a needs-based selling process to recommend products and services that offer the best value to our customers. We keep our customer response activities closely coordinated with all operational aspects of our business, so resources are appropriately allocated and operational efficiencies are optimized. We believe in offering a convenient customer experience by providing self-installation options for certain services and technician service appointments within a two-hour window, seven days a week.

We use targeted marketing modeling to drive profitable growth and minimize risk of non-pay churn. This analysis is performed at the node level in our network so marketing and sales tactics can drive penetration in a highly targeted manner. We also believe the responsibility for winning new customers extends beyond the sales and marketing department to our entire company.

We recognize that customer preferences are continually evolving in response to rapid technological change. We have demonstrated our ability to adapt by delivering a strong customer experience and offering an expansive and competitive product portfolio that showcases our robust broadband network. As a result, approximately 89% of our new customers purchase our HSD-only offerings. We continue to evaluate and evolve our broadband product portfolio based on consumer preferences.

Our Service Offerings

We offer subscription based HSD, Video and Telephony services in all of our markets. Our service offerings are designed to address the varying needs of customers. The subscription fee is based on the type of services selected and offered to customers either as an individual service or a bundle of services.

Residential Services

High-Speed Data Services

We offer tiered HSD services to residential customers that include high speed connections to the Internet over both a HFC network and Fiber to the Home network. We offer a connection up to 1.2 GIG (1200 Mbps) in approximately 99% of our footprint. We offer HSD speeds up to 5 GIG (5000 Mbps) in our greenfield expansion markets. We continue to develop features and products that allow our customers to take advantage of our high-speed data offering. Our data packages generally include the following:

●	specialized technical support 24 hours a day, seven days a week;
●	access to an account management portal;
●	advanced wireless home networking; and
●	a DOCSIS compliant modem or Optical Network Terminal.

As of December 31, 2023, approximately 76% of our customer base subscribed only to our HSD service. We expect the portion of our customer base that subscribes only to our HSD service to continue to rise as broadband utilization increases across every facet of our customers’ lives. In addition, we fully anticipate new and existing customers to continue to purchase higher speed tiers to support the evolution of how customers consume entertainment content, and the changing environment of where and how customers work and learn.

Video Services

We offer our customers a full array of video services and programming choices. Customers generally pay initial connection charges and fixed monthly fees for video service. In addition to the aforementioned video services, we offer the convenience of subscribing and paying for certain streaming services (e.g., YouTube TV).

Our video service offering is comprised of the following:

●	Basic Cable Service: All of our video customers receive a package of limited basic programming, which generally consists of local broadcast television and local community programming, including public, educational and government access channels, and various home shopping networks. The expanded basic level of programming includes approximately 75 channels of satellite delivered or nonbroadcast channels, such as ESPN, MTV, USA, CNN, The Discovery Channel and Nickelodeon.
●	Digital Cable Service, HD channels, and Premiums: This digital level of service includes more than 275 channels of digital programming, including our expanded basic cable service, and more than 40 music channels. We enable value added features to strengthen our competitive position and generate additional revenues, including HD TV, digital video recording (“DVR”), video on demand (“VOD”) and subscription VOD. VOD permits customers to order movies and other programming on demand with DVD-like functions, with thousands of hours of content available for free and on a pay-per-view basis. Subscription VOD is a similar service that has specific content available to customers who subscribe to the underlying associated channel.
●	WOW tv+: WOW tv+ offers a traditional cable video experience plus cloud DVR functionality, voice remote with Google Assistant, and an advanced viewing experience with curated content. WOW tv+ provides Netflix integration along with quick access to dozens of streaming services and apps through the Google Play Store with no change of input required. WOW tv+ is available via rental of a set-top box and may also be accessed through Amazon’s Fire TV stick and iOS and Android mobile and tablet devices.
●	Premium Channels: These channels, such as HBO, Showtime, STARZ, STARZ ENCORE and Cinemax, provide commercial free movies, TV shows, sports and other special event programming and are available as part of a bundle or an additional charge above our expanded basic and digital tiers of service.
●	Streaming Partners: WOW HSD customers may elect to subscribe to certain streaming services (e.g. YouTube TV) allowing the convenience of paying for services on one bill.

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

Our Interactive Broadband Network

Our broadband network is critical to the implementation of our operating strategy, allowing us to offer HSD, Video, Telephony, metro ethernet, and other enterprise class services to our customers in an efficient manner and with a high level of quality. In addition to providing high capacity and scalability, our network has been specifically engineered to have increased reliability, including features, where available, such as:

●	redundant fiber and network routing and transport hardware which enables the rapid, automatic redirection of network traffic in the event of a fiber cut;
●	backup power supplies in our network which ensure continuity of our service in the event of a power outage; and
●	network monitoring to the customer premise ensuring the integrity of our HSD, Video and Telephony services.

Technical Overview

Our interactive broadband network consists primarily of an advanced HFC cable network. Fiberoptic cable is a communications medium that uses glass fibers to carry signals over long distances with minimum signal loss or distortion. In most of our network, our system’s owned high capacity fiberoptic cables connect to our technical facilities and multiple nodes throughout our network. These nodes are connected to individual homes and buildings by fiber and coaxial cable and are shared by a number of customers. We have sufficient fiber and cable capacity to subdivide our nodes if growth so dictates. Our HFC network has excellent broadband frequency characteristics and physical durability, which is conducive to providing HSD, Video and Telephony transmission.

Our interactive broadband network for our expansion area is comprised of our innovative fiber to the home technology which can support up to 5 GIG symmetrical with the capability to provide higher speeds in the future.   The highly scalable technology allows us to deploy capacity as needed for customer growth.  This network is 100% fiber delivered into the customer’s home.

Our interactive broadband network is designed using redundant fiber optic cables. Our fiber rings are “self healing,” which means they provide for very rapid, automatic redirection of network traffic so our service will continue even if there is a single point of failure on a fiber ring.

We distribute our services from our technical facilities called head-ends, hub sites, and data centers most of which are equipped with a generator and/or battery backup power source to allow service to continue during a power outage. Additionally, most individual nodes served by the facilities are equipped with backup generators and/or batteries. Our redundant fiberoptic network, network services, telephony systems and network powering systems allow us to provide telephony services consistent with industry reliability standards for traditional telephone systems.

We monitor our network 24 hours a day, seven days a week, through our virtual network operations center. Technicians in each of our service areas schedule and perform installations and repairs and monitor the performance of our interactive broadband network. We actively maintain the quality of our network to minimize service interruptions and extend the network’s operational life.

High-Speed Data Services

We provide Internet access using highspeed cable modems or Optical Network Terminals that facilitate the connection to the customer home. We provide our customers with a high level of low latency data and multiple peering arrangements with tier one Internet facility providers.

Video Services

Our network is designed for digital two-way interactive transmission using Internet Protocol and/or digital modulation methods for video transport from the head-end or centralized video distribution site to hubs and to distribution points (nodes) within our customers’ neighborhoods, where the signals are transferred to our coaxial cable or fiber to the premise network for delivery to our customers.

Telephony Services

We offer telephony service over our broadband network. We install a network interface box outside a customer’s home or an Embedded Multimedia Terminal Adapter in the home to provide IP voice services dial tone service. Our network interconnects with those of other local phone companies. In addition, we serve our telephony customers using VoIP switching technology. This architecture allows for the same enhanced custom calling services as traditional time division multiplexing switching systems, as well as additional advanced business services such as SIP, hosted PBX services and other services.

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

Programming

We purchase some of our programming directly from the program networks by entering into affiliation agreements with the programming suppliers. We also benefit from our membership with the National Cable Television Cooperative (“NCTC”), which enables us to take advantage of volume discounts. As of December 31, 2023, approximately 58% of our programming was sourced from the NCTC, which also handles our contracting and billing arrangements for this programming.

Competition

We operate in a highly competitive and rapidly-changing environment, competing with existing communications providers, new entrants that provide similar HSD, Video and Telephony services to subscribers within our operating footprint, and increasingly mobile phone wireless providers. We have at least one major cable competitor (typically Comcast Corporation (“Comcast”) or Charter Communications Inc. (“Charter”) in most of our markets and our largest telecommunications competitor is AT&T, Inc. (“AT&T”). We believe the reliability and efficiency of our advanced broadband network, as well as the consistent recognition for our commitment to customer service provides meaningful differentiation versus our competitors.

High Speed Data Services

We primarily face competition from multiple system operators, FTTH, wireless broadband offerings, incumbent local exchange carriers (“ILECs”) that provide dial-up and DSL services, and other Internet access service providers, including fixed wireless and satellite-based broadband services. We offer HSD speeds up to 1.2 GIG (1200 Mbps) in approximately 99% of our footprint and HSD speeds up to 5 GIG (5000 Mbps) in our Greenfield expansion markets. Several of our competitors, including AT&T and Google, have announced similar offerings in their service areas which overlap with a portion of our footprint. We face increasing competition from mobile phone companies, such as AT&T, T-Mobile, and Verizon Communications, Inc. (“Verizon”), which offer fixed or unlimited access to the Internet as a part of mobile service packages. These same mobile phone companies offer fifth generation (“5G”) services. Due to rapidly changing technologies, consumers will continue to have a variety of options to obtain access to the Internet.

Video Services

Cable television systems are operated under non-exclusive franchises granted by local authorities, which may result in more than one cable operator providing video services in a particular market. Our primary competitors are other fiber and HFC providers, including Charter, Comcast and AT&T U-verse, and direct broadcast satellite systems, including DirecTV and Dish Network.

In addition, our Video services face increasing competition from companies that deliver video content over Internet connections, referred to as “over-the-top” or “OTT”, directly to consumers on televisions, computers, tablets, gaming and mobile devices. These competitors include virtual multichannel video programming distributors (“V-MVPD”), which aggregate live and on-demand linear television, and direct content distributors, which provide and distribute content directly to customers through an internet-connected device for a subscription fee. Examples of V-MVPD providers include Sling, AT&T TV, Philo, FuboTV, and Hulu Live.  Examples of direct on-demand content distributors include Netflix, Roku, Apple TV+, Amazon Prime, Disney+, Paramount+, Peacock and Hulu Plus.  Additionally, some programmers, such as HBO (HBO Max), CBS (CBS All Access) and Discovery (Discovery +), are choosing to deliver content directly to the consumer over the Internet. During the year ended December 31, 2023, the Company entered into an agreement with YouTube TV to offer the service as WOW’s live television offering when combined with WOW HSD service.

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

Human Capital Resources

As of December 31, 2023, we had 1,360 full-time employees. We recruit from several major industries for employees with skills from a plethora of areas to ensure the success of our broadband first strategy. Our compensation and benefit plans are structured to attract and retain high-performing employees.

Our people are the most valuable asset we have. In 2023, we continued our hybrid work model, allowing eligible employees the ability to work from home or the office on a voluntary basis. We believe giving our employees more choice increases overall productivity and provides the opportunity for greater work-life balance. In 2023, we expanded upon our time off programs, launching additional personal and bereavement time off.

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

We provide high-quality, comprehensive medical, dental, and vision coverage for all full-time employees. It is our priority to keep this coverage affordable for our employees and their families.  We absorb an average of 80% of the total premium cost for medical, dental, and vision coverage. Additionally, the Company matches 100% of the participant’s voluntary contributions into a defined contribution retirement plan up to 3% and 50% of the next 2% subject to a limit of the first 4% of the participant’s compensation.

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

In 2023, we improved our DEI program by enhancing internal practices and broadening our diversity outreach. A cross functional DEI Ambassador team was established which in turn created an Employee Resource Group dedicated to further developing a culture of inclusion where everyone belongs. Our Employee Resource Group is an employee-led, self-directed voluntary group that offers opportunities to network internally, attract a diverse employee base, provide inclusion of ideas and solutions, and create opportunities for mentoring and career development. We also offer multiple company-wide trainings focused on building and maintaining an inclusive workforce.

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

We offer ongoing instructor-led and self-led training for new hires and all current active employees. Training focus areas include: (i) on-the-job, (ii) business readiness, (iii) skill building or upskilling in a specific functional area, (iv) personal and professional development, and (v) leadership development and management skills. For the year ending December 31, 2023, we provided approximately 23,800 total training hours to our employees.

Legislation and Regulation

We operate in highly regulated industries and both our cable television and telecommunications services are subject to broad regulation at the federal, state and local levels. Our Internet services have historically been subject to more limited regulation by the Federal Communications Commission (“FCC”). Legislative and regulatory activity has increased under the current administration, particularly with respect to broadband networks. For example, Congress has approved tens of billions of dollars in new funding for broadband deployment and adoption initiatives, and may consider other proposals that address communications issues, including whether it should rewrite the entire Communications Act of 1934, as amended (the “Communications Act”) to account for changes in the communications marketplace and whether it should enact new, permanent Open Internet/net neutrality requirements. Federal agencies are considering adopting new regulations for communications services, including broadband. States and localities are also increasingly proposing new regulations impacting communications services, including broader regulation of broadband networks. Any of these regulations could significantly affect our business and our legal and compliance costs. In addition, United States regulators and courts could adopt new interpretations of existing competition or antitrust laws or enact new competition or antitrust laws or regulatory tools that could negatively impact our businesses. Any future legislative, judicial, regulatory or administrative actions may increase our costs or impose additional restrictions on our businesses, some of which may be significant. We are unable to predict the outcome or effects of any of these potential actions or any other legislative or regulatory proposals on our businesses. The following is a summary of laws and regulations affecting the business we operate. It does not purport to be a complete summary of all present and proposed legislation and regulations pertaining to our operations.

Regulation of Cable Services

The FCC is the principal federal regulatory agency with jurisdiction over cable television operators and services, and has promulgated regulations covering many aspects of cable television operations. The FCC has modified many regulations applicable to our business and is considering further changes, but the full impact of these changes on our business is not yet known. The FCC enforces its regulations through the imposition of monetary fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions. Cable franchises, the principal instrument of governmental authority for our cable television operations, are not issued by the FCC but by states, cities, counties or political subdivisions. A brief summary of certain key federal regulations follows.

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

Carriage of Broadcast Television Signals

The 1992 Cable Act established broadcast signal carriage (so called “must carry”) requirements that allow local commercial television broadcast stations to elect every three years whether to require the cable systems in the relevant area to carry the station’s signal or whether to require the cable system to negotiate for consent to carry the station. The most recent election deadline was October 1, 2023, with elections then taking effect on January 1, 2024. Cable systems are also subject to must-carry obligations for local, non-commercial stations. We now carry most commercial stations pursuant to retransmission consent agreements and pay fees for such consents. The FCC and/or Congress have introduced or are considering certain rules governing the election process and the negotiations of retransmission consent agreements, but we cannot yet assess the impact of these rules on our ability to obtain programming or on our business more generally.

Franchise Authority

Cable television systems operate pursuant to non exclusive franchises issued by franchising authorities, which, depending on the specific jurisdiction, can be the states, cities, counties or political subdivisions in which a cable operator provides cable service. Franchise authorities may terminate a franchise or assess penalties if the franchised cable operator fails to adhere to the conditions of the franchise. Although largely discretionary, the exercise of state and local franchise authority is limited by federal statutes and regulations adopted pursuant thereto. We believe that the requirements imposed by our franchise agreements are fairly typical for the industry. Although they do vary, our franchises generally provide for the payment of fees to the applicable franchise authority of up to 5% of our gross cable service revenues, which is the current maximum authorized by federal law.

In August 2019, the FCC adopted an order concluding, among other things, that its franchising rules and findings fully apply to state-level franchising actions and regulations, and limiting the ability of franchising authorities to impose franchise fees and to regulate non-cable services.  In May 2021, a federal appeals court largely upheld that decision, reversing only on a discrete issue pertaining to the calculation of franchise fees. We cannot predict how the FCC’s rulings concerning franchising will impact our business.

Many state legislatures have enacted legislation streamlining the franchising process, including having the state, instead of local governments, issue franchises. Of particular relevance to us, states with laws streamlining the franchising process or authorizing statewide or uniform franchises currently include Florida, Georgia, Michigan, South Carolina and Tennessee. In some cases, these laws enable us to expand our operations more rapidly by providing for a streamlined franchising process. At the same time, they enable easier entry by additional providers into our service territories.

Franchise Renewal

The Communications Act also contains provisions governing the franchising process, including renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal and unreasonable renewal conditions. Our franchises are typically issued for 10 to 15 year initial terms, but the terms vary depending upon whether we are operating under a local or state franchise. Many of our existing franchise terms will expire over the course of the next several years, and we operate under some expired franchises. We believe our franchise renewal prospects are generally favorable but cannot guarantee the future renewal of any individual franchise.

Pole Attachments

The Communications Act requires all local telephone companies and electric utilities, except those owned by municipalities and co operatives, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and rights of way at just and reasonable rates, except where states have certified to the FCC that they regulate pole access and pole attachment rates. The right to access poles, ducts, conduits and rights of way pursuant to regulated rates and set timeframes is highly beneficial to facilities based providers such as us. Federal law also establishes principles to govern the pricing and terms of such access. Currently, 22 states and the District of Columbia have made certifications to the FCC, which leaves pole attachment matters to be regulated by those states. Of the states in which we operate, Florida and Michigan have made certifications to the FCC. The FCC has clarified that the provision of Internet services by a cable operator does not affect the agency’s jurisdiction over pole attachments by that cable operator, nor does the provision of such non cable services affect the rate formula otherwise applicable to the cable operator.

The FCC has adopted rules to facilitate new attachments, including a one-touch make-ready procedure for new attachments which took effect in August 2020. The FCC’s rules do not apply in states that have chosen to adopt their own pole attachment rules, which may make it more difficult to obtain access to poles in those states. We cannot predict how any future changes to the pole attachment rules may affect our operations or impose costs on our business. As a general matter, changes to our pole attachment rate structure could significantly increase our annual pole attachment costs.

Regulation of Internet Service

In January 2018, the FCC released a decision rescinding various “net neutrality” requirements governing how broadband Internet access providers were permitted to offer mass market broadband service (the “Internet Freedom Order”). As a result, under the current approach, broadband Internet access providers must publicly disclose detailed information regarding their service offerings, Internet traffic management processes, and other practices affecting broadband customers, but are not otherwise limited by federal law in their ability to block, throttle, or prioritize specific types of Internet traffic. The FCC also held that states are preempted (prohibited) from enacting their own versions of these or similar requirements. On October 1, 2019, a federal appeals court upheld most of the FCC’s decision, but it directed the agency to give further consideration to several issues and reversed the FCC’s blanket preemption of state rules, holding that such state laws could only be prohibited on a case-by-case basis, and only when they conflict with state or federal policy. No party appealed that decision. On October 27, 2020, the FCC adopted a decision reaffirming other aspects of its earlier decision.  In the meantime, several states have adopted net neutrality requirements of their own. In October 2023, the FCC proposed to reenact “net neutrality” requirements and determine that broadband Internet access service is subject to “common carrier” regulation. The FCC must review comments from the public and issue an order before it could make any changes to its existing rules and policies.  We cannot predict with any certainty the likely timing or outcome of the FCC’s proceeding or how state efforts to adopt net neutrality requirements will continue to evolve.

In addition, the Infrastructure Investment and Jobs Act (“IIJA”), which became law on November 15, 2021, directed the FCC to require broadband service providers to display, in the form of labels, certain information regarding their broadband internet access service plans. On November 17, 2022, the FCC released a decision adopting the IIJA’s requirements.  The decision requires broadband service providers to display, at the point of sale, labels that disclose certain information about broadband prices, introductory rates, data allowances, broadband speeds, and latency. Providers must also include links to information about their network management practices, privacy policies, and the FCC’s Affordable Connectivity Program (“ACP”). The FCC established requirements for the label’s format and display location to ensure consumers can easily compare a provider’s services and services among different providers. These labeling and display rules, however, are not yet in effect. The FCC also is seeking comment on issues related to more comprehensive pricing information, bundled plans, label accessibility for individuals with disabilities, label availability in multiple languages, performance characteristics, service reliability, cybersecurity, network management and privacy, label formatting, and whether providers should submit label information to the FCC.  We cannot predict how a future FCC will address internet service regulation.

The IIJA also required the FCC to adopt rules by November 15, 2023, that address broadband “digital discrimination of access” based on income level, race, ethnicity, color, religion, or national origin. In November 2023, the FCC adopted rules implementing this directive and proposing adoption of additional rules. The FCC’s rules prohibit policies or practices, not justified by genuine issues of technical or economic feasibility, that differentially impact consumers’ access to broadband Internet access service based on income level, race, ethnicity, color, religion or national origin, or are intended to have such differential impact. The FCC has not yet announced the effective date for these new rules. We cannot predict how the FCC’s rules will be interpreted and enforced and how they might impact us or how the FCC’s rules will continue to evolve.

Tier Buy-through

The tier buy through prohibition contained in the 1992 Cable Act generally prohibits cable operators from requiring subscribers to purchase a particular service tier, other than the basic service tier, in order to obtain access to video programming offered on a per channel or per program basis. In general, a cable television operator has the right to select the channels and services that are available on its cable system. With the exception of certain channels that are required to be carried by federal law as part of the basic tier, such as certain local broadcast television channels, the cable operator has broad discretion in choosing the channels that will be available and how those channels will be packaged and marketed to subscribers. In order to maximize the number of subscribers, the cable operator selects channels that are likely to appeal to a broad spectrum of viewers. If Congress or the FCC were to place more stringent requirements on how we package our services, such requirements could have an adverse effect on our profitability. The tier buy-through provision does not apply if the cable operator is subject to effective competition.

Potential Regulatory Changes

The regulation of cable television systems at the federal, state and local levels has substantially changed over the past three decades since enactment of the 1992 Cable Act. Material additional changes in the law and implementing regulatory requirements, both those described above and others, cannot be ascertained with any certainty at this time. For instance, in 2023, the FCC proposed rules that would require cable operators to specify the “all-in” price for service in their promotional materials and on subscribers’ bills, as well as rules that would prohibit cable operators from imposing early termination fees and billing cycle fees on subscribers. Our business could be adversely affected by future changes in regulations.

Regulation of Telecommunication Services

Our telecommunications services are subject to varying degrees of federal, state and local regulation. Pursuant to the Communications Act, the FCC generally exercises jurisdiction over the facilities of, and the services offered by, telecommunications carriers that provide interstate or international communications services. The FCC has extended many of its regulations that apply to traditional telecommunications service to Internet based, or interconnected VoIP phone services, discussed further below. Barring federal preemption, state regulatory authorities retain jurisdiction over the same facilities to the extent that they are used to provide intrastate telecommunications services, as well as facilities solely used to provide intrastate services. Local regulation is largely limited to the management of the occupation and use of county or municipal public rights of way. Various international authorities may also seek to regulate the provision of certain services that originate or terminate outside the U.S. The Internet Freedom Order, discussed above, had reversed the FCC’s earlier Open Internet Order and re characterized broadband Internet access services as information service. Accordingly, broadband internet access service currently is not regulated as a telecommunications service.

Regulation of Local Exchange Operations

Our ILEC subsidiaries are regulated by both federal and state agencies. Our interstate products and services and the regulated telecommunications earnings of all of our subsidiaries are subject to federal regulation by the FCC, and our local and intrastate products and services and the derived regulated earnings are subject to regulation by state public service commissions (“PSC”). ILECs generally are subject to more stringent regulation than CLECs. Federal law imposes a variety of duties on all telecommunications carriers providing local telephone services, including requirements to interconnect with other telecommunications carriers; establish reciprocal compensation arrangements for the completion of calls; permit the resale of services; permit users to retain their telephone numbers when changing carriers; and provide competing carriers access to poles, ducts, conduits and rights-of-way. ILECs are subject to additional duties to offer interconnection at any technically feasible point within their networks on non-discriminatory, cost-based terms; offer co-location of competitors’ equipment at their premises on a non-discriminatory basis; make available some of their network facilities, features and capabilities, referred to as Unbundled Network Elements, on non-discriminatory, cost-based terms; and offer wholesale versions of their retail services for resale at discounted rates. Failure to comply with requirements applicable to ILEC operations could subject us to fines, penalties or other enforcement consequences.

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

Several of our subsidiaries are classified by the FCC as non-dominant carriers with respect to both interstate and international long-distance services and competitive local exchange services. As non-dominant carriers, these subsidiaries’ rates presently are not generally regulated by the FCC, although the rates are still subject to general statutory requirements applicable to all carriers that the rates be just, reasonable and nondiscriminatory. We may file tariffs for certain interstate access charges for these carriers on a permissive basis, but otherwise our interstate services are mandatorily de-tariffed and subject to our ability to enter into relationships with our customers through contracts. Our interstate access services are tariffed and fall within FCC established benchmarks for such services.

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

Regulatory Treatment of VoIP Services

A significant part of our telephony line of business is classified by the FCC as VoIP. At this time, the FCC and state regulators have not classified most IP enabled services as regulated telecommunications services. The FCC has adopted a number of regulations for providers of VoIP services such as ours, including regulations relating to privacy of customer proprietary network information, local number portability duties and benefits, disability access, E911, law enforcement assistance, outage reporting, Universal Service Fund contribution obligations, rural call completion, customer equipment back-up power, robocall mitigation, service discontinuance and certain regulatory filing requirements. Within our VoIP line of business, we currently comply with all applicable regulations that have been issued by the FCC or state regulatory agencies.

The FCC has not yet ruled on whether VoIP services such as ours should be classified as an “information service” or a “telecommunications service” under the Communications Act. State regulatory commissions and legislatures in other jurisdictions may continue to consider imposing regulatory requirements on our voice services as long as the regulatory classification of VoIP remains unsettled at the federal level. At this time, we are unable to predict the impact, if any, that additional regulatory action on these issues will have on our business.

Telemarketing, Robocalls, and Call Blocking

Over the last few decades, the FCC has taken various steps to curb unwanted and illegal telephone calls, including restricting the use of automatic telephone dialing systems and artificial or prerecorded voice messages under the Telephone Consumer Protection Act, establishing the Do-Not-Call registry in coordination with the Federal Trade Commission, and permitting voice service providers to block calls in certain circumstances. In 2019, Congress passed the Pallone-Thune Telephone Robocall Abuse Criminal Enforcement and Deterrence Act (“TRACED Act”) giving the FCC additional tools to combat robocalls. Since the enactment of the TRACED Act, the FCC has issued various rules and policies with respect to caller ID authentication and call blocking. Significantly, voice service providers were required to implement by June 30, 2021 the STIR/SHAKEN caller ID authentication framework in the Internet Protocol portions of their voice networks, subject to certain extensions. The STIR/SHAKEN framework allows service providers to verify that the caller ID information transmitted with a particular call is accurate, which deters illegally spoofing caller ID information. Among other things, voice providers also were required to file a certification in the FCC’s Robocall Mitigation Database (“RMD”) certifying whether they had implemented STIR/SHAKEN. They also must adopt affirmative, effective measures to prevent new and renewing customers from using their network to originate illegal calls, as well as implement robocall mitigation and “know your customer” requirements. Voice service providers and intermediate providers are prohibited from accepting calls directly from a voice service provider or gateway provider that is not listed in the RMD, and must respond to FCC, law enforcement, and industry efforts to “traceback” unlawful traffic. We have implemented STIR/SHAKEN and certified to our compliance in the RMD. Beginning on a date to be announced by the FCC, providers will be required to update their RMD filings with additional information and commitments to combat illegal robocalls. The FCC has several ongoing proceedings that consider additional measures to combat unwanted and illegal telephone calls. At this time, we are unable to predict the impact, if any, that additional regulatory action on these issues will have on our business.

Universal Service

The Federal Universal Service Fund (“USF”) is a support mechanism established by the FCC to ensure that high quality, affordable telecommunications service is available to all Americans. Pursuant to the FCC’s universal service rules, all telecommunications providers and interconnected VoIP providers, including us, must contribute a percentage of their interstate and international end user telecommunications and interconnected VoIP revenues to the USF. The FCC establishes an industry wide quarterly contribution factor, which sets the exact percentage that applies for the given quarter. The contribution factor for the fourth quarter of 2023 is 34.5% of gross assessable interstate and international telecommunications and interconnected VoIP revenues. The contribution rate is reviewed quarterly and may increase or decrease, which would either increase or decrease our contributions to the USF.

The USF is not materially adverse to our business as we currently choose to recover the cost of the contributions from our end user customers, as allowed by FCC rules. However, climbing USF contributions may negatively impact our end users because they effectively make our products more expensive.

Broadband Benefit Programs

The Infrastructure Investment and Jobs Act, which became law on November 15, 2021, created the ACP, a long-term, $14 billion program, to modify and replace the Emergency Broadband Benefit (“EBB”) Program. The FCC officially launched the ACP on December 31, 2021, and the FCC adopted final FCC program rules in January 2022. We elected to participate in the EBB, and have continued to participate in the ACP, so that eligible customers can receive discounted broadband services and devices. At this time, we are unable to predict whether the FCC’s ACP rules, or any other program changes made by the FCC, will impact our decision to continue to participate in the program or have an impact on our business.

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

Customer Proprietary Network Information and Personally Identifiable Information

We are subject to specific customer privacy obligations with respect to our telecommunications, interconnected VoIP and video services. FCC rules protect the privacy of certain information about customers that telecommunications providers, including us, acquire in the course of providing telecommunications and interconnected VoIP services. Such protected information, known as Customer Proprietary Network Information (“CPNI”), includes information related to the quantity, technological configuration, type, destination and the amount of use of a telecommunications offering. Certain states have also adopted state specific CPNI rules.

In addition, statutory protections in Section 222 of the Communications Act apply to our telecommunications services. In addition, FCC regulations apply to our use, disclosure, and protection of CPNI associated with our telecommunications and VoIP telephone service. These requirements generally increase the cost of providing voice service, as providers must implement various safeguards to protect CPNI from unauthorized disclosure. In the Internet Freedom Order, the FCC returned jurisdiction to regulate broadband Internet access service privacy and data security to the Federal Trade Commission, but its October 2023 “net neutrality” proposal, if adopted in a subsequent decision, would reinstate FCC authority and displace Federal Trade Commission authority.

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

Environmental Regulation

We are subject to a variety of federal, state, and local environmental, safety and health laws, and regulations, including those governing such matters as the generation, storage, reporting, treatment, handling, remediation, use, disposal and transportation of and exposure to hazardous materials, the emission and discharge of hazardous materials into the atmosphere, the emission of electromagnetic radiation, the protection of wetlands, historic sites and threatened and endangered species, and health and safety. We also may be subject to laws requiring the investigation and cleanup of contamination at sites we own or operate or at third party waste disposal sites. Such laws often impose joint and strict liability even if the owner or operator did not know of, or was not responsible for, the contamination. We operate several sites in connection with our operations. Our switch sites and some customer premise locations are equipped with backup power sources in the event of an electrical failure. Each of our switch site locations has battery and diesel fuel powered backup generators, and we use batteries to back up some of our customer premise equipment. In addition, some of our sites may have potential contamination risks from historical and surrounding activities. We are not aware of any liability or alleged liability at any owned or operated sites or third party waste disposal sites that would be expected to have a material adverse effect on us.

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

In addition, each of our residential services faces competition from other companies that provide such services on a stand-alone basis. Our residential video service faces competition from other cable and direct broadcast satellite providers that seek to distinguish their services from ours by offering aggressive promotional pricing, exclusive programming, and/or assertions of superior service or offerings. Increasingly, our residential video service also faces competition from companies that deliver content to consumers over the Internet and on mobile devices. This trend has negatively impacted customer demand for our residential video service, especially premium channels and VOD services, and could encourage content owners to seek higher license fees from us in order to subsidize their free distribution of content. Our residential high-speed data and telephony services also face competition from wireless Internet and voice providers, and our residential voice service faces competition from other cable providers, “over-the-top” (“OTT”) phone service and other communication alternatives, including texting, social networking and email. Furthermore, due to consumer electronics innovations, consumers are more readily able to watch such Internet-delivered content on television sets and mobile devices, which could lead to additional “cord-cutting”. We expect these trends to continue in the future.

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

We rely on other companies to connect the calls made by our local telephone customers to the customers of other local telephone providers. These calls are completed because our network is interconnected with the networks of other telecommunications carriers. These interconnection arrangements are mandated by the Communications Act, and the FCC’s implementing regulations. It is generally expected that the Communications Act will continue to undergo considerable interpretation and modification, including the FCC’s potential forbearance from continuing to enforce carriers’ statutory and regulatory interconnection obligations, which could have a negative impact on our interconnection agreements.

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

On October 1, 2019, a federal appeals court upheld most of the FCC’s decision, but it directed the agency to give further consideration to several issues and reversed the FCC’s blanket preemption of state rules, holding that such state laws could only be prohibited on a case-by-case basis, and only when they conflict with state or federal policy.  No party appealed that decision.  On October 27, 2020, the FCC adopted a decision reaffirming other aspects of its earlier decision. In the meantime, several states have adopted net neutrality requirements of their own. In October 2023, the FCC proposed to reenact “net neutrality” requirements and determine that broadband Internet access service is subject to “common carrier” regulation. The FCC must review comments from the public and issue an order before it could make any changes to its existing rules and policies. We cannot predict with any certainty the likely timing or outcome of the FCC’s proceeding or how state efforts to adopt net neutrality requirements will continue to evolve.

In addition, on November 17, 2022, the FCC released a decision requiring broadband service providers to display, at the point of sale, labels that disclose certain information about broadband prices, introductory rates, data allowances, broadband speeds, and latency. Providers must also include links to information about their network management practices, privacy policies, and the FCC’s Affordable Connectivity Program. These rules will come into effect in 2024. The FCC is currently seeking comments on issues related to disclosing such additional information.  We cannot predict which of the proposed rules will take effect or their future impact on our business.

In November 2023, the FCC adopted rules prohibiting policies or practices, not justified by genuine issues of technical or economic feasibility, that differentially impact consumers’ access to broadband Internet access service based on income level, race, ethnicity, color, religion or national origin, or are intended to have such differential impact. The FCC has not yet announced the effective date for these new rules. Given the breadth and newness of the FCC’s rules, we cannot predict how the FCC’s rules will impact us or how the FCC’s rules will continue to evolve.

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

Section 222 of the Communications Act also governs our use of customer proprietary network information (“CPNI”) related to our telecommunications services. In addition, FCC regulations apply to our use, disclosure, and protection of CPNI associated with our telecommunications and VoIP telephone service. In the Restoring Internet Freedom Order, the FCC returned jurisdiction to regulate broadband privacy and data security to the Federal Trade Commission, but its October 2023 “net neutrality” proposal, if adopted in a subsequent decision, would reinstate FCC authority and displace Federal Trade Commission authority. As we continue to provide interactive and other advanced services, additional privacy considerations may arise. Privacy continues to be a major focus of Congress, the Federal Trade Commission, the FCC, the U.S. Department of Commerce, and the states. Additional laws, regulations, or advisory guidelines could affect our ability to use and share customer information under various additional circumstances or generally increase our operating expenses.

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

Crestview owns approximately 38% of our outstanding shares of common stock. Crestview may have interests that are different from or adverse to our other stockholders. For example, Crestview may support proposals and actions with which you may disagree or which are not in your interests or which adversely impact the value of our common stock. Crestview will be able to strongly influence or effectively control our decisions requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions and, through our Board of Directors, the ability to control decision-making with respect to our business direction and policies. This control could have the effect of delaying or preventing a change of control in us or changes in management and could also make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. We have approximately 83.6 million shares of common stock outstanding as of December 31, 2023. Of these shares, all common stock sold in our initial public offering, except for any shares held by our affiliates, are eligible for sale in the public.

All of our shares of common stock currently outstanding may be sold in the public market by existing stockholders subject to applicable volume and other limitations imposed under federal securities laws. Further, holders of approximately 38% of our outstanding common stock have demand and/or piggyback registration rights to require us to register our common stock with the SEC. If we register these shares, the stockholders would be able to sell those shares freely in the public market. In addition, we filed a registration statement registering under the Securities Act the common stock reserved for issuance in respect of incentive awards to our directors, officers and employees. If any of these holders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise capital in the future.

Other Risks

A prolonged economic downturn, especially any downturn in the housing market, may negatively impact our ability to attract new subscribers and generate increased revenues.

We are exposed to risks associated with prevailing macro-economic conditions, such as a recession or economic downturn, higher rates of interest, the ongoing conflicts between Russia and Ukraine and in the Middle East, rising energy rates, consumer credit and debt levels, and other macro-economic factors, which could adversely impact demand for our products and services and have a negative impact on our financial results. In addition, the global financial markets have displayed uncertainty, and at times the equity and credit markets have experienced unexpected volatility, which could cause economic conditions to worsen. In difficult economic conditions, consumers may seek to reduce discretionary spending by foregoing purchases of our services. The expanded availability of free or lower cost competitive services, such as video streaming over the Internet, combined with substitute services, such as wireless phones, may further reduce consumer demand for our services during periods of weak economic conditions. Our ability to gain new subscribers is partially dependent on growth in occupied housing in our service areas, particularly with respect to our greenfield markets, which is influenced by both national and local economic conditions. If the number of occupied homes in our operating areas declines and/or the number of home foreclosures significantly increases, we may be unable to maintain or increase the number of our subscribers.

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

Our Greenfield market expansion strategy faces significant obstacles and uncertainties which may cause us not to realize the financial and strategic goals that we intend to achieve.

There are significant obstacles to our goal of expanding our HSD services in our greenfield expansion markets, some of which are outside of our control, and our failure to successfully execute could materially impact our operations, business, financial results or financial condition.

In connection with our greenfield expansion markets, we may incur significant or unanticipated expenses, fail to attract new customers, face unanticipated levels of competition from other providers, and experience delays in expanding our service offerings to new customers. Additionally, our ability to gain new customers is, to a certain extent, dependent on the pace of households moving residences and new housing construction within our greenfield expansion markets, which are influenced by both national and local economic conditions. Unfavorable general macroeconomic conditions, such as a recession or economic slowdown in the United States, heightened inflation, or slowness in the housing market could negatively affect the expected expansion of our HSD services.

Further, our greenfield expansion strategy involves significant capital expenditures.  Our ability to make these investments is dependent on generating sufficient cash flow from operations and our ability to service our substantial indebtedness.  The buildout of our fiber network in new markets is also subject to federal, state and local regulation. Local zoning authorities and community organizations are often opposed to construction in their communities and obtaining local permits and complying with these regulations can delay, prevent or increase the cost of new construction, thereby limiting our ability to expand in new markets. We may also experience increased costs of labor due to continued inflation or labor shortages, which would significantly reduce the return on our investment. If any of these events were to occur, our greenfield expansion strategy may be unsuccessful and we may experience a material negative effect on our operations, business, financial condition and results of operations.

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

As network and information systems and other technologies are critical to our operating activities, network or information system shutdowns caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, “cyber-attacks,” denial of service attacks and other malicious activity pose increasing risks. Our network and information systems are also vulnerable to damage or interruption from power outages, terrorist attacks and other similar events which could have an adverse impact on us and our customers, including degradation of service, service disruption, excessive call volume to call centers and damage to our network, equipment, data and reputation. Similarly, the operations of our partners and other third parties with which we work are also susceptible to the same risks. The occurrence of such an event also could result in large expenditures necessary to repair or replace such networks or information systems or to protect them from similar events in the future. Significant incidents could result in a disruption of our operations, customer dissatisfaction or a loss of customers or revenues. To date, these events have not resulted in material impairment of any business operations.

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

We maintain insurance related to cybersecurity risks, but this insurance may not be sufficient to cover all of our losses from any breaches or other adverse consequences related to a cybersecurity-event. Any of these events could have a material adverse effect on our business, prospects, financial condition, operating results, and cash flows, or a negative impact to our reputation could cause us to suffer other negative consequences. For example, we may incur remediation costs (such as liability for stolen assets or information, repairs of system damage, and incentives to customers or business partners in an effort to maintain relationships after an attack); increased cybersecurity protection costs (which may include the costs of making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants); lost revenues resulting from the unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation and legal risks (including regulatory actions by state and federal governmental authorities); increased insurance premiums; reputational damage that adversely affects customer or investor confidence; and damage to the company’s competitiveness, stock price, and diminished long-term shareholder value. To date, such events have not resulted in the material impairment of any business operations.

Any damage to our reputation or brand image could adversely affect our business, financial condition or results of operations.

Maintaining a positive reputation and brand image are important factors impacting our ability to sell our products and services. The speed at which negative publicity is disseminated has increased dramatically through social media, websites and blogs. Our success in maintaining a positive brand image depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary in any media outlet could damage our reputation and reduce the demand for our products and services, which would adversely affect our business. Our reputation or brand image could be adversely impacted by negative publicity, commentary or communications (whether or not valid), including related to the following topics: our failure to maintain high ethical and social practices in all of our operations and activities; our failure to be perceived as appropriately addressing matters of social responsibility; our use of social media; or public perception of statements or positions made or taken by us, including our executives and associates.

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

We may face risks related to public health threats or outbreaks of communicable diseases. A global health crisis could adversely affect the United States and global economies and limit the ability of enterprises to conduct business for an indefinite period of time. A public health crisis may negatively impact the global economy, disrupt financial markets and international trade, and result in increased unemployment levels and impact global supply chains, all of which could have the potential to impact our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We believe cybersecurity is a critical component of our overall approach to developing, implementing, and maintaining a security environment that safeguards our information systems and protects the confidentiality and integrity of our data. We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. These risks include, among other things: operational risks, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.

Cybersecurity Risk Management and Strategy

The Company integrates cybersecurity into its overall approach to Enterprise Risk Management through a continuous evaluation of our environment for risks that could impact our overall posture. The Company’s policies and procedures to address cybersecurity risks and threats are developed in conjunction with industry standards, best practices, and regulatory requirements. We ensure all employees and contractors are aware of cybersecurity risks through regular communication and required annual trainings.

We have an enterprise-wide information security program designed to identify, protect, detect, respond to and manage reasonably foreseeable cybersecurity risks and threats. To protect our information systems from cybersecurity threats, we use various security tools that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting, monitoring and next-gen detection platforms, security automation orchestration and response, and protection platforms designed to stop initial malicious activity. We also maintain a third-party security program to identify, prioritize, assess, mitigate and remediate third party risks; however, we have a shared responsibility model with these third parties and require them to implement security programs commensurate with their risk. We cannot ensure that in all circumstances their efforts will be successful.

We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. We use a widely adopted risk quantification model to identify, measure and prioritize cybersecurity and technology risks and develop related security controls and safeguards. We conduct regular reviews and tests of our information security program and leverage audits by our internal audit team, tabletop exercises, penetration and vulnerability testing, red team exercises, simulations, and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning. We also engage a third-party vendor to conduct an annual payment card industry data security certification of our security controls protecting payment information, as well as third-party penetration testing of our cardholder environment and related systems. The results of these assessments are reported to the Audit Committee.

Our systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information (of third parties, employees, and our customers) and other data, confidential information or intellectual property. However, to date these incidents have not had a material impact on our service, systems or business. Any significant disruption to our service or access to our systems could result in a loss of customers and adversely affect our business and results of operations. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputational risk, which could have a negative effect on our business, financial condition and results of operations.

To manage risks posed by third party vendors, the Company requires mutual non-disclosure agreements and master service agreements which include minimum requirements related to cybersecurity, data security, and breach of reporting.  Potential threats posed by third party vendors are assessed according to potential level of impact and risk to our overall cybersecurity. Additionally, we obtain SOC-1 Type II and SOC-2 reports from vendors with a financial reporting impact.

Cybersecurity Governance

The Senior Director of Information Security and IT Compliance and the Senior Vice President of Information Technology report to our Chief Technology Officer, who is responsible for overseeing the information security program. The Senior Director of Information Security and IT Compliance is a Certified Information Systems Security Professional with over 20 years of experience in cybersecurity, including continuous cybersecurity threat and risk monitoring.  Team members who support our information security program have relevant educational and industry experience; these include but are not limited to: offensive security, advanced incident response, and advanced detection development. The teams provide regular reports to senior management and other relevant teams on various cybersecurity threats, assessments, and findings.

The Board oversees our annual enterprise risk assessment, which is completed with the assistance of third party consultants, where we assess key risks within the company, including security and technology risks and cybersecurity threats. Members of the Audit Committee receive updates on a quarterly basis from management, including from the Chief Technology Officer, regarding matters of cybersecurity. These updates include existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives. Our Board members also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

Any cybersecurity incidents are immediately reported to the Core Incident Response Team (“Core IRT”) which includes key members of management from across the organization. The Core IRT will communicate the incident and potential risks to the Chief Executive Officer.  The Core IRT and CEO will determine if the incident should be communicated to the Board of Directors. Any incident that is reported to the Board of Directors includes continuous follow-up as well as detailed documentation provided to the Audit Committee. To date, the Company has not experienced a material cybersecurity incident.

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

Holders of our Common Stock

As of December 31, 2023, there were 27 holders of record of WOW’s common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees. The transfer agent and registrar for our common stock is Equiniti Trust Company, LLC.

Dividend Policy

No dividends have been declared or paid on our shares of common stock. We currently intend to retain all available funds and any future earnings for use in operations of our business, and therefore we do not anticipate paying any cash dividend in the foreseeable future.

Performance Graph

The graph below shows the cumulative total return on WOW’s common stock for a 5-year period in comparison to the cumulative total return on the Standard & Poor’s 500 Index and a peer group consisting of the national cable operators that are most comparable to us in terms of size and nature of operations. The Company’s 2023 peer group consists of Comcast, Charter, Cable One, Inc and Altice USA, Inc. The results shown assume that $100 was invested on December 31, 2018. These indices are included for comparative purposes only and do not reflect whether it is management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, nor are they intended to forecast or be indicative of future performance of WOW’s common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
WideOpenWest, Inc.
S&P 500 - Total Return
Peer Group
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023

ASSUMES $100 INVESTED ON DEC.31,2018
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC.31,2023

Recent Sales of Unregistered Securities

During the year ended 2023, there were no unregistered sales of securities of the registrant.

Purchases of Equity Securities by Issuer

The following table presents WOW’s purchases of equity securities completed during the fourth quarter of 2023 (dollars in millions, except per share data).

				Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet be
	Number of Shares	Average Price	Purchased as Part of Publicly	Purchased Under the Plans
Period	Purchased (1)	Paid per Share	Announced Plans or Programs	or Programs (in millions)
October 1 - 31, 2023	560	$7.04	—	$—
November 1 - 30, 2023	78,164	$4.00	—	$—
December 1 - 31, 2023	1,669	$4.05	—	$—
(1)	Represents shares withheld from employees for the payment of taxes upon the vesting of restricted stock awards for the months of October, November and December 2023, respectively.

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

Overview

We are one of the nation’s leading broadband providers offering an expansive portfolio of advanced services, including high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential customers and offer a full range of products and services to business customers. Our services are delivered across 16 markets via our efficient, advanced hybrid fiber-coax (“HFC”) network. Our footprint covers certain suburban areas within the states of Alabama, Florida, Georgia, Michigan, South Carolina and Tennessee. At December 31, 2023, our broadband networks passed 1.9 million homes and businesses and served 504,100 customers.

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

We continue to experience strong demand for our HSD service. For the year ended December 31, 2023, the average percentage of HSD only new connections was approximately 89% and 87% for 2023 and 2022, respectively. Customers also connected at higher speeds with approximately 78% of HSD only new connections purchasing 500MB or higher speeds during the year ended December 31, 2023, representing an increase of 7% compared to the year ended December 31, 2022.

Throughout 2023, WOW focused on its market expansion strategy by building out its network in locations adjacent and nonadjacent to its existing network and bringing its state-of-the-art all IP fiber technology and award-winning customer service to those markets. During 2023, WOW launched services in the communities of Altamonte Springs Wekiwa Springs, Casselberry, and Forest City in Florida as well as Headland, Alabama and Mauldin, SC. As of December 31, 2023, we had widespread construction underway across the Central Florida communities of Fern Park, Lake Mary, Longwood, Ocoee, Sanlando Springs, and Winter Springs. We recently announced our plans to expand into Hernando County, Florida, Livingston, Genesee, and Oakland Counties in Michigan, and Anoka and Ramsey Counties in Minnesota.

Key Transactions Impacting Operating Results and Financial Condition

Share Repurchase Program

On October 4, 2022, our Board of Directors authorized us to repurchase up to $50.0 million of our outstanding common stock. The Company completed the Share Repurchase Program in June 2023 with approximately 4.9 million shares purchased for $50.4 million (including commissions). Of the total, we repurchased 3.7 million shares for approximately $38.1 million during the year ended December 31, 2023.

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

Refinancing of the Term B Loans and Revolving Credit Facility

On December 20, 2021, the Company entered into a secured credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and issuing bank (the “Credit Agreement”).  The Credit Agreement consists of (i) a Senior Secured Term B Loan in an aggregate principal amount of $730.0 million (“Term B Loan”) and (ii) a $250.0 million revolving credit commitment (“Revolving Credit Facility” together with the Term B Loan, the “Senior Secured Credit Facility”). The Term B Loan matures in December 2028 and bears interest at a rate equal to SOFR plus 3.00%, subject to a 50 basis point floor, and the Revolving Credit Facility bears interest at a rate equal to SOFR plus 2.75% and matures in December 2026. The Term B Loan and Revolving Credit Facility are secured on a first-priority basis by a lien on substantially all of the Company’s assets, subject to certain exceptions and permitted liens.

Crestview Investment

A significant block of the Company’s outstanding shares are held by affiliates of Crestview Partners, LLC (“Crestview”), a private equity firm based in New York. As of December 31, 2023, approximately 38% of our outstanding common shares were held by Crestview.

Critical Accounting Estimates

In the preparation of our consolidated financial statements, we are required to make estimates, judgments and assumptions that we believe are reasonable based upon the information available, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Critical accounting estimates are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe the following accounting estimates are the most critical in the preparation of our consolidated financial statements because of the judgment necessary to account for these matters and the significant estimates involved, which are susceptible to change.

Property, Plant and Equipment

Carrying Value. The net carrying value of our property, plant and equipment was $830.4 million and $725.8 million, representing approximately 55% and 42% of our total assets at December 31, 2023 and 2022, respectively.

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

Impairment of Property, Plant and Equipment. Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. No impairments of long-lived assets were recorded for the years ended December 31, 2023, 2022 and 2021.

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

Franchise Operating Rights. The net carrying value of our franchise operating rights was $278.3 million and $585.1 million for the years ended December 31, 2023 and 2022, representing approximately 18% and 34% of total assets, respectively. See Note 6 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for further discussion of how we value and evaluate franchise operating rights for impairment.

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

We evaluate the recoverability of our franchise operating rights at least annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. As a result of the 2023 analysis, we identified ten franchise operating rights assets in which the fair value was less than the carrying value and recognized an impairment charge equal to the difference. We recognized impairment charges $306.8 million, $35.0 million, and nil for the years ended December 31, 2023, 2022 and 2021, respectively.

Goodwill. The net carrying value of goodwill was $225.1 million for both years ended December 31, 2023 and 2022, representing approximately 15% and 13% of total assets, respectively. See Note 6 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for further discussion of how we value and evaluate goodwill for impairment.

Similar to franchise operating rights, we evaluate the recoverability of our goodwill annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. No such impairment charges were recognized for the years ended December 31, 2023, 2022 and 2021 as the result of the annual impairment test indicated the fair value of our goodwill exceeded the carrying value.

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

From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and dispositions, including dispositions designed to be tax free, issues related to consideration paid or received, investments and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We prepare and file tax returns based on interpretation of tax laws and regulations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax, interest, and penalty assessments by these taxing authorities. In determining our income tax provision for financial reporting purposes, we establish a reserve for uncertain income tax positions unless such positions are determined to be more likely than not of being sustained upon examination, based on their technical merits. That is, for financial reporting purposes, we only recognize tax benefits taken on the tax return that we believe are more likely than not of being sustained. There is considerable judgment involved in determining whether positions taken on the tax return are more likely than not of being sustained.

We adjust our tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations, and interpretations. The consolidated income tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. Our policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of income tax provision.

Homes Passed and Subscribers

We report homes passed as the number of serviceable addresses, such as single residence homes, apartments and condominium units, and businesses passed by our broadband network and listed in our database. We report total subscribers as the number of subscribers who receive at least one of our HSD, Video or Telephony services, without regard to which or how many services they subscribe. We define each of the individual HSD subscribers, Video subscribers and Telephony subscribers as a revenue generating unit (“RGU”). The following table summarizes homes passed, total subscribers and total RGUs for our services as of each respective date:

	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2022	2023	2023	2023	2023
Homes passed	1,886,000	1,885,700	1,892,600	1,905,600	1,932,200
Total subscribers	530,600	527,300	522,400	517,400	504,100
HSD RGUs	511,600	508,700	507,800	503,400	490,100
Video RGUs	123,200	117,100	110,000	100,800	90,800
Telephony RGUs	89,900	87,700	85,300	82,700	79,500
Total RGUs	724,700	713,500	703,100	686,900	660,400

The following table displays the homes passed and subscribers related to the Company’s edge-out activities:

	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2022	2023	2023	2023	2023
Homes passed	81,100	85,600	92,800	106,700	129,600
Total subscribers	20,300	21,200	23,200	25,800	28,100
HSD RGUs	20,200	21,100	22,900	25,600	27,900
Video RGUs	6,900	6,900	7,000	7,000	7,100
Telephony RGUs	2,900	2,900	3,100	3,600	3,800
Total RGUs	30,000	30,900	33,000	36,200	38,800

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

Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our broadband networks were 93% and 92% of total revenue for the years ended December 31, 2023 and 2022, respectively. The remaining percentage of total revenue represents non-subscription revenue primarily from other business services, late fees, advertising placement and line assurance warranty services.

Costs and Expenses

Our expenses primarily consist of operating, selling, general and administrative expenses, depreciation and amortization expense, and interest expense.

Operating expenses primarily include programming costs, data costs, transport costs and network access fees related to our HSD, Video and Telephony services, hardware/software expenses, network operations and maintenance services, customer service and call center expenses, bad debt, billing and collection expenses and franchise and other regulatory fee.

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

Results of Operations

The following table summarizes our results for the year ended December 31, 2023 compared to the year ended December 31, 2022:

	Year ended
	December 31,
	2023	2022

	(in millions)
Revenue	$686.7	$704.9
Costs and expenses:
Operating (excluding depreciation and amortization)	301.0	327.0
Selling, general and administrative	200.4	165.4
Depreciation and amortization	193.5	178.2
Impairment losses on intangibles	306.8	35.0
	1,001.7	705.6
Loss from operations	(315.0)	(0.7)
Other income (expense):
Interest expense	(71.1)	(38.7)
Other income, net	2.3	16.6
Loss before provision for income tax	(383.8)	(22.8)
Income tax benefit	96.1	20.3
Net loss	$(287.7)	$(2.5)

Revenue

Total revenue decreased $18.2 million, or 3%, during the year ended December 31, 2023 compared to the year ended December 31, 2022.

	Year ended
	December 31,
	2023	2022

	(in millions)
Residential subscription	$523.2	$537.7
Business services subscription	112.4	111.0
Total subscription	635.6	648.7
Other business services	21.0	21.2
Other	30.1	35.0
Total revenue	$686.7	$704.9

Subscription Revenue

Total subscription revenue decreased $13.1 million, or 2%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily driven by a $37.6 million shift in service offering mix, as we continue to experience a reduction in Video and Telephony RGUs, and an $18.4 million decrease in volume across all services. The decrease was partially offset by a $42.9 million increase in average revenue per unit (“ARPU”), driven by rate increases issued in 2023, coupled with the purchase of higher HSD speed tiers. ARPU is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period.

Other Business Services

Other business services revenue decreased $0.2 million, or 1%, during the year ended December 31, 2023 compared to year ended December 31, 2022. The decrease was primarily due to decreases in data center revenue.

Other

Other revenue decreased $4.9 million, or 14%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease is primarily due to decreases in advertising, other miscellaneous and line assurance revenue, partially offset by increases in paper statement revenue. During the year ended December 31, 2022, the Company had a one-time receipt of government grant revenue that was recognized in other miscellaneous revenue.

Operating Expenses (Excluding Depreciation and Amortization)

Operating expenses (excluding depreciation and amortization) decreased $26.0 million, or 8%, during the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease was primarily driven by decreases in direct operating expenses, specifically programming expenses of $21.5 million, which aligns with the reduction in Video RGUs between periods and increases in capitalized labor and a decrease in compensation expenses, partially offset by increases in bad debt expense and hardware and software costs.

Incremental Contribution

Incremental contribution is defined as subscription services revenue less costs directly incurred from third parties in connection with the provision of such services to our customers (service direct expense). Incremental contribution increased $5.4 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase is primarily related to the increase in HSD revenue combined with the reduction in service direct expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $35.0 million, or 21%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase is primarily attributable to the patent litigation settlement, increases in restructuring costs associated with employee severance charges and professional service fees, partially offset by a reduction in stock compensation expense and certain cash compensation expenses.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $15.3 million, or 9%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase is primarily attributable to increases of equipment placed into service as we continue to expand our network.

Impairment Losses on Intangibles

The Company recognized a non-cash impairment charge related to its franchise operating rights of $306.8 million and $35.0 million for the years ended December 31, 2023 and 2022, respectively. The total impairment charge for the year ended December 31, 2023 was recognized as a result of interim impairment assessments completed during the second, third and fourth quarters that each resulted in a non-cash impairment charge. The charges are primarily due to declining cash flows and an increase in the discount rate, combined with the decline in the Company’s common stock price. If the common stock price continues to decrease or the Company experiences a significant decrease in cash flow, then the Company may incur future non-cash impairment charges on its franchise operating right assets. See Note 6 – Franchise Operating Rights & Goodwill for discussion of non-cash impairment charges for the years ended December 31, 2023 and 2022.

Interest Expense

Interest expense increased $32.4 million, or 84%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase is primarily due to higher interest rates and additional borrowings on the revolving credit facility during the year ended December 31, 2023.

Other Income, net

Other income decreased $14.3 million, or 86%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease is primarily due to the decline in services provided under the transition services agreements entered into in connection with our 2021 asset sales described further below. As of December 31, 2023, the agreements with both buyers have ended.

Income Tax Benefit

We reported total income tax benefit of $96.1 million and $20.3 million for the years ended December 31, 2023, and 2022, respectively. The change is primarily related to a decrease in income before tax relating to impairments and additional valuation allowance related to federal and state carryforwards.

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

The following table provides a reconciliation of incremental contribution to income from operations, which is the most directly comparable GAAP measure, for the periods presented:

	Year ended
	December 31,
	2023	2022

	(in millions)
Loss from operations	$(315.0)	$(0.7)
Revenue (excluding subscription revenue)	(51.1)	(56.2)
Other non-allocated operating expense (excluding depreciation and amortization)	160.7	168.2
Selling, general and administrative	200.4	165.4
Depreciation and amortization	193.5	178.2
Impairment losses on intangibles	306.8	35.0
Incremental contribution	$495.3	$489.9

Previously Disclosed Results of Operations

For a complete narrative of our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022.

Liquidity and Capital Resources

Overview

Our primary funding requirements are for our ongoing operations, capital expenditures, outstanding debt obligations, including lease agreements, and strategic investments. At December 31, 2023, the principal amount of our outstanding consolidated debt aggregated to $934.5 million, of which $18.8 million is classified as current in our consolidated balance sheet as of such date. As of December 31, 2023, we had borrowing capacity of $44.3 million under our Revolving Credit Facility.

We are required to prepay principal amounts if we generate excess cash flow, as defined in the Credit Agreement. As of December 31, 2023, we had $23.4 million of cash and cash equivalents. We believe that our existing cash balances, available borrowing capacity under our Revolving Credit Facility, and operating cash flows will provide sufficient resources to fund our obligations and anticipated liquidity requirements over the next 12 months.

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

Contractual Obligations

We have obligations to make future payments for goods and services under certain contractual arrangements. These contractual obligations secure the future rights to various assets and services to be used in the normal course of our operations. In accordance with GAAP, the future rights and obligations pertaining to firm commitments, such as operating lease obligations and certain contractual purchase obligations, are not reflected as assets or liabilities in the accompanying consolidated balance sheets. The long term debt obligations are our principal payments on cash debt service obligations. Finance lease obligations are future lease payments on certain equipment and vehicles. Operating lease obligations are the future minimum rental payments required under the operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2023.

The following table summarizes certain of our obligations as of December 31, 2023 and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment due by period
	Total	2024	2025 - 2026	2027 - 2028	Thereafter

	(in millions)
Long term debt obligations(1)	$916.4	$7.3	$215.6	$693.5	$—
Finance lease obligations	26.8	12.2	12.2	2.4	—
Operating lease obligations(2)	26.9	5.5	9.4	6.1	5.9
Total	$970.1	$25.0	$237.2	$702.0	$5.9
(1)	Interest payments associated with our variable-rate debt have not been included in the table. Assuming that our $916.4 million of variable-rate Senior Secured Credit Facilities as of December 31, 2023 is held to maturity, and utilizing interest rates in effect at December 31, 2023, our annual interest payments (including commitment fees and letter of credit fees) on variable rate Senior Secured Credit Facilities as of December 31, 2023 is anticipated to be approximately $77.3 million for fiscal year 2024, $152.4 million for fiscal years 2025-2026, and $115.0 million for the fiscal years 2027-2028. Our Revolving Credit Facility and Term B Loans mature in December 2026 and December 2028, respectively. The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of December 31, 2023.
(2)	In addition to the above operating lease obligations, we also rent utility poles used in our operations. Generally, pole rentals are cancellable on short notice, but we anticipate that such rentals will recur. Rent expense for pole rental attachments was approximately $7.1 million, $5.5 million and $6.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Operating, Investing, and Financing Activities

Operating Activities

Net cash provided by operating activities increased $101.3 million from $33.8 million for the year ended December 31, 2022 to $135.1 million for the year ended December 31, 2023. The increase is primarily due to the income tax payment associated with the sale of the Chicago, Illinois, Evansville, Indiana, and Baltimore, Maryland markets, which the Company paid during the second quarter of 2022.

Investing Activities

Net cash used in investing activities was $165.8 million for the year ended December 31, 2022 compared to $268.8 million for the year ended December 31, 2023. The change is primarily due to the increase in capital expenditures related to the build out of our greenfield initiatives.

We have ongoing capital expenditure requirements related to the maintenance, expansion and technological upgrades of our network infrastructure. Capital expenditures are funded primarily through a combination of cash on hand and cash flow from operations. Our capital expenditures were $268.9 million and $167.2 million for years ended December 31, 2023 and December 31, 2022, respectively. The $101.7 million increase from the year ended December 31, 2022 to the year ended December 31, 2023 is primarily related to increases in line extensions and scalable infrastructure as we focus on market expansion in locations adjacent and non-adjacent to our existing network.

The following table sets forth additional information regarding our capital expenditures for the periods presented:

	Year Ended
	December 31,
	2023	2022

	(in millions)
Capital Expenditures
Scalable infrastructure(1)	$80.1	$39.4
Customer premise equipment(2)	65.7	64.6
Line extensions(3)	70.2	26.8
Support capital and other(4)	52.9	36.4
Total	$268.9	$167.2
Capital expenditures included in total related to:
Greenfields(5)	$105.0	$21.5
Edge-outs(6)	$13.4	$4.7
Business services(7)	$14.0	$11.6
(1)	Scalable infrastructure includes costs, not directly related to customer acquisition activity, to support new customer growth and provide service enhancements (e.g., headend equipment).
(2)	Customer premise equipment includes equipment and installation costs incurred to deliver services to residential and business services customers. CPE includes the costs of acquiring and installing our set-top boxes and modems, as well as the cost of customer connections to our network.
(3)	Line extensions include costs associated with new home development within our footprint and edge-outs (e.g., fiber / coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(4)	Support capital and other includes costs to modify or replace existing HFC network, including enhancements, and all other costs to support day-to-day operations, including land, buildings, vehicles, office equipment, tools and test equipment.
(5)	Greenfields represent costs associated with building our fiber technology network in locations non-adjacent to our existing network.
(6)	Edge-outs represent costs to extend our network into new adjacent service areas, including the associated CPE.
(7)	Business services represent costs associated with the build-out of our network to support business services customers, including the associated CPE.

Financing Activities

Net cash provided by financing activities increased $156.3 million from cash used in financing activities of $30.2 million for the year ended December 31, 2022 to cash provided by financing activities of $126.1 million for the year ended December 31, 2023. The increase is primarily attributable to an increase in net borrowings of $183.2 million partially offset by an increase in stock repurchases of $26.9 million during the year ended December 31, 2023 compared to the year ended December 31, 2022.

New Accounting Pronouncements

See Part II-Item 8 Financial Statements and Supplementary Data, Note 2 – Summary of Significant Accounting Policies, “Recently Adopted Accounting Pronouncements” for a description of new accounting pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of December 31, 2023, borrowings under our Term B Loans and Revolving Credit Facility bear interest at SOFR plus 3.00% and SOFR plus 2.75%, respectively.  As of December 31, 2023, our Senior Secured Credit Facility is variable rate debt. A hypothetical 100 basis point (1%) change in SOFR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of December 31, 2023) would result in an annual interest expense charge of up to approximately $9.2 million under our Senior Secured Credit Facility.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2023.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. Our management, under the supervision and with the participation of the Certifying Officers, assessed the effectiveness of the design and operation of our internal controls over financial reporting as of December 31, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

BDO USA, P.C, the Company’s independent registered public accounting firm, provides an independent audit of the consolidated financial statements and internal control over financial reporting. Their accompanying audit report on the Company’s internal controls over financial reporting is set forth in this Annual Report.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

WideOpenWest, Inc.

Englewood, Colorado

Opinion on Internal Control over Financial Reporting

We have audited WideOpenWest, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated March 13, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying, Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, P.C.

Atlanta, Georgia

March 13, 2024

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended December 31, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, were as follows:

			Trading Arrangement
			Rule	Non-Rule	Total Shares	Expiration
Name and Title	Action	Date	10b5-1(1)	10b5-1(2)	to be Sold	Date
Don Schena, Chief Customer Experience Officer	Adopted	November 11, 2023	X		100,000	3/31/2025
Teresa Elder, Chief Executive Officer	Adopted	December 13, 2023	X		260,000	3/13/2025

On November 11, 2023, Donald Schena, the Company’s Chief Customer Experience Officer, entered into a prearranged stock selling plan for the sale of up to 100,000 shares of the Company’s common stock between March 1, 2024 and March 31, 2025. Mr. Schena’s trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act of 1934, as amended, and the Company's policies regarding insider transactions.

On December 13, 2023, Teresa Elder, the Company’s Chief Executive Officer and a member of our Board of Directors, entered into a prearranged stock selling plan for the sale of up to 260,000 shares of the Company’s common stock between March 13, 2024 and March 13, 2025. Ms. Elder’s trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act of 1934, as amended, and the Company's policies regarding insider transactions.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2023.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), all of which is incorporated by reference: “Directors, Executive Officers and Corporate Governance,” “Certain Relationship and Related Party Transactions,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a written General Code of Ethics (“General Code of Ethics”) which applies to all of our directors, officers and other employees, including our principal executive officer, principal financial officer and controller. In addition, we have adopted a written Code of Ethics for Executive Officers and Principal Accounting Personnel (“Senior Officer Code of Ethics”) which applies to our principal executive officer, principal financial officer, controller and other designated members of our management. Copies of each code are available on our corporate website www.wowway.com. We intend to promptly disclose on our website or in a Current Report on Form 8-K in the future (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the Senior Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Conduct that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver.

Item 11.  Executive Compensation

The information required by this item is set forth under the following captions in the 2024 Proxy Statement, all of which is incorporated by reference: “Executive Compensation,” “2023 Summary Compensation Table,” “Grants of Plan-Based Awards in 2023,” “Outstanding Equity Awards at 2023 Fiscal Year-End,” “Option Exercises and Equity Unites Vested in 2023,” “Non-Qualified Deferred Compensation in 2023,” “Pay Vs Performance,” “Potential Payments Upon Termination or Change in Control,” “Change in Control and Severance Payments as of December 31, 2023,” “Chief Executive Officer Pay Ratio,” and “Compensation Committee Report.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the following captions in the 2024 Proxy Statement, all of which is incorporated by reference: “Ownership of Certain Beneficial Owners and Management” and “Directors, Executive Officers and Corporate Governance – Equity Compensation Plans.”

Item 13.  Certain Relationships and Related Transactions, and Manager Independence

The information required by this item is set forth under the following captions in the 2024 Proxy Statement, all of which is incorporated by reference: “Directors, Executive Officer, and Corporate Governance” and “Certain Relationships and Related Party Transactions.”

Item 14.  Principal Accounting Fees and Services

The information required by this item is set forth under the caption “Proposals” in the 2024 Proxy Statement, which is incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)Financial Statements/Schedules

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

Shareholders and Board of Directors

WideOpenWest, Inc.

Englewood, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of WideOpenWest, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 13, 2024 expressed an unqualified opinion thereon.

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

Determining the Fair Value of Certain Franchise Operating Rights

As described in Notes 2 and 6 to the consolidated financial statements, the carrying amount of the Company’s franchise operating rights was $278.3 million as of December 31, 2023. The Company evaluates the recoverability of its franchise operating rights annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that it is more likely than not that the franchise operating rights’ carrying value exceeds its estimated fair value.

The Company estimates the fair value of each franchise operating right using the multi-period excess earnings method, including estimates and assumptions related to forecasted revenue growth rates, customer attrition (churn) rates, and the discount rate. For the year ended December 31, 2023, impairment charges of $306.8 million were recorded as a result of the Company’s annual and interim impairment tests.

For the franchise operating rights assessed for impairment, we identified the (i) forecasted revenue growth rates and customer attrition (churn) rates for high-speed data customers and (ii) the discount rate to be a critical audit matter. These assumptions required a high degree of auditor judgment and increased extent of effort when performing the audit procedures to evaluate the reasonableness of management’s forecasted high-speed data growth rates, high-speed data customer attrition (churn) rates, and discount rate.

The primary procedures we performed to address this critical audit matter included:

●	Inquiring of management to understand the process for developing the forecasted high-speed data revenue growth rates and customer attrition (churn) rates and evaluating the consistency of the assumptions used with evidence obtained in other areas of the audit.
●	Evaluating the reasonableness of management’s forecasted revenue growth rates for high-speed data customers by comparing management’s estimate of forecasted revenue growth rates for high-speed data customers to (i) the trend of recent revenue growth rates within the respective market and (ii) industry reports.
●	Evaluating the reasonableness of management’s forecasted customer attrition (churn) rates for high-speed data customers by comparing to the trend of recent high-speed data customer attrition (churn) rates within the respective market.
●	Utilizing our valuation professionals to assist in evaluating the reasonableness of the Company’s discount rate by (i) testing the source information underlying the determination of the discount rate, (ii) testing the mathematical accuracy of the calculations; and (iii) developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2012.

Atlanta, Georgia

March 13, 2024

WideOpenWest, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2023	2022

	(in millions, except share data)
Assets
Current assets
Cash and cash equivalents	$23.4	$31.0
Accounts receivable—trade, net of allowance for doubtful accounts of $6.7 and $4.3, respectively	38.8	39.9
Accounts receivable—other, net	9.5	12.2
Prepaid expenses and other	38.5	37.8
Total current assets	110.2	120.9
Right-of-use lease assets—operating	20.1	15.0
Property, plant and equipment, net	830.4	725.8
Franchise operating rights	278.3	585.1
Goodwill	225.1	225.1
Intangible assets subject to amortization, net	1.0	1.3
Other non-current assets	49.6	44.2
Total assets	$1,514.7	$1,717.4
Liabilities and stockholders’ equity
Current liabilities
Accounts payable—trade	$59.5	$46.1
Accrued interest	1.6	0.1
Current portion of long-term lease liability—operating	4.3	4.9
Accrued liabilities and other	60.0	68.7
Current portion of long-term debt and finance lease obligations	18.8	17.7
Current portion of unearned service revenue	25.4	27.2
Total current liabilities	169.6	164.7
Long-term debt and finance lease obligations, net of debt issuance costs —less current portion	915.7	725.0
Long-term lease liability—operating	18.0	11.6
Deferred income taxes, net	125.7	225.3
Other non-current liabilities	27.5	15.7
Total liabilities	1,256.5	1,142.3
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 98,594,629 and 96,830,312 issued as of December 31, 2023 and December 31, 2022, respectively; 83,557,786 and 86,417,733 outstanding as of December 31, 2023 and December 31, 2022, respectively	1.0	1.0
Additional paid-in capital	391.8	374.7
Retained earnings	20.3	308.0
Treasury stock at cost, 15,036,843 and 10,412,579 shares as of December 31, 2023 and December 31, 2022, respectively	(154.9)	(108.6)
Total stockholders’ equity	258.2	575.1
Total liabilities and stockholders’ equity	$1,514.7	$1,717.4

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31,
	2023	2022	2021

	(in millions, except per share and share data)
Revenue	$686.7	$704.9	$725.7
Costs and expenses:
Operating (excluding depreciation and amortization)	301.0	327.0	376.4
Selling, general and administrative	200.4	165.4	175.2
Depreciation and amortization	193.5	178.2	169.3
Impairment losses on intangibles	306.8	35.0	—
	1,001.7	705.6	720.9
(Loss) income from operations	(315.0)	(0.7)	4.8
Other income (expense):
Interest expense	(71.1)	(38.7)	(93.5)
Loss on early extinguishment of debt	—	—	(3.2)
Other income, net	2.3	16.6	9.5
Loss before provision for income tax	(383.8)	(22.8)	(82.4)
Income tax benefit	96.1	20.3	13.8
Loss from continuing operations	(287.7)	(2.5)	(68.6)
Discontinued Operations (Note 18)
Income from discontinued operations, net of tax	—	—	839.1
Net (loss) income	$(287.7)	$(2.5)	$770.5

Basic and diluted (loss) earnings per common share - continuing operations
Basic	$(3.53)	$(0.03)	$(0.83)
Diluted	$(3.53)	$(0.03)	$(0.83)
Basic and diluted earnings per common share - discontinued operations
Basic	$—	$—	$10.14
Diluted	$—	$—	$10.14
Basic and diluted (loss) earnings per common share
Basic	$(3.53)	$(0.03)	$9.31
Diluted	$(3.53)	$(0.03)	$9.31
Weighted-average common shares outstanding
Basic	81,595,766	83,930,984	82,720,934
Diluted	81,595,766	83,930,984	82,720,934

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

	Year ended December 31,
	2023	2022	2021

	(in millions)
Net (loss) income	$(287.7)	$(2.5)	$770.5
Unrealized gain on derivative instrument, net of tax	—	—	6.5
Comprehensive (loss) income	$(287.7)	$(2.5)	$777.0

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

					Accumulated		Total
		Common	Treasury	Additional	Other	Retained Earnings	Stockholders'
	Common	Stock	Stock at	Paid-in	Comprehensive	(Accumulated	Equity
	Stock	Par Value	Cost	Capital	Income (Loss)	Deficit)	(Deficit)

	(in millions, except share data)
Balances at January 1, 2021	86,847,797	$1.0	$(80.7)	$333.8	$(6.5)	$(460.0)	$(212.4)
Changes in accumulated other comprehensive loss, net	—	—	—	—	6.5	—	6.5
Stock-based compensation	—	—	—	14.7	—	—	14.7
Issuance of restricted stock, net	1,038,749	—	—	—	—	—	—
Purchase of shares	(494,458)	—	(8.5)	—	—	—	(8.5)
Net income	—	—	—	—	—	770.5	770.5
Balances at December 31, 2021(1)	87,392,088	$1.0	$(89.2)	$348.5	$—	$310.5	$570.8
Stock-based compensation	—	—	—	26.2	—	—	26.2
Issuance of restricted stock, net	604,402	—	—	—	—	—	—
Purchase of shares	(1,578,757)	—	(19.4)	—	—	—	(19.4)
Net loss	—	—	—	—	—	(2.5)	(2.5)
Balances at December 31, 2022(1)	86,417,733	$1.0	$(108.6)	$374.7	$—	$308.0	$575.1
Stock-based compensation	—	—	—	17.1	—	—	17.1
Issuance of restricted stock, net	1,764,317	—	—	—	—	—	—
Purchase of shares	(4,624,264)	—	(46.3)	—	—	—	(46.3)
Net loss	—	—	—	—	—	(287.7)	(287.7)
Balances at December 31, 2023(1)	83,557,786	$1.0	$(154.9)	$391.8	$—	$20.3	$258.2
(1)	Included in outstanding shares as of December 31, 2023, 2022 and 2021 are 2,451,026, 3,223,995 and 4,325,124, respectively, of non-vested shares of restricted stock awards granted to employees and directors.

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2023	2022	2021

	(in millions)
Cash flows from operating activities:
Net (loss) income	$(287.7)	$(2.5)	$770.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	193.1	179.3	210.3
Deferred income taxes	(99.6)	(32.2)	54.9
Provision for doubtful accounts	12.7	6.0	11.2
Loss (gain) on sale of assets, net	0.3	—	(1,001.3)
Loss (gain) on sale of operating assets, net	0.4	(1.1)	(0.5)
Amortization of debt issuance costs and discount	1.7	1.7	4.7
Loss on debt extinguishment	—	—	3.2
Impairment losses on intangibles	306.8	35.0	—
Non-cash compensation	16.8	25.8	15.3
Other non-cash items	(0.2)	(0.1)	(0.2)
Changes in operating assets and liabilities:
Receivables and other operating assets	(15.0)	(14.3)	(27.9)
Payables and accruals	5.8	(163.8)	133.8
Net cash provided by operating activities	$135.1	$33.8	$174.0
Cash flows from investing activities:
Capital expenditures	$(268.9)	$(167.2)	$(207.7)
Proceeds from sale of markets, net	—	—	1,765.7
Other investing activities	0.1	1.4	1.3
Net cash (used in) provided by investing activities	$(268.8)	$(165.8)	$1,559.3
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	$202.0	$9.0	$762.1
Payments on long-term debt and finance lease obligations	(29.6)	(19.8)	(2,303.5)
Payments of debt issuance costs	—	—	(2.6)
Purchase of shares	(46.3)	(19.4)	(8.5)
Net cash provided by (used in) financing activities	$126.1	$(30.2)	$(1,552.5)
Increase (decrease) in cash and cash equivalents	(7.6)	(162.2)	180.8
Cash and cash equivalents, beginning of period	31.0	193.2	12.4
Cash and cash equivalents, end of period	$23.4	$31.0	$193.2
Supplemental disclosures of cash flow information:
Cash paid during the periods for interest	$67.5	$37.8	$93.1
Cash paid during the periods for income taxes	$10.9	$147.5	$97.1
Cash received during the periods for refunds of income taxes	$5.0	$1.7	$—
Non-cash financing activities:
Other financing arrangements	$1.5	$—	$—
Capital expenditures within accounts payable and accruals	$42.6	$32.0	$27.4

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

1. Organization and Basis of Presentation

Organization

WideOpenWest, Inc. (“WOW” or the “Company”) is one of the nation’s leading broadband providers offering an expansive portfolio of advanced services, including high-speed data ("HSD"), cable television ("Video"), and digital telephony ("Telephony") services to residential and business customers. The Company serves customers in 16 markets in the United States which consist of Detroit and Lansing, Michigan; Augusta, Columbus, Newnan and West Point, Georgia; Charleston and Greenville, South Carolina; Dothan, Auburn, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City, Pinellas County, and Seminole County, Florida.

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

Prepaid Expenses and Other

Prepaid expenses and other primarily consists of short-term deferred contract costs, short-term deferred promotional costs, and prepaid software and insurance costs. Prepayments are recognized as operating expenses or selling, general, and administrative expense over the life of the underlying agreements.

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

Fair Value of Financial Instruments

Carrying amounts reported in the consolidated balance sheets for cash and cash equivalents are carried at fair value. The carrying amounts reported in the consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to their short-term maturities. The fair value of long-term debt is based on the debt’s variable rate of interest and the Company’s own credit risk and risk of nonperformance.

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

Advertising Costs

The cost of advertising is expensed as incurred and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Advertising expense during the years ended December 31, 2023, 2022 and 2021 was $36.6 million, $36.5 million and $39.5 million, respectively.

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

Recently Issued Accounting Pronouncements

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvement to Reportable Segment Disclosures.  ASU 2023-07 will require public business entities (“PBEs”)  to disclose, on an annual and interim basis, significant segment expenses provided to the chief operating decision maker (“CODM”) including a profit and loss; an amount for other segment items by reportable segment, including  a description of composition; annual disclosures about a reportable segment’s profit or loss; if a CODM uses more than one measure of a segment’s profit or loss the PBE may report one or more of those additional measures; and requires that a PBE disclose the title and position of the CODM. The updated disclosure requirements are to be adopted for annual periods beginning after December 15, 2023.  The Company does not anticipate adoption will have a material impact on the financial position, results of operations or cash flows.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In October 2023, FASB issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740), Improvement to Income Tax Disclosures.  ASU 2023-09 will require all entities to disclose more detailed information in their reconciliation of their statutory tax rate to their effective tax rate. This requires PBEs to include incremental detail in a numerical, tabular format, while all other entities will do so through enhanced qualitative disclosures. The ASU also requires entities to disclose more detailed information about income taxes paid, including by jurisdiction; pretax income (or loss) from continuing operations; and income tax expense (or benefit). The updated disclosure requirements are to be adopted for annual periods beginning after December 15, 2023.  The Company does not anticipate adoption will have a material impact on the financial position, results of operations or cash flows.

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

Government Assistance

The Company adopted ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance prospectively as of January 1, 2022. The Company receives government assistance in the form of cash from multiple funds distributed by the National Exchange Carrier Association. Certain of the funds received are recorded as revenue upon receipt in the consolidated income statement. Whereas assistance received from other funds, specifically the Connect America Fund Broadband Loop Support (“CAF BLS”) has certain network construction requirements which are accounted for by utilizing the capital approach under a grant model by analogy in accordance with International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”).

The Company receives government assistance from the CAF BLS for certain network build-out construction projects. The Company accounts for the assistance received as a reduction to property, plant and equipment, as the primary conditions for receipt of these grants are to build-out the broadband network. If the assistance received is greater than the cost of the asset constructed, the excess is recognized as revenue upon completion of the project build-out. For the years ended December 31, 2023, 2022 and 2021, the Company recognized $2.3 million, $3.4 million and $3.3 million, respectively, in HSD residential subscription revenue related to excess funding received over the cost of construction for network build-out projects completed. The Company will continue to receive funding related to these programs through December 31, 2028 and will continue to recognize this funding as revenue.  The build-out obligations were completed and accepted as of December 31, 2022.

Revenue by Service Offering

The following table presents revenue by service offering:

	Year ended December 31,
	2023	2022	2021

	(in millions)
Residential subscription
HSD(1)	$355.2	$339.9	$329.0
Video	146.3	173.5	204.1
Telephony	21.7	24.3	28.5
Total Residential subscription	$523.2	$537.7	$561.6
Business subscription
HSD	$75.2	$72.2	$70.1
Video	11.3	11.7	11.4
Telephony	25.9	27.1	28.9
Total business subscription	$112.4	$111.0	$110.4
Total subscription services revenue	635.6	648.7	672.0
Other business services revenue(2)	21.0	21.2	22.3
Other revenue	30.1	35.0	31.4
Total revenue	$686.7	$704.9	$725.7
(1)	Includes revenue recognized of $2.3 million, $3.4 million and $3.3 million related to the CAF BLS for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)	Includes wholesale and colocation lease revenue of $19.4 million, $19.1 million, and $19.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Promotional Costs

The Company recognizes upfront promotional gift cards given to customers as a deferred promotional cost. Promotional costs are amortized over the estimated customer life, which generally ranges from three to four years for residential customers and five to six years for business customers. The current portion and the non-current portion of promotional costs are included in prepaid expenses and other and other noncurrent assets, respectively, in the Company’s consolidated balance sheets. Amortization of promotional costs is recognized as contra revenue in the Company’s consolidated statements of operations.

The following table summarizes the activity of promotional costs:

	Year ended December 31,
	2023	2022	2021

	(in millions)
Balance at beginning of period	$18.0	$9.5	$3.4
Deferral	9.8	13.3	8.2
Amortization	(7.4)	(4.8)	(2.1)
Balance at end of period	$20.4	$18.0	$9.5

The following table presents the current and non-current portion of promotional costs for the periods presented:

	December 31, 2023	December 31, 2022

	(in millions)
Current promotional costs	8.0	6.1
Non-current promotional costs	12.4	11.9
Total promotional costs	$20.4	$18.0

Costs of Obtaining Contracts with Customers

The Company recognizes an asset for incremental costs of obtaining contracts with customers when it expects to recover those costs. Costs which would be incurred regardless of whether a contract is obtained are expensed as they are incurred.  Costs of obtaining contracts with customers are amortized over the expected period of benefit, which generally ranges from three to four years for residential customers and five to six years for business customers.  The current portion and the non-current portion of costs of contract assets are included in prepaid expenses and other and other noncurrent assets, respectively, in the Company’s consolidated balance sheets. Amortization of costs of obtaining contracts with customers is included in selling, general and administrative expense in the Company’s consolidated statements of operations.

The following table summarizes the activity of costs of obtaining contracts with customers:

	Year ended December 31,
	2023	2022	2021

	(in millions)
Balance at beginning of period	$39.5	$37.3	$31.8
Deferral	19.2	16.6	15.5
Amortization	(16.3)	(14.4)	(10.0)
Balance at end of period	$42.4	$39.5	$37.3

The following table presents the current and non-current portion of costs of obtaining contracts with customers for the periods presented:

	December 31, 2023	December 31, 2022

	(in millions)
Current costs of obtaining contracts with customers	$16.5	$15.6
Non-current costs of obtaining contracts with customers	25.9	23.9
Total costs of obtaining contracts with customers	$42.4	$39.5

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

The following tables present the activity of current and non-current contract liabilities:

	Year ended December 31,
	2023	2022	2021

	(in millions)
Balance at beginning of period	$2.7	$3.3	$2.9
Deferral	10.7	11.9	12.4
Revenue recognized	(10.9)	(12.5)	(12.0)
Deferral	$2.5	$2.7	$3.3

The following table presents the current and non-current portion of contract liabilities as of the periods presented:

	December 31, 2023	December 31, 2022

	(in millions)
Current contract liabilities	$2.2	$2.4
Non-current contract liabilities	0.3	0.3
Total contract liabilities	$2.5	$2.7

Unsatisfied Performance Obligations

Revenue from month-to-month residential subscription service contracts have historically represented a significant portion of the Company’s revenue and the Company expects that this will continue to be the case in future periods. All residential subscription service performance obligations will be satisfied within one year.

A summary of expected business subscription and other business services revenue to be recognized in future periods related to performance obligations which have not been satisfied or are partially unsatisfied as of December 31, 2023 is set forth in the table below:

	2024	2025	2026	Thereafter	Total

	(in millions)
Subscription services	$49.4	$26.9	$8.7	$3.1	$88.1
Other business services	3.1	1.5	0.6	0.1	5.3
Total expected revenue	$52.5	$28.4	$9.3	$3.2	$93.4

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

The following table presents the change in the allowance for doubtful accounts for trade accounts receivable:

	Year ended December 31,
	2023	2022	2021

	(in millions)
Accounts receivable - trade	$45.5	$44.2	$45.2

Allowance for doubtful accounts:
Balance at beginning of period	$4.3	$4.3	$6.7
Provision charged to expense(1)	12.7	6.0	8.3
Accounts written off, net of recoveries	(10.3)	(6.0)	(10.7)
Balance at end of period	$6.7	$4.3	$4.3

Accounts receivable - trade, net of allowance for doubtful accounts	$38.8	$39.9	$40.9
(1)	During 2022, the Company released $1.6 million of reserves established in 2020 related to COVID-19. The Company did not release such reserves during the years ended December 31, 2023 and 2021.

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,	December 31,
	2023	2022

	(in millions)
Distribution facilities	$1,510.6	$1,341.1
Customer premise equipment	274.9	272.3
Head-end equipment	296.5	256.7
Computer equipment and software	182.0	156.4
Telephony infrastructure	48.0	52.4
Buildings and leasehold improvements	33.4	33.4
Vehicles	28.1	22.9
Office and technical equipment	19.1	19.1
Land	4.4	4.4
Construction in progress (including material inventory and other)	76.6	43.5
Total property, plant and equipment	2,473.6	2,202.2
Less accumulated depreciation	(1,643.2)	(1,476.4)
	$830.4	$725.8

Depreciation expense for the years ended December 31, 2023, 2022 and 2021, was $192.8 million, $178.9 million, and $168.9 million, respectively. Included in depreciation and amortization expense in the consolidated statement of operations were net losses on sales of operating assets of $0.4 million, net gains of $1.1 million, and nil for the years ended December 31, 2023, 2022, and 2021, respectively.

The Company recognized insignificant asset write-offs for the years ended December 31, 2023, 2022 and 2021.

5. Leases

The Company leases certain property, vehicles and equipment for use in its operations. The Company determines if an arrangement is or contains a lease at inception. The Company has lease agreements with lease and non-lease components and has elected to not separate these components for all classes of underlying assets. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. Leases with initial terms greater than 12 months are recorded as operating or financing leases on the consolidated balance sheet. As of December 31, 2023, financing lease assets of $31.2 million are included in property, plant and equipment on the consolidated balance sheet. Financing lease liabilities are included within the current and long-term portions of long-term debt and finance lease obligations of $11.0 million and $13.6 million, respectively.

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

Lease components are classified as follows:

		Year ended December 31,
	Classification	2023	2022

		(in millions)
Finance lease cost
Amortization of leased asset	Depreciation	$9.3	$8.9
Interest on lease liabilities	Interest expense	1.1	0.9
Operating lease cost(1)	Operating expense	7.5	6.2
Sublease income(2)	Other income	(0.9)	(0.8)
Net lease cost		$17.0	$15.2
(1)	Includes short-term lease and variable costs of $1.5 and $0.7 million for the years ended December 31, 2023 and 2022, respectively.
(2)	The Company has four total sublease agreements of which three expire in 2024 and one expires in 2029. The subleases are for office and warehouse space.

The following table presents aggregate lease maturities as of December 31, 2023:

	Finance Leases	Operating Leases	Total

	(in millions)
2024	$12.2	$5.5	$17.7
2025	7.7	5.2	12.9
2026	4.5	4.2	8.7
2027	1.8	3.2	5.0
2028	0.6	2.9	3.5
Thereafter	—	5.9	5.9
Total lease payments	26.8	26.9	53.7
Less: interest	2.2	4.6	6.8
Present value of lease liabilities	$24.6	$22.3	$46.9

The following table presents aggregate lease maturities as of December 31, 2022:

	Finance Leases	Operating Leases	Total

	(in millions)
2023	$11.1	$5.7	$16.8
2024	7.2	4.8	12.0
2025	2.7	3.4	6.1
2026	0.6	2.2	2.8
2027	0.1	1.2	1.3
Thereafter	—	1.3	1.3
Total lease payments	21.7	18.6	40.3
Less: interest	1.1	2.1	3.2
Total lease payments	$20.6	$16.5	$37.1

The following table presents weighted average remaining lease terms and discount rates:

	Year ended December 31,
	2023	2022
Weighted-average remaining lease term (in years)
Finance Leases	2.7	2.2
Operating Leases	5.8	4.0
Weighted-average discount rate
Finance Leases	6.06%	4.59%
Operating Leases	6.41%	5.88%

The following table presents other information related to operating and finance leases:

	Year ended December 31,
	2023	2022

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5.4	$5.3
Operating cash flows from finance leases	1.1	0.9
Financing cash flows from finance leases	12.2	12.1
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	16.3	10.3
Operating leases	11.0	2.7

6. Franchise Operating Rights & Goodwill

Changes in the carrying amounts of the Company’s franchise operating rights and goodwill during 2023 and 2022 are set forth below:

	January 1,		December 31,
	2023	Impairment	2023

	(in millions)
Franchise operating rights	$585.1	$(306.8)	$278.3
Goodwill	225.1	—	225.1
	$810.2	$(306.8)	$503.4

	January 1,		December 31,
	2022	Impairment	2022

	(in millions)
Franchise operating rights	$620.1	$(35.0)	$585.1
Goodwill	225.1	—	225.1
	$845.2	$(35.0)	$810.2

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

During the second, third and fourth quarters of 2023, the Company determined that due to declining cash flows in certain markets, a triggering event had occurred that required an interim impairment analysis. Key assumptions utilized in the analyses include cash flow projections, including revenue growth rates ranging from approximately (69.0)% to 17.0% and customer attrition rates ranging from approximately 17.0% to 42.0%, and a discount rate of 15.5%. As a result of the interim impairment analyses performed in each period, the estimated fair value of certain franchise operating right assets was determined to be below the carrying value, which resulted in the recognition of non-cash impairment losses.

The table below outlines the total impairment charges recognized in each market for the periods presented:

	Year Ended December 31,
	2023	2022

	(in millions)
Columbus, GA	$48.1	$—
Huntsville, AL	88.0	28.5
Augusta, GA	50.4	—
Montgomery, AL	40.0	—
Charleston, SC	17.0	—
Panama City, FL	30.5	6.5
Valley, AL	12.5	—
Knoxville, TN	7.8	—
Newnan, GA	12.0	—
Dothan, AL	0.5	—
Total	$306.8	$35.0

The Company recognized non-cash impairment losses of $306.8 million, $35.0 million, and nil for the years ended December 31, 2023, 2022, and 2021, respectively. The primary driver of the impairment charges was a decline in the estimated fair market value of indefinite-lived intangible assets in certain markets. For the year ended December 31, 2023, the decline is primarily due to declining cash flows in the markets listed above and an increase in the discount rate used to estimate fair value, combined with the decline in the Company’s common stock price. For the year ended December 31, 2022, the decline was primarily due to the decline in the Company’s stock and revisions to market-level forecasts. The impairment charges do not have an impact on the Company’s intent and/or ability to renew or extend existing franchise operating rights.

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

Based on the annual analysis performed for the current year and prior two years, the estimated fair value of goodwill exceeded the carrying value. As such, no impairment charge was recognized during these periods. During the second, third and fourth quarters of 2023, the Company determined that due to declining cash flows in certain markets, a triggering event had occurred that required an interim impairment analysis. In each interim impairment analysis performed, the estimated fair value of goodwill exceeded the carrying value, and as such, no impairment charge was recognized.

The Company had accumulated goodwill impairment losses of $193.9 million for both the years ended December 31, 2023 and 2022.

7. Intangible Assets Subject to Amortization

Intangible assets subject to amortization consist primarily of multiple-dwelling unit and customer relationships. Changes in the carrying amounts are set for the periods presented:

	January 1,			December 31,
	2023	Acquisitions	Amortization	2023

	(in millions)
Other	$1.3	$—	$(0.3)	$1.0

	January 1,			December 31,
	2022	Acquisitions	Amortization	2022

	(in millions)
Other	$1.7	$—	$(0.4)	$1.3

Amortization expense is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Amortization expense for years ended December 31, 2023, 2022 and 2021 was $0.3 million, $0.4 million and $0.4 million, respectively.

Scheduled amortization of the Company’s intangible assets as of December 31, 2023 is as follows:

Amortization
(in millions)
2024	$0.3
2025	0.2
2026	0.2
2027	0.1
2028	0.1
Thereafter	0.1
$1.0

8. Accrued Liabilities and Other

Accrued liabilities and other consist of the following:

	December 31,	December 31,
	2023	2022

	(in millions)
Payroll and employee benefits	$15.5	$22.2
Programming costs	11.4	15.9
Patent litigation settlement	10.0	1.3
Other accrued liabilities	6.8	3.6
Restructuring related to employee severance	5.4	4.1
Franchise and revenue sharing fees	4.9	5.6
Utility pole costs	2.4	1.6
Professional fees	2.1	5.0
Property, income, sales and use taxes	1.5	5.8
Customer cash collections (Transition Services Agreements)	—	3.6
	$60.0	$68.7

9. Long-Term Debt and Finance Lease Obligations

The following table summarizes the Company’s long-term debt and finance lease obligations:

				December 31,
	December 31, 2023			2022
	Available
	borrowing	Effective	Outstanding	Outstanding
	capacity	interest rate(1)	balance	balance

	(in millions)
Long-term debt:
Term B Loans, net(2)	$—	8.35%	$711.3	$717.7
Revolving Credit Facility(3)	44.3	8.12%	201.0	9.0
Total long-term debt	$44.3		912.3	726.7
Other Financing			1.4	—
Finance lease obligations			24.6	20.6
Total long-term debt, finance lease obligations and other			938.3	747.3
Debt issuance costs, net(4)			(3.8)	(4.6)
Sub-total			934.5	742.7
Less current portion			(18.8)	(17.7)
Long-term portion			$915.7	$725.0
(1)	Represents the effective interest rate in effect for all borrowings outstanding as of the year ended December 31, 2023 pursuant to each debt instrument including the applicable margin.
(2)	At December 31, 2023 and 2022 includes $4.1 million and $5.0 million of net unamortized discounts, respectively.

(3)  Available borrowing capacity at December 31, 2023 represents $250.0 million of total availability less borrowings of $201.0 million on the Revolving Credit Facility, and outstanding letters of credit of $4.7 million.  Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company.

(4)  At December 31, 2023 and 2022 debt issuance costs include $3.0 million and $3.5 million related to Term B Loans and $0.8 million and $1.1 million related to the Revolving Credit Facility, respectively.

On December 20, 2021, the Company entered into a secured credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and issuing bank (the “Credit Agreement”).  The Credit Agreement consists of (i) a Senior Secured Term B Loan in an aggregate principal amount of $730.0 million (“Term B Loan”) and (ii) a $250.0 million revolving credit commitment (“Revolving Credit Facility” together with the Term B Loan, the “Senior Secured Credit Facility”). The Term B Loan matures in December 2028 and bears interest at a rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 3.00%, subject to a 50 basis point floor, and the revolving credit commitment bears interest at a rate equal to SOFR plus 2.75%, subject to a 50 basis point commitment fee rate for unused commitments, and matures in December 2026. The Term B Loan and Revolving Credit Facility are secured on a first-priority basis by a lien on substantially all of the Company’s assets, subject to certain exceptions and permitted liens.

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

The Credit Agreement allows for the issuance of letters of credit. The aggregate amount of undrawn letters of credit cannot exceed $20.0 million and are used in the ordinary course of business and released when the respective contractual obligations have been fulfilled by the Company. The Company did not have any cash collateralized letters of credit as of December 31, 2023.

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

As a result of the re-financing, the Company recorded a $3.2 million loss on early extinguishment of debt related to the write-off of unamortized debt issuance and third-party costs during the year ended December 31, 2021. As of December 31, 2023, the Company was in compliance with all debt covenants in the Credit Agreement.

Amortization of debt issuance costs and debt discount, all of which are included in interest expense in the accompanying consolidated statements of operations, for the years ended December 31, 2023, 2022 and 2021 are as follows:

	December 31,
	2023	2022	2021

	(in millions)
Amortization of deferred issuance costs	$0.9	$0.9	$2.4
Amortization of debt discount	0.8	0.8	2.3

Principal maturities of our long-term debt, excluding finance lease obligations, as of December 31, 2023 are as follows:

Long-term Debt
(in millions)
2024	$7.3
2025	7.3
2026	208.3
2027	7.3
2028	686.2
$916.4

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

The Company’s exposure to interest rate risk results primarily from its variable rate borrowings. On May 9, 2018, the Company entered into variable to fixed interest rate swap agreements for a notional amount of $1,361.2 million to hedge a portion of the outstanding principal balance of its variable rate term loan debt. The Company’s outstanding derivatives had a notional amount of $1,323.5 million and the fair value was presented within accrued liabilities and other of $9.4 million within the consolidated balance sheet as of December 31, 2020. The Company recorded no such amounts as of December 31, 2023 and 2022 as the interest rate swap contracts expired in May 2021.

Gains on derivatives designated as cash flow hedges were included in the consolidated statements of comprehensive income for the periods below.

Year ended
December 31,
2021
(in millions)
Interest rate swap contracts(1)
Gain recorded in AOCI on derivatives, before tax	$8.5
Tax impact	(2.0)
Gain recorded in AOCI on derivatives, net	$6.5
(1)	Gains (losses) on derivatives reclassified from AOCI into income are included in “Interest expense” in the consolidated statements of operations, the same income statement line item as the earnings effect of the hedged item. Losses recognized in the consolidated statements of operations for the year ended December 31, 2021 were $9.5 million. The Company did not hold such instruments during the years ended December 31, 2023 and 2022.

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

The estimated fair value of the Company’s long-term debt is based on dealer quotes considering current market rates for the Company’s credit facility and is classified as Level 2. The ratio of the Company’s aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets. The fair value of the Company’s long-term debt was valued at $661.7 million and $699.2 million as of December 31, 2023 and 2022, respectively. Long-term debt fair value does not include debt issuance costs and discounts. There were no transfers into or out of Level 1, 2 or 3 during the years ended December 31, 2023 and 2022.

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

The following table summarizes the Company’s purchases of WOW common stock during the years ended December 31, 2023, 2022 and 2021. These shares are reflected as treasury stock in the Company’s consolidated balance sheets.

	Year ended December 31,
	2023	2022	2021

	(shares)
Share buybacks	3,751,803	1,183,151	—
Income tax withholding(1)	872,461	395,606	494,458
	4,624,264	1,578,757	494,458
(1)	Generally, the Company withholds shares to cover the income tax withholding of the employee upon vesting. The total fair value of restricted shares vested was $8.4 million, $30.4 million, and $28.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

For the years ended December 31, 2023, 2022 and 2021 the Company recorded $16.8 million, $25.8 million and $15.3 million of total non-cash compensation expense, respectively. Certain awards were modified during the year ended December 31, 2021 and were classified as liabilities. The non-cash compensation expense associated with these awards was nil and $0.5 million for the years ended December 31, 2023 and 2022, respectively, and is included in total non-cash compensation expense. During the year ended December 31, 2023, approximately $0.3 million of liability classified awards were settled with shares of restricted stock.

The non-cash compensation expense is reflected in selling, general and administrative expense and operating expenses (excluding depreciation and amortization), depending on the recipients’ duties, in the Company’s consolidated statements of operations. Total unrecognized non-cash compensation expense as of December 31, 2023 was $20.0 million and is expected to be recognized over a weighted-average period of 2.3 years.

The following table summarizes the restricted stock award activity for the years ended December 31, 2023, 2022 and 2021.

	Year ended December 31,
	2023		2022		2021
		Weighted Average		Weighted Average		Weighted Average
	Shares	Grant Price	Shares	Grant Price	Shares	Grant Price
Outstanding, beginning of period	3,223,995	$11.29	4,325,124	$9.10	4,990,971	$5.71
Granted	2,112,770	8.15	867,064	17.26	1,422,358	17.17
Vested	(2,537,286)	8.86	(1,705,531)	8.55	(1,704,596)	6.23
Forfeited	(348,453)	12.56	(262,662)	12.66	(383,609)	7.71
Outstanding, end of period(1)	2,451,026	$10.89	3,223,995	$11.29	4,325,124	$9.10
(1)	The total outstanding non-vested shares of restricted stock awards granted to employees and directors are included in total outstanding shares as of December 31, 2023, 2022 and 2021.

New Performance Share Grant

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

The performance shares based on cumulative EBITDA have a performance condition and are valued utilizing the award fair value based on the closing stock price on the accounting grant date.

Existing Performance Share Grants

The Company began issuing performance shares to certain executives in 2020. Each performance share grant has a performance period of three years and are based on the Company’s achievement level relative to: 50% based upon the Company’s TSR relative to the TSRs of the Company’s peer group and 50% based on the Company’s three-year cumulative EBITDA metric.

The performance shares based on three-year cumulative EBITDA have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common stock on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed.  As of December 31, 2023, the Company determined that it was not probable that the performance condition based on three-year cumulative EBITDA would be met for the performance shares issued in 2022 and 2023.  As a result of this conclusion, the Company reversed approximately $0.6 million of stock compensation expense recognized during the year ended December 31, 2022 related to these awards. Achievement of a portion of the performance conditions associated with the 2021 performance shares was deemed probable.

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

Income Tax Benefit

For the years ended December 31, 2023, 2022, and 2021, the Company recorded income tax benefit from continuing operations as shown below. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

	Year ended December 31,
	2023	2022	2021

	(in millions)
Current tax (expense) benefit
Federal	$(1.7)	$(16.1)	$—
State	(1.8)	4.2	(1.6)
Total current tax	(3.5)	(11.9)	(1.6)
Deferred tax benefit (expense)
Federal	72.8	23.7	22.2
State	26.8	8.5	(6.8)
Total deferred tax	99.6	32.2	15.4
Income tax benefit	$96.1	$20.3	$13.8

The Company reported total income tax benefit of $96.1 million and $20.3 million, and income tax expense $292.9 million (inclusive of discontinued operations) during the years ended December 31, 2023, 2022 and 2021, respectively.

The provision for income taxes incurred is different from the amount calculated by applying the applicable federal income tax rate to the income from continuing operations before income tax benefit. The significant items causing these differences are as follows:

	Year ended December 31,
	2023	2022	2021

	(in millions)
Statutory federal income taxes	$80.8	$4.8	$17.3
State income taxes	23.3	(0.3)	0.6
Tax status & tax rate change	0.3	(0.3)	0.1
Other true-ups	(0.4)	0.5	0.3
Equity compensation	0.9	2.9	3.8
Other permanent differences	(2.9)	(2.6)	(2.4)
Research and development tax credits	2.9	3.4	2.5
Uncertain tax positions	(1.7)	2.9	(0.1)
Change in valuation allowance	(7.1)	9.0	(8.3)
Income tax benefit	$96.1	$20.3	$13.8

The $7.1 million and $9.0 million changes in valuation allowance as of December 31, 2023 and December 31, 2022, respectively, are the result of changes in federal and state deferred tax assets related to net operating loss carryforwards and various state modifications.

Deferred Income Taxes, Net

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022 (1)

	(in millions)
Deferred tax assets
Business interest limitation	$13.6	$0.2
Net operating loss carryforwards	77.8	76.7
Capitalized research expenses	35.3	24.7
Bad debt allowance	3.1	2.2
Stock compensation	3.6	5.4
SUT accruals	5.5	0.4
Lease liability	5.7	4.2
Other	5.6	8.0
Total deferred tax assets	150.2	121.8
Less: valuation allowance	(33.7)	(26.6)
Deferred tax asset	$116.5	$95.2

Deferred tax liabilities
Depreciation and amortization	$(155.0)	$(149.1)
Franchise operating rights	(66.2)	(151.8)
Deferred promotional costs	(5.3)	(4.7)
Deferred contract costs	(10.1)	(9.4)
Right-of-use asset	(5.2)	(3.8)
Other	(0.4)	(1.7)
Total deferred tax liabilities	(242.2)	(320.5)
Net deferred tax liabilities	$(125.7)	$(225.3)
(1)	Certain reclassifications have been made to conform with current period presentation. There was no change in the prior year net deferred tax liability as presented.

Valuation Allowance

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In evaluating the need for a valuation allowance, management takes into account various factors, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. Based on this evaluation, a valuation allowance of $33.7 million, $26.6 million, and $35.5 million has been recorded as of December 31, 2023, 2022, and 2021, respectively, to recognize only the portion of the deferred tax asset, primarily related to state net operating loss carryforwards, that is more likely than not to be realized.

The following table summarizes the changes in our valuation allowance for deferred tax assets:

	2023	2022	2021

	(in millions)
Balance at beginning of period	$26.6	$35.5	$30.8
Additions charged to income tax expense and other accounts	8.7	0.3	6.6
Deductions from reserves	(1.6)	(9.2)	(1.9)
Balance at end of period	$33.7	$26.6	$35.5

Net Operating Loss and Credit Carryforwards

As of December 31, 2023, the Company had approximately $197.7 million of federal tax net operating loss carryforwards, which expire between the years 2025 through 2037. In addition, as of December 31, 2023, the Company had state tax net operating loss carryforwards of $796.3 million, of which $279.9 million are indefinite lived and $516.4 million expire between 2024 and 2040.

As a result of the IPO (effective May 25, 2017), the Company experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code resulting in limitations on the Company’s use of its existing federal and state net operating losses and capital losses. After December 31, 2023, $197.7 million of the Company’s federal tax loss carryforwards are subject to Section 382 and other restrictions.

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

	Year ended December 31,
	2023	2022	2021

	(in millions)
Unrecognized tax benefits—January 1st	$12.2	$14.2	$13.7
Gross increases—tax positions in prior period	—	0.1	—
Gross decreases—tax positions in prior period	—	(0.4)	(0.7)
Gross increases—tax positions in current period	0.8	1.0	1.2
Settlements	—	(2.7)	—
Unrecognized tax benefits—December 31st	$13.0	$12.2	$14.2

As of December 31, 2023, the Company recorded gross unrecognized tax benefits of $13.0 million, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties accrued on uncertain income tax positions as part of the income tax provision. Interest and penalties included in other long-term liabilities on the accompanying consolidated balance sheets of the Company were $1.3 million, $0.4 million, and $1.4 million for years ended December 31, 2023, 2022 and 2021, respectively. The Company does not expect a material change in unrecognized tax benefits or interest reversal in the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. No tax years for the Company are currently under examination by the IRS or state and local tax authorities for income tax purposes. Generally, the Company’s 2019 through 2023 tax years remain open for examination and assessment. Years prior to 2019 remain open solely for purposes of examination of the Company’s loss and credit carryforwards. Activity related to state and local controversy matters did not have a material impact on our consolidated financial position or results of operations during the year ended December 31, 2023, nor do we anticipate a material impact in the next 12 months.

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

	Year ended December 31,
	2023	2022	2021

	(in millions, except share data)
Loss from continuing operations	$(287.7)	$(2.5)	$(68.6)

Income from discontinued operations	$—	$—	$839.1

Net (loss) income	$(287.7)	$(2.5)	$770.5

Basic weighted-average shares	81,595,766	83,930,984	82,720,934
Effect of dilutive securities:
Restricted stock awards	—	—	—
Diluted weighted-average shares	81,595,766	83,930,984	82,720,934

Basic and diluted (loss) earnings per common share - continuing operations
Basic	$(3.53)	$(0.03)	$(0.83)
Diluted	$(3.53)	$(0.03)	$(0.83)
Basic and diluted earnings per common share - discontinued operations
Basic	$—	$—	$10.14
Diluted	$—	$—	$10.14
Basic and diluted (loss) earnings per common share
Basic	$(3.53)	$(0.03)	$9.31
Diluted	$(3.53)	$(0.03)	$9.31

16. Employee Benefits

401(k) Savings Plan

The Company adopted a defined contribution retirement plan which complies with Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in the plan. The Company matches 100% of the participant’s voluntary contributions up to 3% and 50% of the next 2% subject to a limit of the first 4% of the participant’s compensation. Company matching contributions vest 25% annually over a four-year period. During the years ended December 31, 2023, 2022 and 2021, the Company recorded $3.4 million, $3.2 million and $3.2 million, respectively, of expense related to the Company’s matching contributions to the 401(k) plan.

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

	December 31,
	2023	2022

	(in millions)
Prepaid expenses and other (current assets)	$2.3	$1.9
Accrued liabilities and other (current liabilities)	$2.3	$1.9

17. Commitments and Contingencies

The following items are not included as contractual obligations due to the various factors discussed below. However, the Company incurs these costs as part of its operations:

●	The Company rents utility poles used in its operations. Generally, pole rentals are cancellable on short notice, but the Company anticipates that such rentals will recur. Rent expense for pole rental attachments was $7.1 million, $5.5 million and $6.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
●	The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. Franchise fees and other franchise-related costs included in the accompanying statements of operations were $8.2 million, $10.0 million and $11.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The following table presents information regarding certain components of income from discontinued operations:

Year ended December 31,
2021
(in millions)
Revenue	$308.3
Costs and expenses:
Operating (excluding depreciation and amortization)	112.0
Selling, general and administrative	11.8
Depreciation and amortization	41.0
164.8
Income from operations	143.5
Other income (expense):
Interest income (expense)	0.4
Gain on sale of assets, net	1,001.8
Other income, net	0.1
Income from discontinued operations before provision for income tax	1,145.8
Income tax expense	(306.7)
Income from discontinued operations	$839.1

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

The following table presents specified items of cash flow and significant non-cash items of discontinued operations:

Year ended December 31,
2021
(in millions)
Specified items of cash flow:
Capital expenditures	$45.4

Non-cash operating activities:
Operating lease additions	$0.7
Non-cash investing activities:
Capital expenditure accounts payable and accruals	$—

In connection with the asset sales, the Company entered into two separate transition services agreements under which WOW continued to provide certain services to each of the buyers. Under the transition services agreements, the buyers elected a variety of services, including but not limited to: information technology, network, business support services, etc. The term of the transition services agreements were for 12 months following each closing date, respectively, with two optional three-month extensions. As of December 31, 2023, the transition services agreements with both buyers have been completed. None of the costs related to the employees, processes or systems utilized to provide the services under the transition services agreements were allocated to discontinued operations.

Income earned under these agreements is presented in other income, net in the consolidated statement of operations and associated receivables are presented in accounts receivable – other, net in the consolidated balance sheet. The Company recognized $1.0 million, $15.6 million and $8.5 million of income related to the transition service agreements for the years ended December 31, 2023, 2022 and 2021, respectively.

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

10.8†

Form of WideOpenWest, Inc. Directors & Officers Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

10.9†

Form of Restricted Stock Agreement Pursuant to the WideOpenWest, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

10.10†

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

10.14	Form of WideOpenWest, Inc. Stockholders’ Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

10.15	Form of WideOpenWest, Inc. Registration Rights Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

10.16**

Asset Purchase Agreement by and between WideOpenWest, Inc., WideOpenWest, Ohio LLC, a Delaware limited liability company, WideOpenWest Cleveland LLC, a Delaware limited liability company, Atlantic Broadband (OH), LLC, a U.S. cable operator and subsidiary of Cogeco Communications Inc., and Atlantic Broadband Finance, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2021)

10.17**

Asset Purchase Agreement by and between WideOpenWest, Inc., with Radiate HoldCO, LLC, a telecommunications holding company affiliated with RCN Telecom Services LLC, Grande Communications Networks, LLC and WaveDivision Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 1, 2021)

10.19

Credit Agreement, dated December 20, 2021, by and among WideOpenWest Finance, LLC, WideOpenWest, Inc., the other lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc. as Administrative Agent Collateral Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2021)

19.1*	Statement of Policy to Directors, Officers and Key Employees Concerning Securities Trading and Disclosure of Confidential Information

21.1*	List of Subsidiaries

23.1*	Consent of BDO USA, P.C.

31.1*	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	WideOpenWest, Inc. Compensation Recovery Policy

101

The following financial information from WideOpenWest, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 13, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

WIDEOPENWEST, INC.

March 13, 2024	By:	/s/ Teresa Elder
Teresa Elder Chief Executive Officer

March 13, 2024	By:	/s/ JOHN REGO
John Rego Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 13, 2024, in the capacities indicated below.

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