Form 10-Q
period 2024-03-31
WideOpenWest, Inc.
filed 2024-05-07
CIK 1701051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of outstanding shares of the registrant’s common stock as of May 3, 2024 was 84,566,866.

WIDEOPENWEST, INC AND SUBSIDIARIES

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2024

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2024. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to “WOW,” “we,” “us,” “our” or “the Company” are to WideOpenWest, Inc. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

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

other factors described from time to time in our reports filed or furnished with the SEC, and in particular those factors set forth in the section entitled “Risk Factors” in our annual report filed on Form 10-K with the SEC on March 13, 2024 and other reports subsequently filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

ii

PART I-FINANCIAL INFORMATION

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2024	2023

	(in millions, except share data)
Assets
Current assets
Cash and cash equivalents	$19.2	$23.4
Accounts receivable—trade, net of allowance for doubtful accounts of $6.4 and $6.7, respectively	37.3	38.8
Accounts receivable—other, net	8.4	9.5
Prepaid expenses and other	47.0	38.5
Total current assets	111.9	110.2
Right-of-use lease assets—operating	21.6	20.1
Property, plant and equipment, net	848.1	830.4
Franchise operating rights	278.3	278.3
Goodwill	225.1	225.1
Intangible assets subject to amortization, net	0.9	1.0
Other non-current assets	50.1	49.6
Total assets	$1,536.0	$1,514.7
Liabilities and stockholders’ equity
Current liabilities
Accounts payable—trade	$61.8	$59.5
Accrued interest	1.8	1.6
Current portion of long-term lease liability—operating	4.4	4.3
Accrued liabilities and other	58.2	60.0
Current portion of long-term debt and finance lease obligations	17.5	18.8
Current portion of unearned service revenue	25.4	25.4
Total current liabilities	169.1	169.6
Long-term debt and finance lease obligations, net of debt issuance costs —less current portion	952.4	915.7
Long-term lease liability—operating	19.5	18.0
Deferred income taxes, net	124.2	125.7
Other non-current liabilities	26.2	27.5
Total liabilities	1,291.4	1,256.5
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 98,706,060 and 98,594,629 issued as of March 31, 2024 and December 31, 2023, respectively; 83,329,326 and 83,557,786 outstanding as of March 31, 2024 and December 31, 2023, respectively	1.0	1.0
Additional paid-in capital	394.8	391.8
Retained earnings	5.3	20.3
Treasury stock at cost, 15,376,734 and 15,036,843 shares as of March 31, 2024 and December 31, 2023, respectively	(156.5)	(154.9)
Total stockholders’ equity	244.6	258.2
Total liabilities and stockholders’ equity	$1,536.0	$1,514.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended
	March 31,
	2024	2023

	(in millions, except per share and share data)
Revenue	$161.5	$172.2
Costs and expenses:
Operating (excluding depreciation and amortization)	67.5	78.1
Selling, general and administrative	36.4	85.5
Depreciation and amortization	52.4	45.5
	156.3	209.1
Income (loss) from operations	5.2	(36.9)
Other income (expense):
Interest expense	(21.0)	(14.9)
Other income, net	0.3	1.2
Loss before provision for income tax	(15.5)	(50.6)
Income tax benefit	0.5	12.6
Net loss	$(15.0)	$(38.0)

Basic and diluted loss per common share
Basic	$(0.18)	$(0.46)
Diluted	$(0.18)	$(0.46)
Weighted-average common shares outstanding
Basic	81,347,672	83,028,769
Diluted	81,347,672	83,028,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(unaudited)

		Common	Treasury	Additional		Total
	Common	Stock	Stock at	Paid-in	Retained	Stockholders'
	Stock	Par Value	Cost	Capital	Earnings	Equity

	(in millions, except share data)
Balances at January 1, 2024	83,557,786	$1.0	$(154.9)	$391.8	$20.3	$258.2
Stock-based compensation	—	—	—	3.0	—	3.0
Issuance of restricted stock, net	111,431	—	—	—	—	—
Purchase of shares	(339,891)	—	(1.6)	—	—	(1.6)
Net loss	—	—	—	—	(15.0)	(15.0)
Balances at March 31, 2024(1)	83,329,326	$1.0	$(156.5)	$394.8	$5.3	$244.6
(1)	Included in outstanding shares as of March 31, 2024 are 1,482,690 non-vested shares of restricted stock awards granted to employees and directors.

		Common	Treasury	Additional		Total
	Common	Stock	Stock at	Paid-in	Retained	Stockholders'
	Stock	Par Value	Cost	Capital	Earnings	Equity

	(in millions, except share data)
Balances at January 1, 2023	86,417,733	$1.0	$(108.6)	$374.7	$308.0	$575.1
Stock-based compensation	—	—	—	5.6	—	5.6
Issuance of restricted stock, net	1,783,965	—	—	—	—	—
Purchase of shares	(2,642,178)	—	(28.4)	—	—	(28.4)
Net loss	—	—	—	—	(38.0)	(38.0)
Balances at March 31, 2023(1)	85,559,520	$1.0	$(137.0)	$380.3	$270.0	$514.3
(1)	Included in outstanding shares as of March 31, 2023 are 3,057,037 non-vested shares of restricted stock awards granted to employees and directors.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended
	March 31,
	2024	2023

	(in millions)
Cash flows from operating activities:
Net loss	$(15.0)	$(38.0)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	52.7	45.5
Deferred income taxes	(1.4)	(14.5)
Provision for doubtful accounts	2.7	2.6
Gain on sale of operating assets, net	(0.3)	—
Amortization of debt issuance costs and discount	0.4	0.4
Change in fair value of derivative instruments	1.1	—
Non-cash compensation	3.0	5.4
Other non-cash items	(0.2)	(0.1)
Changes in operating assets and liabilities:
Receivables and other operating assets	(6.0)	(5.4)
Payables and accruals	(3.8)	36.7
Net cash provided by operating activities	$33.2	$32.6
Cash flows from investing activities:
Capital expenditures	$(72.5)	$(60.2)
Other investing activities	—	0.1
Net cash used in investing activities	$(72.5)	$(60.1)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	$40.0	$51.0
Payments on long-term debt and finance lease obligations	(5.4)	(4.9)
Reimbursement of finance lease payments	1.7	—
Purchase of shares	(1.2)	(28.4)
Net cash provided by financing activities	$35.1	$17.7
Decrease in cash and cash equivalents	(4.2)	(9.8)
Cash and cash equivalents, beginning of period	23.4	31.0
Cash and cash equivalents, end of period	$19.2	$21.2
Supplemental disclosures of cash flow information:
Cash paid during the periods for interest, net	$19.3	$14.5
Cash paid during the periods for income taxes	$—	$—
Cash received during the periods for refunds of income taxes	$—	$4.3
Non-cash operating activities:
Operating lease additions	$2.5	$0.8
Non-cash investing and financing activities:
Finance lease additions	$0.5	$1.9
Excise tax payable	$0.4	$—
Capital expenditures within accounts payable and accruals	$41.4	$32.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(unaudited)

Note 1. General Information

WideOpenWest, Inc. (“WOW” or the “Company”) is one of the nation’s leading broadband providers offering an expansive portfolio of advanced services, including high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential and business customers. The Company serves customers in 16 markets in the United States which consist of Detroit and Lansing, Michigan; Augusta, Columbus, Newnan and West Point, Georgia; Charleston and Greenville County, South Carolina; Dothan, Auburn, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City, Pinellas County and Seminole County, Florida.

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

In the opinion of management, all normally recurring adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the 2023 Annual Report filed with the SEC on March 13, 2024.

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

Note 3. Revenue from Contracts with Customers

Revenue by Service Offering

The following table presents revenue by service offering:

	Three months ended
	March 31,
	2024	2023

	(in millions)
Residential subscription
HSD	$86.9	$86.8
Video	29.3	39.2
Telephony	4.8	5.6
Total residential subscription	$121.0	$131.6
Business subscription
HSD	$19.3	$18.4
Video	2.5	2.9
Telephony	6.2	6.5
Total business subscription	$28.0	$27.8
Total subscription services revenue	149.0	159.4
Other business services revenue(1)	5.3	5.2
Other revenue	7.2	7.6
Total revenue	$161.5	$172.2
(1)	Includes wholesale and colocation lease revenue of $5.0 million and $4.7 million the three months ended March 31, 2024 and 2023, respectively.

Promotional Costs

The following table summarizes the activity of promotional costs:

	Three months ended
	March 31,
	2024	2023

	(in millions)
Balance at beginning of period	$20.4	$18.0
Deferral	2.1	2.1
Amortization	(2.2)	(1.6)
Balance at end of period	$20.3	$18.5

The following table presents the current and non-current portion of promotional costs for the periods presented:

	March 31, 2024	December 31, 2023

	(in millions)
Current promotional costs	$8.3	$8.0
Non-current promotional costs	12.0	12.4
Total promotional costs	$20.3	$20.4

Costs of Obtaining Contracts with Customers

The following table summarizes the activity of costs of obtaining contracts with customers:

	Three months ended
	March 31,
	2024	2023

	(in millions)
Balance at beginning of period	$42.4	$39.5
Deferral	4.7	4.4
Amortization	(4.2)	(4.0)
Balance at end of period	$42.9	$39.9

The following table presents the current and non-current portion of costs of obtaining contracts with customers as of the end of the corresponding periods:

	March 31, 2024	December 31, 2023

	(in millions)
Current costs of obtaining contracts with customers	$16.7	$16.5
Non-current costs of obtaining contracts with customers	26.2	25.9
Total costs of obtaining contracts with customers	$42.9	$42.4

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

Contract Liabilities

The following table summarizes the activity of current and non-current contract liabilities:

	Three months ended
	March 31,
	2024	2023
	(in millions)
Balance at beginning of period	$2.5	$2.7
Deferral	2.4	2.5
Revenue recognized	(2.6)	(2.7)
Balance at end of period	$2.3	$2.5

The following table presents the current and non-current portion of contract liabilities as of the end of the corresponding periods:

	March 31, 2024	December 31, 2023
	(in millions)
Current contract liabilities	$2.1	$2.2
Non-current contract liabilities	0.2	0.3
Total contract liabilities	$2.3	$2.5

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

A summary of expected business subscription and other business services revenue to be recognized in future periods related to performance obligations which have not been satisfied or are partially unsatisfied as of March 31, 2024 is set forth in the table below:

	2024	2025	2026	Thereafter	Total

	(in millions)
Subscription services	$36.2	$27.0	$9.0	$3.7	$75.9
Other business services	2.4	1.8	0.8	0.2	5.2
Total expected revenue	$38.6	$28.8	$9.8	$3.9	$81.1

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

The following table presents the change in the allowance for doubtful accounts for trade accounts receivable:

	Three months ended
	March 31,
	2024	2023
	(in millions)
Accounts receivable - trade	$43.7	$43.1

Allowance for doubtful accounts:
Balance at beginning of period	$6.7	$4.3
Provision charged to expense	2.7	2.6
Accounts written off, net of recoveries	(3.0)	(2.1)
Balance at end of period	$6.4	$4.8

Accounts receivable - trade, net of allowance for doubtful accounts	$37.3	$38.3

Note 4. Plant, Property and Equipment, Net

Plant, property and equipment consists of the following:

	March 31,	December 31,
	2024	2023

	(in millions)
Distribution facilities	$1,573.8	$1,510.6
Head-end equipment	289.9	296.5
Customer premise equipment	276.8	274.9
Computer equipment and software	187.9	182.0
Telephony infrastructure	48.0	48.0
Buildings and leasehold improvements	33.7	33.4
Vehicles	28.4	28.1
Office and technical equipment	19.1	19.1
Land	4.4	4.4
Construction in progress (including material inventory and other)	70.3	76.6
Total property, plant and equipment	2,532.3	2,473.6
Less accumulated depreciation	(1,684.2)	(1,643.2)
	$848.1	$830.4

Depreciation expense for the three months ended March 31, 2024 and 2023 was $52.7 million and $45.4 million, respectively. Included in depreciation and amortization expense in the consolidated statement of operations were net gains on sales of operating assets of $0.3 million and nil for the three months ended March 31, 2024 and 2023, respectively.

Note 5. Accrued Liabilities and Other

Accrued liabilities and other consists of the following:

	March 31,	December 31,
	2024	2023

	(in millions)
Payroll and employee benefits	$16.4	$15.5
Programming costs	11.5	11.4
Other accrued liabilities	7.0	6.8
Employee severance	6.9	5.4
Patent litigation settlement	5.8	10.0
Franchise and revenue sharing fees	3.9	4.9
Property, income, sales and use taxes	2.8	1.5
Utility pole costs	2.0	2.4
Professional fees	1.9	2.1
	$58.2	$60.0

Note 6. Long-Term Debt and Finance Leases

The following table summarizes the Company’s long-term debt and finance leases:

				December 31,
	March 31, 2024			2023
	Available
	borrowing	Effective	Outstanding	Outstanding
	capacity	interest rate(1)	balance	balance

	(in millions)
Long-term debt:
Term B Loans, net(2)	$—	8.30%	$709.6	$711.3
Revolving Credit Facility(3)	4.3	8.07%	241.0	201.0
Total long-term debt	$4.3		950.6	912.3
Other Financing			1.3	1.4
Finance lease obligations			21.5	24.6
Total long-term debt, finance lease obligations and other			973.4	938.3
Debt issuance costs, net(4)			(3.5)	(3.8)
Sub-total			969.9	934.5
Less current portion			(17.5)	(18.8)
Long-term portion			$952.4	$915.7
(1)	Represents the effective interest rate in effect for all borrowings outstanding as of March 31, 2024 pursuant to each debt instrument including the applicable margin.
(2)	At March 31, 2024 and December 31, 2023 includes $3.9 million and $4.1 million of net unamortized discounts, respectively.
(3)	Available borrowing capacity at March 31, 2024 represents $250.0 million of total availability less borrowing of $241.0 million on the Revolving Credit Facility and outstanding letters of credit of $4.7 million. Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company.
(4)	At March 31, 2024 and December 31, 2023, debt issuance costs include $2.9 million and $3.0 million related to Term B Loans and $0.7 million and $0.8 million related to the Revolving Credit Facility, respectively.

On December 20, 2021, the Company entered into a secured credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and issuing bank (the “Credit Agreement”).  The Credit Agreement consists of (i) a Senior Secured Term B Loan in an aggregate principal amount of $730.0 million (“Term B Loan”) and (ii) a $250.0 million revolving credit commitment (“Revolving Credit Facility” together with the Term B Loan, the “Senior Secured Credit Facility”).  The Term B Loan matures in December 2028 and bears interest at a rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 3.00%, subject to a 50 basis point floor, and the revolving credit commitment bears interest at a rate equal to SOFR plus 2.75%, subject to a 50 basis point commitment fee rate for unused commitments, and matures in December 2026. The Term B Loans and Revolving Credit Facility are secured on a first-priority basis by a lien on substantially all of the Company’s assets, subject to certain exceptions and permitted liens.

As of March 31, 2024, the Company was in compliance with all debt covenants.

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

The Company recorded $3.0 million and $5.4 million of total non-cash compensation expense for the three months ended March 31, 2024 and 2023, respectively. Certain awards were modified during the year ended December 31, 2021 and were classified as liabilities. The remainder of these liability-based awards were settled with shares of restricted stock for nil and approximately $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

The following table presents restricted stock activity during the three months ended March 31, 2024:

Number of
Unvested
Restricted Stock
Shares
Outstanding, beginning of period	2,451,026
Granted	164,725
Vested	(1,079,767)
Forfeited	(53,294)
Outstanding, end of period(1)	1,482,690
(1)	The total outstanding non-vested shares of restricted stock awards granted to employees and directors are included in total outstanding shares as of March 31, 2024.

Performance Shares

The Company began issuing performance shares to certain executives in 2020. Each performance share grant has a performance period of three years and is based on the Company’s achievement level relative to: 50% based upon the Company’s Total Shareholder Return (“TSR”) relative to the TSRs of the Company’s peer group and 50% based on the Company’s three-year cumulative EBITDA metric.

The performance shares based on three-year cumulative EBITDA have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common stock on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed.  As of March 31, 2024, the Company determined that it was not probable that the performance condition based on three-year cumulative EBITDA would be met for the performance shares issued in 2022 and 2023.  This conclusion is consistent with the assessment performed at December 31, 2023 and as such, no compensation expense has been recognized for these awards.

Note 8. Equity

On October 4, 2022, the Company’s Board of Directors authorized the Company to repurchase up to $50.0 million of its outstanding common stock. The Company completed the Share Repurchase Program in June 2023 with approximately 4.9 million shares purchased for $50.4 million (including commissions).

The following table summarizes the Company’s purchases of WOW common stock during the three months ended March 31, 2024 and 2023, respectively. These shares are reflected as treasury stock in the Company’s consolidated balance sheets.

	Three months ended
	March 31,
	2024	2023

	(shares)
Share buybacks	—	1,941,033
Income tax withholding(1)	339,891	701,145
	339,891	2,642,178
(1)	Generally, the Company withholds shares to cover the income tax withholdings of the employee upon vesting. These shares are not part of the board approved Share Repurchase Program.

Note 9. Earnings per Common Share

Basic earnings or loss per share attributable to the Company’s common stockholders is computed by dividing net income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share attributable to common stockholders presents the dilutive effect, if any, on a per share basis of potential common shares (such as restricted stock units) as if they had been vested or converted during the periods presented. No such items were included in the computation of diluted loss or earnings per share for the three months ending March 31, 2024 or 2023 because the Company incurred a net loss and the effect of inclusion would have been anti-dilutive.

	Three months ended
	March 31,
	2024	2023

	(in millions, except share data)
Net loss	$(15.0)	$(38.0)

Basic weighted-average shares	81,347,672	83,028,769
Effect of dilutive securities:
Restricted stock awards	—	—
Diluted weighted-average shares	81,347,672	83,028,769

Basic and diluted (loss) earnings per common share
Basic	$(0.18)	$(0.46)
Diluted	$(0.18)	$(0.46)

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

During the first quarter of 2024, the Company entered into five interest rate swap arrangements.  The Company’s derivative instrument is accounted for at fair value on a recurring basis and classified within Level 2 of the valuation hierarchy.

	Level 1	Level 2	Level 3	Total

	(in millions)
Financial Assets
Interest rate swaps (1)	$—	$3.1	$—	$3.1
Total	$—	$3.1	$—	$3.1
Financial Liabilities
Interest rate swaps (1)	$—	$4.2	$—	$4.2
Long-term debt, net (2)	—	619.0	—	619.0
Total	$—	$623.2	$—	$623.2
(1)	Measured as the present value of all expected future cash flows based on the SOFR-based swap yield curves as of March 31, 2024. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.
(2)	Measured based on dealer quotes considering current market rates for the Company’s credit facility. The ratio of the Company’s aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets. Debt fair value does not include debt issuance costs and discount.

There were no transfers into or out of Level 1, 2 or 3 during the periods ended March 31, 2024 and December 31, 2023.

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

The Company’s exposure to interest rate risk results primarily from its variable rate borrowings. At various points during the first quarter of 2024, the Company entered into five separate pay-fixed interest rate swap agreements for a notional amount of $100 million each.

As of March 31, 2024, the Company is the fixed rate payor on five interest rate swap contracts that effectively fix the SOFR-based index used to determine the interest rates charged on the Company’s total long-term debt of $954.5 million, not including unamortized debt issuance costs and discount. These contracts fix approximately 52% of the Company’s term loan variable rate exposure at an average of 4.3% expiration dates of February and March 2027. The Company accounts for each agreement on a fair value basis at each reporting period.

The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the condensed consolidated balance sheet as of March 31, 2024. The Company did not have any derivative instruments as of December 31, 2023.

		Fair Value	Fair Value
		Other	Other
	Notional	Current	Non-current
	Amount	Assets	Liabilities

Derivatives Instruments	(in millions)
Interest rate swap contracts as of March 31, 2024	$500.0	$3.1	$4.2

The Company recognized the change in fair value of $1.1 million, offset by cash receipts of $0.4 million, in interest expense in the condensed consolidated income statement related to these agreements for the three months ended March 31, 2024. See additional disclosure information related to these derivative instruments in Note 10 – Fair Value Measurements.

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

The Company reported income tax benefit of $0.5 million and $12.6 million for the three months ended March 31, 2024 and 2023, respectively.  The change to income tax benefit was primarily related to an increase in income from operations and valuation allowance quarter over quarter.

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

The Company intends to pursue funding contributions for that settlement from third parties implicated by Sprint’s claims and the Company’s defense, including indemnification claims against the Company’s various affected equipment providers. As a result of the settlement, the Company accrued $46.8 million as of March 31, 2023, and the associated expense was included in selling, general and administrative expenses for the quarter ended March 31, 2023.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the nation’s leading broadband providers offering an expansive portfolio of advanced services, including high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential customers and offer a full range of products and services to business customers. Our services are delivered across 16 markets via our efficient, advanced hybrid fiber-coax (“HFC”) network. Our footprint covers certain suburban areas within the states of Alabama, Florida, Georgia, Michigan, South Carolina and Tennessee. At March 31, 2024, our broadband networks passed 1.9 million homes and businesses and served 500,700 customers.

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

For the three months ended March 31, 2024, the average percentage of HSD only new connections was approximately 92% compared to an average percentage of approximately 88% for the three months ended March 31, 2023. Of the HSD only customers, approximately 72% of the new connections purchased 500MB or higher speeds during the three months ended March 31, 2024, representing a 4% decrease compared to the three months ended March 31, 2023.

WOW is continuing to focus on its market expansion strategy by building out its network in locations adjacent and nonadjacent to its existing network and bringing its state-of-the-art all IP fiber technology and award-winning customer service to those markets. During 2023, WOW launched services in the communities of Altamonte Springs, Wekiwa Springs, Casselberry, and Forest City in Florida as well as Headland, Alabama and Mauldin, SC. During the three months ended March 31, 2024, we continued to launch services in communities throughout Central Florida.

Key Transactions Impacting Operating Results and Financial Condition

Share Repurchase Program

On October 4, 2022, our Board of Directors authorized us to repurchase up to $50.0 million of our outstanding common stock.  The Company completed the Share Repurchase Program in June 2023 with approximately 4.9 million shares purchased for $50.4 million (including commissions).  During the quarter ended March 31, 2023, we repurchased 1.9 million shares for approximately $21.1 million as part of the Share Repurchase Program.

Critical Accounting Estimates

For a discussion of our critical accounting estimates and the means by which we develop estimates refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K. There have been no material changes from the critical estimates described in our Form 10-K.

Homes Passed and Subscribers

We report homes passed as the number of serviceable addresses, such as single residence homes, apartments and condominium units, and businesses passed by our broadband network and listed in our database. We report total subscribers as the number of subscribers who receive at least one of our HSD, Video or Telephony services, without regard to which or how many services they subscribe. We define each of the individual HSD subscribers, Video subscribers and Telephony subscribers as a revenue generating unit (“RGU”). The following table summarizes homes passed, total subscribers and total RGUs for our services as of each respective date and for comparability purposes, presents subscribers associated with the Company’s operations as of each specified date:

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2023	2023	2023	2023	2024
Homes passed	1,885,700	1,892,600	1,905,600	1,932,200	1,948,500
Total subscribers	527,300	522,400	517,400	504,100	500,700
HSD RGUs	508,700	507,800	503,400	490,100	489,700
Video RGUs	117,100	110,000	100,800	90,800	79,300
Telephony RGUs	87,700	85,300	82,700	79,500	77,700
Total RGUs	713,500	703,100	686,900	660,400	646,700

The following table displays the homes passed and subscribers related to the Company’s market expansion activities, which includes edge-outs and Greenfield expansion:

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2023	2023	2023	2023	2024
Homes passed	85,600	92,800	106,700	129,600	147,700
Total subscribers	21,200	23,200	25,800	28,100	32,200
HSD RGUs	21,100	22,900	25,600	27,900	31,900
Video RGUs	6,900	7,000	7,000	7,100	7,200
Telephony RGUs	2,900	3,100	3,600	3,800	4,200
Total RGUs	30,900	33,000	36,200	38,800	43,300

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

●	HSD revenue consists primarily of fixed monthly fees for data service and rental of modems.
●	Video revenue consists primarily of fixed monthly fees for basic, premium and digital cable television services and rental of video converter equipment, as well as charges from optional services, such as pay-per-view, video-on-demand and other events available to the customer. The Company is required to pay certain cable franchising authorities an amount based on the percentage of gross revenue derived from video services. The Company generally passes these fees on to the customer, which is included in video revenue.
●	Telephony revenue consists primarily of fixed monthly fees for local service and enhanced services, such as call waiting, voice mail and measured and flat rate long-distance service.

●	Other business service revenue consists primarily of monthly recurring charges for session initiated protocol, web hosting, metro Ethernet, wireless backhaul, broadband carrier services and cloud infrastructure services provided to business customers.
●	Other revenue consists primarily of revenue from paper statement fees, revenue from late fees, line assurance warranty services provided to residential and business customers and advertising placement.

Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our broadband networks were 92% and 93% of total revenue for the three months ended March 31, 2024 and March 31, 2023, respectively.  The remaining percentage of total revenue represents non-subscription revenue primarily from other business services, line assurance warranty services and advertising placement.

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

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three months ended
	March 31,
	2024	2023

	(in millions)
Revenue	$161.5	$172.2
Costs and expenses:
Operating (excluding depreciation and amortization)	67.5	78.1
Selling, general and administrative	36.4	85.5
Depreciation and amortization	52.4	45.5
	156.3	209.1
Income (loss) from operations	5.2	(36.9)
Other income (expense):
Interest expense	(21.0)	(14.9)
Other income, net	0.3	1.2
Loss before provision for income tax	(15.5)	(50.6)
Income tax benefit	0.5	12.6
Net loss	$(15.0)	$(38.0)

Revenue

Total revenue for the three months ended March 31, 2024 decreased $10.7 million, or 6%, as compared to revenue for the three months ended March 31, 2023 as follows:

	Three months ended
	March 31,
	2024	2023

	(in millions)
Residential subscription	$121.0	$131.6
Business subscription	28.0	27.8
Total subscription	149.0	159.4
Other business services	5.3	5.2
Other	7.2	7.6
Total revenue	$161.5	$172.2

Subscription Revenue

Total subscription revenue decreased $10.4 million, or 7%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease is primarily driven by a $11.4 million shift in service offering mix as a result of the reduction in Video and HSD RGUs, coupled with a $6.7 million decrease in volume across all services.  This decrease was partially offset by a $7.7 million increase in average revenue per unit (“ARPU”) as a result of rate increases in the third quarter of 2023 and first quarter of 2024. ARPU is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period.

Other Business Services

Other business services revenue increased $0.1 million, or 2%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase is primarily due to an increase in wholesale revenue offset by decreases in data center revenue.

Other Revenue

Other revenue decreased $0.4 million, or 5%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease is primarily due to decreases in advertising and shopping revenue, partially offset by an increase in paper statement revenue.

Operating expenses (excluding depreciation and amortization)

Operating expenses (excluding depreciation and amortization) decreased $10.6 million, or 14%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease is primarily driven by decreases in direct operating expense, specifically programming expense of $8.9 million, which aligns with the reduction in Video RGUs between periods, increases in capitalizable eligible expenses, and decreases in insurance expenses.

Incremental contribution

Incremental contribution is defined as subscription services revenue less costs directly incurred from third parties in connection with the provision of such services to our customers (service direct expense). Incremental contribution decreased $2.4 million, or 2% during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease is primarily due to a reduction in Video and Telephony revenue for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $49.1 million, or 57%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease is primarily attributable to the effect of the patent litigation settlement incurred in 2023, and a decrease in stock compensation expense, marketing expenses, and certain cash compensation expenses partially offset by increases in employee severance charges and other professional service fees.

Depreciation and amortization expenses

Depreciation and amortization expenses increased $6.9 million, or 15%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase is primarily due to an increase of equipment placed into service as we continue to expand our network.

Interest expense

Interest expense increased $6.1 million, or 41%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase is primarily due to a higher overall debt balance combined with higher interest rates, and entrance into five interest rate derivative instruments during the first quarter of 2024. The change in the fair value of the derivative instruments is presented in interest expense each period.

Other income

Other income decreased $0.9 million, or 75%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease is primarily related to the decline in services provided as part of the Transition Services Agreements under which WOW was providing post-transaction continuity of service to the two different buyers of our sold service areas during the transition periods. The agreements with both buyers ended in 2023.

Income tax benefit

We reported income tax benefit of $0.5 million and $12.6 million for the three months ended March 31, 2024 and 2023, respectively. The change to income tax benefit was primarily related to an increase in income from operations and valuation allowance quarter over quarter.

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

The following table provides a reconciliation of incremental contribution to income from operations, which is the most directly comparable GAAP measure, for the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
	2024	2023

	(in millions)
Income (loss) from operations	$5.2	$(36.9)
Revenue (excluding subscription revenue)	(12.5)	(12.8)
Other non-allocated operating expense (excluding depreciation and amortization)	37.3	39.9
Selling, general and administrative	36.4	85.5
Depreciation and amortization	52.4	45.5
Incremental contribution	$118.8	$121.2

Liquidity and Capital Resources

Our primary funding requirements are for our ongoing operations, capital expenditures, outstanding debt obligations, including lease agreements, and strategic investments. At March 31, 2024, the principal amount of our outstanding consolidated debt aggregated to $969.9 million, of which $17.5 million is classified as current in our unaudited condensed consolidated balance sheet as of such date. As of March 31, 2024, we had borrowing capacity of $4.3 million under our Revolving Credit Facility.

We are required to prepay principal amounts if we generate excess cash flow, as defined in the Credit Agreement. As of March 31, 2024, we had $19.2 million of cash and cash equivalents. We believe that our existing cash balances and operating cash flows will provide sufficient resources to fund our obligations and anticipated liquidity requirements over the next 12 months.

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

Historical Operating, Investing, and Financing Activities

Operating Activities

Net cash provided by operating activities was $33.2 million for the three months ended March 31, 2024 from $32.6 million compared to the three months ended March 31, 2023. The increase is primarily due to timing differences of our receivables and payables.

Investing Activities

Net cash used in investing activities was $72.5 million for the three months ended March 31, 2024 compared to $60.1 million for the three months ended March 31, 2023. The increase is primarily attributable to an increase in construction projects related to our market expansion initiatives.

We have ongoing capital expenditure requirements related to the maintenance, expansion and technological upgrades of our network. Capital expenditures are funded primarily through a combination of cash on hand and cash flow from operations. Our capital expenditures were $72.5 million and $60.2 million for the three months ended March 31, 2024 and 2023, respectively. The $12.3 million increase in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is related to increases in costs related to our market expansion initiatives in locations adjacent and nonadjacent to our existing network.

The following table sets forth additional information regarding our capital expenditures for the periods presented:

	Three months ended
	March 31,
	2024	2023

	(in millions)
Capital Expenditures
Scalable infrastructure(1)	$32.6	$17.9
Customer premise equipment(2)	18.6	16.2
Line extensions(3)	11.1	16.0
Support capital and other(4)	10.2	10.1
Total	$72.5	$60.2
Capital expenditures included in total related to:
Greenfields(5)	$43.1	$20.2
Edge-outs(6)	$1.7	$4.2
Business services(7)	$2.2	$3.9
(1)	Scalable infrastructure includes costs, not directly related to customer acquisition activity, to support new customer growth and provide service enhancements (e.g., headend equipment).
(2)	Customer premise equipment, includes equipment and installation costs incurred to deliver services to residential and business services customers. CPE includes the costs of acquiring and installing our set-top boxes and modems, as well as the cost of customer connections to our network.
(3)	Line extensions include costs associated with new home development within our footprint and edge-outs (e.g., fiber / coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(4)	Support capital and other includes costs to modify or replace existing HFC network, including enhancements, and all other costs to support day-to-day operations, including land, buildings, vehicles, office equipment, tools and test equipment.
(5)	Greenfields represent costs associated with building our fiber technology network in locations nonadjacent to our existing network.
(6)	Edge-outs represent costs to extend our network into new adjacent service areas, including the associated CPE.
(7)	Business services represent costs associated with the build-out of our network to support business services customers, including the associated CPE.

Financing Activities

Net cash provided by financing activities was $35.1 million for the three months ended March 31, 2024 and $17.7 million for the three months ended March 31, 2023. The increase is due to a reduction in purchases of treasury stock, offset by the reduction in net borrowings during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of March 31, 2024, borrowings under our Term B Loans and Revolving Credit Facility bear interest at SOFR plus 3.00% and SOFR plus 2.75%, respectively.  We manage the impact of interest rate changes on earnings and operating cash flows by entering into derivative instruments to protect against increases in the interest rates on our variable rate debt. We use interest rate swaps, where we receive variable rate amounts in exchange for fixed rate payments. As of March 31, 2024, after considering our interest rate swaps, approximately 48% of our Senior Secured Credit Facility is still variable rate debt. A hypothetical 100 basis point (1%) change in SOFR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of March 31, 2024) would result in an annual interest expense change of up to approximately $4.5 million on our Senior Secured Credit Facility.

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

Our management, with the participation of the Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2024. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the first quarter of 2024.

PART II

Item 1. Legal Proceedings

Refer to Note 13 – Commitments and Contingencies for a discussion of the Company’s legal proceedings.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2023 includes “Risk Factors” under Item 1A of Part 1. There have been no material changes to the risk factors set forth therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table presents WOW’s purchases of equity securities completed during the first quarter of 2024 (in millions, except share and per share amounts):

				Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet be
	Number of Shares	Average Price	Purchased as Part of Publicly	Purchased Under the Plans
Period	Purchased (1)	Paid per Share	Announced Plans or Programs	or Programs (in millions)
January 1 - 31, 2024	7,799	$3.68	—	$—
February 1 - 29, 2024	30,836	$3.85	—	$—
March 1 - 31, 2024	301,256	$3.69	—	$—
(1)	Represents shares withheld from employees for the payment of taxes upon the vesting of restricted stock awards for the months of January, February, and March 2024, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2024, none of the Company's directors or Section 16 officers amended, adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

.

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
101

The following financial information from WideOpenWest, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2024, filed with the Securities and Exchange Commission on May 7, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST, INC.

May 7, 2024	By:	/s/ TERESA ELDER
Teresa Elder
Chief Executive Officer

	By:	/s/ JOHN REGO
John Rego
Chief Financial Officer