Form 10-Q
period 2024-06-30
WideOpenWest, Inc.
filed 2024-08-08
CIK 1701051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of outstanding shares of the registrant’s common stock as of August 2, 2024 was 84,689,135.

WIDEOPENWEST, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2024

This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2024. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to “WOW,” “we,” “us,” “our,” or “the Company” are to WideOpenWest, Inc. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

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

ii

PART I-FINANCIAL INFORMATION

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2024	2023

	(in millions, except share data)
Assets
Current assets
Cash and cash equivalents	$20.7	$23.4
Accounts receivable—trade, net of allowance for doubtful accounts of $5.5 and $6.7, respectively	37.4	38.8
Accounts receivable—other, net	3.7	9.5
Prepaid expenses and other	44.4	38.5
Total current assets	106.2	110.2
Right-of-use lease assets—operating	20.9	20.1
Property, plant and equipment, net	843.5	830.4
Franchise operating rights	278.3	278.3
Goodwill	225.1	225.1
Intangible assets subject to amortization, net	0.8	1.0
Other non-current assets	49.0	49.6
Total assets	$1,523.8	$1,514.7
Liabilities and stockholders’ equity
Current liabilities
Accounts payable—trade	$59.3	$59.5
Accrued interest	1.8	1.6
Current portion of long-term lease liability—operating	4.4	4.3
Accrued liabilities and other	62.4	60.0
Current portion of long-term debt and finance lease obligations	17.9	18.8
Current portion of unearned service revenue	25.0	25.4
Total current liabilities	170.8	169.6
Long-term debt and finance lease obligations, net of debt issuance costs —less current portion	956.6	915.7
Long-term lease liability—operating	18.6	18.0
Deferred income taxes, net	115.8	125.7
Other non-current liabilities	25.4	27.5
Total liabilities	1,287.2	1,256.5
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 100,155,191 and 98,594,629 issued as of June 30, 2024 and December 31, 2023, respectively; 84,757,140 and 83,557,786 outstanding as of June 30, 2024 and December 31, 2023, respectively	1.0	1.0
Additional paid-in capital	397.7	391.8
Retained earnings (accumulated deficit)	(5.5)	20.3
Treasury stock at cost, 15,398,051 and 15,036,843 shares as of June 30, 2024 and December 31, 2023, respectively	(156.6)	(154.9)
Total stockholders’ equity	236.6	258.2
Total liabilities and stockholders’ equity	$1,523.8	$1,514.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions, except per share and share data)
Revenue	$158.8	$172.6	$320.3	$344.8
Costs and expenses:
Operating (excluding depreciation and amortization)	64.6	75.6	132.1	153.7
Selling, general and administrative	37.8	43.6	74.2	129.1
Depreciation and amortization	52.7	46.7	105.1	92.2
Impairment losses on intangibles	—	128.1	—	128.1
	155.1	294.0	311.4	503.1
Income (loss) from operations	3.7	(121.4)	8.9	(158.3)
Other income (expense):
Interest expense	(17.8)	(17.3)	(38.8)	(32.2)
Other income, net	0.2	0.8	0.5	2.0
Loss before provision for income tax	(13.9)	(137.9)	(29.4)	(188.5)
Income tax benefit	3.1	36.2	3.6	48.8
Net loss	$(10.8)	$(101.7)	$(25.8)	$(139.7)

Basic and diluted loss per common share
Basic	$(0.13)	$(1.25)	$(0.32)	$(1.70)
Diluted	$(0.13)	$(1.25)	$(0.32)	$(1.70)
Weighted-average common shares outstanding
Basic	81,938,341	81,502,527	81,644,131	82,262,724
Diluted	81,938,341	81,502,527	81,644,131	82,262,724

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

					Retained
		Common	Treasury	Additional	Earnings	Total
	Common	Stock	Stock at	Paid-in	(Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Deficit)	Equity

	(in millions, except share data)
Balances at January 1, 2024	83,557,786	$1.0	$(154.9)	$391.8	$20.3	$258.2
Stock-based compensation	—	—	—	3.0	—	3.0
Issuance of restricted stock, net	111,431	—	—	—	—	—
Purchase of shares	(339,891)	—	(1.6)	—	—	(1.6)
Net loss	—	—	—	—	(15.0)	(15.0)
Balances at March 31, 2024(1)	83,329,326	$1.0	$(156.5)	$394.8	$5.3	$244.6
Stock-based compensation	—	—	—	2.9	—	2.9
Issuance of restricted stock, net	1,449,131	—	—	—	—	—
Purchase of shares	(21,317)	—	(0.1)	—	—	(0.1)
Net loss	—	—	—	—	(10.8)	(10.8)
Balances at June 30, 2024(1)	84,757,140	$1.0	$(156.6)	$397.7	$(5.5)	$236.6
(1)	Included in outstanding shares as of March 31, 2024 and June 30, 2024 are 1,482,690 and 2,726,560, respectively, of non-vested shares of restricted stock awards granted to employees and directors.

		Common	Treasury	Additional		Total
	Common	Stock	Stock at	Paid-in	Retained	Stockholders'
	Stock	Par Value	Cost	Capital	Earnings	Equity

	(in millions, except share data)
Balances at January 1, 2023	86,417,733	$1.0	$(108.6)	$374.7	$308.0	$575.1
Stock-based compensation	—	—	—	5.6	—	5.6
Issuance of restricted stock, net	1,783,965	—	—	—	—	—
Purchase of shares	(2,642,178)	—	(28.4)	—	—	(28.4)
Net loss	—	—	—	—	(38.0)	(38.0)
Balances at March 31, 2023(1)	85,559,520	$1.0	$(137.0)	$380.3	$270.0	$514.3
Stock-based compensation	—	—	—	5.1	—	5.1
Issuance of restricted stock, net	(8,493)	—	—	—	—	—
Purchase of shares	(1,866,046)	—	(17.5)	—	—	(17.5)
Net income	—	—	—	—	(101.7)	(101.7)
Balances at June 30, 2023(1)	83,684,981	$1.0	$(154.5)	$385.4	$168.3	$400.2
(1)	Included in outstanding shares as of March 31, 2023 and June 30, 2023 are 3,057,037 and 2,847,006, respectively, of non-vested shares of restricted stock awards granted to employees and directors.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2024	2023

	(in millions)
Cash flows from operating activities:
Net loss	$(25.8)	$(139.7)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	105.4	92.3
Deferred income taxes	(9.9)	(49.5)
Provision for doubtful accounts	4.8	5.5
Gain on sale of operating assets, net	(0.3)	(0.1)
Amortization of debt issuance costs and discount	0.9	0.8
Change in fair value of derivative instruments	(0.7)	—
Impairment losses on intangibles	—	128.1
Non-cash compensation	5.9	10.4
Other non-cash items	(0.1)	—
Changes in operating assets and liabilities:
Receivables and other operating assets	0.1	(13.7)
Payables and accruals	6.3	7.1
Net cash provided by operating activities	$86.6	$41.2
Cash flows from investing activities:
Capital expenditures	$(123.6)	$(123.8)
Other investing activities	0.1	0.2
Net cash used in investing activities	$(123.5)	$(123.6)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$44.0	$130.0
Payments on long-term debt and finance lease obligations	(10.0)	(9.7)
Reimbursement of finance lease payments	1.7	—
Purchase of shares	(1.5)	(45.9)
Net cash provided by financing activities	$34.2	$74.4
Decrease in cash and cash equivalents	(2.7)	(8.0)
Cash and cash equivalents, beginning of period	23.4	31.0
Cash and cash equivalents, end of period	$20.7	$23.0
Supplemental disclosures of cash flow information:
Cash paid during the periods for interest, net	$38.6	$30.2
Cash paid during the periods for income taxes	$0.1	$9.8
Cash received during the periods for refunds of income taxes	$—	$4.8
Non-cash operating activities:
Operating lease additions	$2.9	$0.9
Non-cash investing and financing activities:
Finance lease additions	$5.1	$4.3
Excise tax payable	$0.2	$—
Capital expenditures within accounts payable and accruals	$33.7	$29.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

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

Recently Issued Accounting Standards

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvement to Reportable Segment Disclosures.  ASU 2023-07 will require public business entities (“PBEs”)  to disclose, on an annual and interim basis, significant segment expenses provided to the chief operating decision maker (“CODM”) including a profit and loss; an amount for other segment items by reportable segment, including  a description of composition; annual disclosures about a reportable segment’s profit or loss; if a CODM uses more than one measure of a segment’s profit or loss the PBE may report one or more of those additional measures; and requires that a PBE disclose the title and position of the CODM. The updated disclosure requirements are to be adopted for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024.  The Company does not anticipate adoption will have a material impact on the financial position, results of operations, cash flows or disclosures.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In October 2023, FASB issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740), Improvement to Income Tax Disclosures.  ASU 2023-09 will require all entities to disclose more detailed information in their reconciliation of their statutory tax rate to their effective tax rate. This requires PBEs to include incremental detail in a numerical, tabular format, while all other entities will do so through enhanced qualitative disclosures. The ASU also requires entities to disclose more detailed information about income taxes paid, including by jurisdiction; pretax income (or loss) from continuing operations; and income tax expense (or benefit). The updated disclosure requirements are to be adopted for annual periods beginning after December 15, 2024.  The Company expects the adoption of the standard to result in additional disaggregation in the income tax footnote disclosures.

Note 3. Revenue from Contracts with Customers

Revenue by Service Offering

The following table presents revenue by service offering:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Residential subscription
HSD	$85.7	$88.0	$172.6	$174.8
Video	28.3	38.7	57.6	77.9
Telephony	4.5	5.5	9.3	11.1
Total residential subscription	$118.5	$132.2	$239.5	$263.8
Business subscription
HSD	$19.3	$18.7	$38.6	$37.1
Video	2.5	2.9	5.0	5.8
Telephony	6.2	6.6	12.4	13.1
Total business subscription	$28.0	$28.2	$56.0	$56.0
Total subscription services revenue	146.5	160.4	295.5	319.8
Other business services revenue(1)	5.0	5.1	10.3	10.3
Other revenue	7.3	7.1	14.5	14.7
Total revenue	$158.8	$172.6	$320.3	$344.8
(1)	Includes wholesale and colocation lease revenue of $4.7 million and $4.9 million for the three months ended June 30, 2024 and 2023, respectively and $9.7 million and $9.6 million for the six months ended June 30, 2024 and 2023, respectively.

Promotional Costs

The following table summarizes the activity of promotional costs:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Balance at beginning of period	$20.3	$18.5	$20.4	$18.0
Deferral	1.7	1.9	3.8	4.0
Amortization	(2.3)	(1.8)	(4.5)	(3.4)
Balance at end of period	$19.7	$18.6	$19.7	$18.6

The following table presents the current and non-current portion of promotional costs for the periods presented:

	June 30, 2024	December 31, 2023

	(in millions)
Current promotional costs	$8.4	$8.0
Non-current promotional costs	11.3	12.4
Total promotional costs	$19.7	$20.4

Costs of Obtaining Contracts with Customers

The following table summarizes the activity of costs of obtaining contracts with customers:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Balance at beginning of period	$42.9	$39.9	$42.4	$39.5
Deferral	4.5	4.9	9.2	9.3
Amortization	(4.2)	(4.0)	(8.4)	(8.0)
Balance at end of period	$43.2	$40.8	$43.2	$40.8

The following table presents the current and non-current portion of costs of obtaining contracts with customers as of the end of the corresponding periods:

	June 30, 2024	December 31, 2023

	(in millions)
Current costs of obtaining contracts with customers	$16.8	$16.5
Non-current costs of obtaining contracts with customers	26.4	25.9
Total costs of obtaining contracts with customers	$43.2	$42.4

The current portion and the non-current portion of promotional costs and costs of obtaining contracts with customers are included in prepaid expenses and other and other non-current assets, respectively, in the Company’s unaudited condensed consolidated balance sheets. Amortization of promotional costs and costs of obtaining contracts with customers is included in selling, general and administrative expense in the Company’s unaudited condensed consolidated statements of operations.

Contract Liabilities

The following table summarizes the activity of current and non-current contract liabilities:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Balance at beginning of period	$2.3	$2.5	$2.5	$2.7
Deferral	2.7	2.7	5.1	5.2
Revenue recognized	(2.6)	(2.7)	(5.2)	(5.4)
Balance at end of period	$2.4	$2.5	$2.4	$2.5

The following table presents the current and non-current portion of contract liabilities as of the end of the corresponding periods:

	June 30, 2024	December 31, 2023

	(in millions)
Current contract liabilities	$2.1	$2.2
Non-current contract liabilities	0.3	0.3
Total contract liabilities	$2.4	$2.5

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

A summary of expected business subscription and other business services revenue to be recognized in future periods related to performance obligations which have not been satisfied or are partially unsatisfied as of June 30, 2024 is set forth in the table below:

	2024	2025	2026	Thereafter	Total

	(in millions)
Subscription services	$23.8	$27.6	$9.3	$3.8	$64.5
Other business services	1.3	1.7	0.9	0.4	4.3
Total expected revenue	$25.1	$29.3	$10.2	$4.2	$68.8

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

The following table presents the change in the allowance for doubtful accounts for trade accounts receivable:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Accounts receivable - trade	$42.9	$45.6	$42.9	$45.6

Allowance for doubtful accounts:
Balance at beginning of period	$6.4	$4.8	$6.7	$4.3
Provision charged to expense	2.1	2.9	4.8	5.5
Accounts written off, net of recoveries	(3.0)	(1.8)	(6.0)	(3.9)
Balance at end of period	$5.5	$5.9	$5.5	$5.9

Accounts receivable - trade, net of allowance for doubtful accounts	$37.4	$39.7	$37.4	$39.7

Note 4. Plant, Property and Equipment, Net

Plant, property and equipment consists of the following:

	June 30,	December 31,
	2024	2023

	(in millions)
Distribution facilities	$1,612.9	$1,510.6
Head-end equipment	293.0	296.5
Customer premise equipment	274.8	274.9
Computer equipment and software	192.4	182.0
Telephony infrastructure	48.0	48.0
Buildings and leasehold improvements	33.9	33.4
Vehicles	30.7	28.1
Office and technical equipment	19.1	19.1
Land	4.4	4.4
Construction in progress (including material inventory and other)	63.0	76.6
Total property, plant and equipment	2,572.2	2,473.6
Less accumulated depreciation	(1,728.7)	(1,643.2)
	$843.5	$830.4

Depreciation expense for the three months ended June 30, 2024 and 2023 was $52.5 million and $46.7 million, respectively. Included in depreciation and amortization expense in the unaudited condensed consolidated statement of operations for the three months ended June 30, 2024 and 2023 were net gains on sales of operating assets of nil and $0.1 million, respectively.

Depreciation expense for the six months ended June 30, 2024 and 2023 was $105.2 million and $92.1 million, respectively. Included in depreciation and amortization expense in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2024 and 2023 were net gains on sales of operating assets of $0.3 million and $0.1 million, respectively.

Note 5. Franchising Operating Rights and Goodwill

Changes in the carrying amounts of the Company’s franchise operating rights and goodwill during the three and six months ended June 30, 2024 and 2023 are set forth below:

	January 1,		June 30,
	2024	Impairment	2024

	(in millions)
Franchise operating rights	$278.3	$—	$278.3
Goodwill	225.1	—	225.1
	$503.4	$—	$503.4

	January 1,		June 30,
	2023	Impairment	2023

	(in millions)
Franchise operating rights	$585.1	$(128.1)	$457.0
Goodwill	225.1	—	225.1
	$810.2	$(128.1)	$682.1

Due to the decline in the Company’s stock price, which represented a triggering event during the second quarter of 2023, the Company performed an interim impairment analysis of its franchise operating rights and goodwill. The Company did not identify a triggering event for the three and six months ended June 30, 2024 and accordingly did not perform an impairment analysis.

Franchise Operating Rights

Franchise operating rights are evaluated for impairment annually by comparing the carrying value of the intangible asset to its estimated fair value, utilizing both quantitative and qualitative methods, at the lowest level of identifiable cash flows, which generally represent the markets in which the Company operates. Qualitative analysis is performed for franchise assets in the event the previous analysis indicates that there is a significant margin between the estimated fair value of franchise operating rights and the carrying value of those rights, and that it is more likely than not that the estimated fair value equals or exceeds its carrying value.

For any interim impairment analysis, all franchise operating rights were evaluated using quantitative analysis. The Company calculates the estimated fair value of franchise operating rights using the multi-period excess earnings method, an income approach, which calculates the estimated fair value of an intangible asset by discounting its future cash flows. The estimated fair value is determined based on discrete discounted future cash flows attributable to each franchise operating right intangible asset using assumptions consistent with internal forecasts. Assumptions key in estimating fair value under this method include, but are not limited to, revenue and subscriber growth rates (less anticipated customer churn), operating expenditures, capital expenditures (including any build out), market share achieved or market multiples, contributory asset charge rates, tax rates and a discount rate. The discount rate used in the model represents a weighted average cost of capital and the perceived risk associated with an intangible asset such as the Company’s franchise operating rights. If the fair value of the franchise operating right asset is less than its carrying value, the Company recognizes an impairment charge for the difference between the fair value and the carrying value of the asset.

As a result of the interim impairment analysis performed during the three months ended June 30, 2023, the estimated fair value of certain franchise operating right assets was determined to be below the carrying value, which resulted in the recognition of non-cash impairment losses in the following markets:

	Three and Six Months Ended
	June 30,
	2024	2023

	(in millions)
Huntsville, AL	$—	$60.0
Augusta, GA	—	24.4
Panama City, FL	—	13.5
Montgomery, AL	—	13.0
Newnan, GA	—	9.5
Valley, AL	—	4.0
Columbus, GA	—	3.7
Total	$—	$128.1

The primary driver of the impairment charge was a decline in the estimated fair market value of indefinite-lived intangible assets in certain markets. The decline is primarily due to declining cash flows, which results in an increase in the discount rate used to estimate fair value, with the decline in the Company’s common stock price. The impairment charges do not have an impact on the Company’s intent and/or ability to renew or extend existing franchise operating rights.

Goodwill

For the interim impairment analysis, the Company quantitatively evaluated goodwill at the consolidated reporting unit level. The Company determined the estimated fair value utilizing a market approach that incorporated the approximate market capitalization as of the interim testing date, increased by the quoted market price of the Company’s debt and adjusted for a control premium.

Based on the interim analysis, the estimated fair value of goodwill exceeded the carrying value, as such, no impairment charge related to goodwill was recognized during the three and six months ended June 30, 2023.  There were no triggering events for during the three and six months ended June 30, 2024 resulting in no need to perform an interim impairment analysis.

Note 6. Accrued Liabilities and Other

Accrued liabilities and other consists of the following:

	June 30,	December 31,
	2024	2023

	(in millions)
Payroll and employee benefits	$20.2	$15.5
Programming costs	10.1	11.4
Other accrued liabilities	7.6	6.8
Employee severance	6.1	5.4
Patent litigation settlement	5.8	10.0
Franchise and revenue sharing fees	4.1	4.9
Property, income, sales and use taxes	4.0	1.5
Utility pole costs	2.4	2.4
Professional fees	2.1	2.1
	$62.4	$60.0

Note 7. Long-Term Debt and Finance Leases

The following table summarizes the Company’s long-term debt and finance leases:

				December 31,
	June 30, 2024			2023
	Available
	borrowing	Effective	Outstanding	Outstanding
	capacity	interest rate(1)	balance	balance

	(in millions)
Long-term debt:
Term B Loans, net(2)	$—	8.33%	$708.0	$711.3
Revolving Credit Facility(3)	0.4	8.08%	245.0	201.0
Total long-term debt	$0.4		953.0	912.3
Other Financing			1.2	1.4
Finance lease obligations			23.6	24.6
Total long-term debt, finance lease obligations and other			977.8	938.3
Debt issuance costs, net(4)			(3.3)	(3.8)
Sub-total			974.5	934.5
Less current portion			(17.9)	(18.8)
Long-term portion			$956.6	$915.7
(1)	Represents the effective interest rate in effect for all borrowings outstanding as of June 30, 2024 pursuant to each debt instrument including the applicable margin.
(2)	At June 30, 2024 and December 31, 2023 includes $3.7 million and $4.1 million of net unamortized discounts, respectively.
(3)	Available borrowing capacity at June 30, 2024 represents $250.0 million of total availability less borrowings of $245.0 million on the Revolving Credit Facility and outstanding letters of credit of $4.6 million. Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company.
(4)	At June 30, 2024 and December 31, 2023 debt issuance costs include $2.6 million and $3.0 million related to Term B Loans and $0.7 million and $0.8 million related to the Revolving Credit Facility, respectively.

On December 20, 2021, the Company entered into a secured credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and issuing bank (the “Credit Agreement”). The Credit Agreement consists of (i) a Senior Securied Term B Loan in an aggregate principal amount of $730.0 million (“Term B Loan”) and (ii) a $250.0 million revolving credit commitment (“Revolving Credit Facility” together with the Term B Loan, the “Senior Secured Credit Facility”). The Term B Loan matures in December 2028 and bears interest at a rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 3.00%, subject to a 50 basis point floor, and the revolving credit commitment bears interest at a rate equal to SOFR plus 2.75%, subject to a 50 basis point commitment fee rate for unused commitments, and matures in December 2026. The Term B Loans and Revolving Credit Facility are secured on a first-priority basis by a lien on substantially all of the Company’s assets, subject to certain exceptions and permitted liens.

As of June 30, 2024, the Company was in compliance with all debt covenants.

Note 8. Stock-Based Compensation

The Company’s stock incentive plan, the 2017 Omnibus Incentive Plan, provides for grants of stock options, restricted stock and performance awards. The Company’s directors, officers and other employees and persons who engage in services for the Company are eligible for grants under the plan. The stock incentive plan has authorized 18,424,128 shares of the Company’s common stock to be available for issuance, subject to adjustment in the event of a reorganization, stock split, merger or similar change in the Company’s corporate structure or the outstanding shares of common stock.

Restricted stock awards generally vest ratably over a four year period based on the date of grant. For restricted stock awards that contain only service conditions for vesting, the Company calculates the award fair value based on the closing stock price on the accounting grant date.

The Company recorded $2.9 million and $5.0 million of total non-cash compensation expense for the three months ended June 30, 2024 and 2023, respectively, and recorded $5.9 million and $10.4 million for the six months ended June 30, 2024 and 2023, respectively. Certain awards were modified during the year ended December 31, 2021 and were classified as liabilities. During the six months ended June 30, 2023, the remainder of these liability-based awards were settled with shares of restricted stock for approximately $0.3 million.

The following table presents the changes in restricted stock activity during the six months ended June 30, 2024 and 2023:

	June 30,	June 30,
	2024	2023

	(shares)
Outstanding, beginning of period	2,451,026	3,223,995
Granted	1,704,349	2,033,514
Vested	(1,285,028)	(2,152,461)
Forfeited	(143,787)	(258,042)
Outstanding, end of period(1)	2,726,560	2,847,006
(1)	The total outstanding non-vested shares of restricted stock awards granted to employees and directors are included in total outstanding shares for the periods presented.

Performance Shares

The Company began issuing performance shares to certain executives in 2020. Each performance share grant has a performance period of three years and is based on the Company’s achievement level relative to: 50% based upon the Company’s Total Shareholder Return (“TSR”) related to the TSRs of the Company’s peer group and 50% based on the Company’s three-year cumulative EBITDA metric.

The performance shares based on three-year cumulative EBITDA have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common stock on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed.  As of June 30, 2024, the Company determined that it was not probable that the performance condition based on three-year cumulative EBITDA would be met for the performance shares issued in 2022 and 2023.

Note 9. Equity

On October 4, 2022, the Company’s Board of Directors authorized the Company to repurchase up to $50.0 million of its outstanding common stock. The Company completed the Share Repurchase Program in June 2023 with approximately 4.9 million shares purchased for $50.4 million (including commissions).

The following table summarizes the Company’s purchases of WOW common stock during the three and six months ended June 30, 2024 and 2023, respectively. These shares are reflected as treasury stock in the Company’s unaudited condensed consolidated balance sheets.

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(shares)
Share buybacks	—	1,810,770	—	3,751,803
Income tax withholding(1)	21,317	55,276	361,208	756,421
	21,317	1,866,046	361,208	4,508,224
(1)	Generally, the company withholds shares to cover the income tax withholdings of the employee upon vesting. These shares are not part of the Board of Directors approved Share Repurchase Program.

Note 10. Earnings per Common Share

Basic earnings or loss per share attributable to the Company’s common stockholders is computed by dividing net income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share attributable to common stockholders presents the dilutive effect, if any, on a per share basis of potential common shares (such as restricted stock units) as if they had been vested or converted during the periods presented.  No such items were included in the computation of diluted loss or earnings per share for the three and six months ended June 30, 2024 and 2023 because the Company incurred a net loss and the effect of inclusion would have been anti-dilutive.

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions, except share data)
Net loss	$(10.8)	$(101.7)	$(25.8)	$(139.7)

Basic weighted-average shares	81,938,341	81,502,527	81,644,131	82,262,724
Effect of dilutive securities:
Restricted stock awards	—	—	—	—
Diluted weighted-average shares	81,938,341	81,502,527	81,644,131	82,262,724

Basic and diluted loss per common share
Basic	$(0.13)	$(1.25)	$(0.32)	$(1.70)
Diluted	$(0.13)	$(1.25)	$(0.32)	$(1.70)

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

During the first quarter of 2024, the Company entered into five interest rate swap arrangements.  The Company’s derivative instruments are accounted for at fair value on a recurring basis and classified within Level 2 of the valuation hierarchy.  The following table reflects the Company’s financial assets and liabilities measured at fair value as of June 30, 2024.

	Level 1	Level 2	Level 3	Total

	(in millions)
Financial Assets
Interest rate swaps (1)	$—	$3.2	$—	$3.2
Total	$—	$3.2	$—	$3.2
Financial Liabilities
Interest rate swaps (1)	$—	$2.5	$—	$2.5
Long-term debt, net (2)	—	636.1	—	636.1
Total	$—	$638.6	$—	$638.6

(1)	Measured as the present value of all expected future cash flows based on the SOFR-based swap yield curves as of June 30, 2024. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.
(2)	Measured based on dealer quotes considering current market rates for the Company’s credit facility. The ratio of the Company’s aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets. Debt fair value does not include debt issuance costs and discount.

There were no transfers into or out of Level 1, 2 or 3 during the periods ended June 30, 2024 and December 31, 2023.

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

As of June 30, 2024, the Company is the fixed rate payor on five interest rate swap contracts that effectively fix the SOFR-based index used to determine the interest rates charged on a portion of the Company’s total long-term debt of $956.7 million, not including unamortized debt issuance costs and discount. These contracts fix the Company’s term loan variable rate exposure at an average of 4.3% and have expiration dates of February and March 2027. The Company accounts for each agreement on a fair value basis at each reporting period.

The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the unaudited condensed consolidated balance sheet as of June 30, 2024. The Company did not have any derivative instruments as of December 31, 2023.

		Fair Value	Fair Value
		Prepaid	Other
	Notional	Expenses	Non-current
	Amount	and Other	Liabilities

Derivatives Instruments	(in millions)
Interest rate swap contracts as of June 30, 2024	$500.0	$3.2	$2.5

The Company recognized the change in fair value of ($1.8) million, offset by cash receipts of $1.2 million, in interest expense in the condensed consolidated income statement related to these agreements for the three months ended June 30, 2024.

The Company recognized the change in fair value of ($0.7) million, offset by cash receipts of $1.6 million, in interest expense in the condensed consolidated income statement related to these agreements for the six months ended June 30, 2024.  The Company did not participate in any derivative instrument agreements during the three and six months ended June 30, 2023.

See additional disclosure information related to these derivative instruments in Note 11 – Fair Value Measurements.

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

The Company reported income tax benefit of $3.1 million and $36.2 million for the three months ended June 30, 2024 and 2023, respectively, and income tax benefit of $3.6 million and $48.8 million for the six months ended June 30, 2024 and 2023, respectively.

Note 14. Commitments and Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the nation’s leading broadband providers offering an expansive portfolio of advanced services, including high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential customers and offer a full range of products and services to business customers. Our services are delivered across 16 markets via our efficient, advanced hybrid fiber-coax (“HFC”) network. Our footprint covers certain suburban areas within the states of Alabama, Florida, Georgia, Michigan, South Carolina and Tennessee. At June 30, 2024, our broadband networks passed 2.0 million homes and businesses and served 495,200 customers.

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

We continue to experience strong demand for our HSD service. For the three and six months ended June 30, 2024, the average percentage of HSD only new connections was approximately 93%, a 6% increase when compared to the corresponding periods in 2023. However, there was a decline in customers purchasing higher speeds with approximately 72% of HSD only new connections purchasing 500MB or higher speeds during the three and six months ended June 30, 2024, representing an approximate 8% decrease when compared to the corresponding periods in 2023.

WOW is continuing to focus on its greenfield expansion strategy by building out its network in locations adjacent and nonadjacent to its existing network and bringing its state-of-the-art all IP fiber technology and award-winning customer service to those markets. As of June 30, 2024, WOW launched services in the communities of Altamonte Springs, Wekiwa Springs, Casselberry, Forest City, Longwood, Sanlando Springs, Lake Mary, Winter Springs, and Sanford, Florida as well as Headland, Alabama and Mauldin, South Carolina.

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

Homes Passed and Subscribers

We report homes passed as the number of serviceable addresses, such as single residence homes, apartments and condominium units, and businesses passed by our broadband network and listed in our database. We report total subscribers as the number of subscribers who receive at least one of our HSD, Video or Telephony services, without regard to which or how many services they subscribe. We define each of the individual HSD subscribers, Video subscribers and Telephony subscribers as a revenue generating unit (“RGU”). The following table summarizes homes passed, total subscribers and total RGUs for our services as of each respective date and for comparability purposes, presents subscribers associated with the Company’s operations as of each specified date:

	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2023	2023	2023	2024	2024
Homes passed	1,892,600	1,905,600	1,932,200	1,948,500	1,956,700
Total subscribers	522,400	517,400	504,100	500,700	495,200
HSD RGUs	507,800	503,400	490,100	489,700	485,000
Video RGUs	110,000	100,800	90,800	79,300	71,600
Telephony RGUs	85,300	82,700	79,500	77,700	75,700
Total RGUs	703,100	686,900	660,400	646,700	632,300

The following table displays the homes passed and subscribers related to the Company’s market expansion activities, which includes edge-outs and Greenfield expansion:

	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2023	2023	2023	2024	2024
Homes passed	92,800	106,700	129,600	147,700	156,600
Total subscribers	23,200	25,800	28,100	32,200	35,800
HSD RGUs	22,900	25,600	27,900	31,900	35,600
Video RGUs	7,000	7,000	7,100	7,200	7,300
Telephony RGUs	3,100	3,600	3,800	4,200	4,600
Total RGUs	33,000	36,200	38,800	43,300	47,500

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

Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our broadband networks were 92% and 93% of total revenue for the six months ended June 30, 2024 and 2023, respectively. The remaining percentage of total revenue represents non-subscription revenue primarily from other business services, paper statement fees, late fees, line assurance warranty services and advertising placement.

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

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Revenue	$158.8	$172.6	$320.3	$344.8
Costs and expenses:
Operating (excluding depreciation and amortization)	64.6	75.6	132.1	153.7
Selling, general and administrative	37.8	43.6	74.2	129.1
Depreciation and amortization	52.7	46.7	105.1	92.2
Impairment losses on intangibles	—	128.1	—	128.1
	155.1	294.0	311.4	503.1
Income (loss) from operations	3.7	(121.4)	8.9	(158.3)
Other income (expense):
Interest expense	(17.8)	(17.3)	(38.8)	(32.2)
Other income, net	0.2	0.8	0.5	2.0
Loss before provision for income tax	(13.9)	(137.9)	(29.4)	(188.5)
Income tax benefit	3.1	36.2	3.6	48.8
Net loss	$(10.8)	$(101.7)	$(25.8)	$(139.7)

Revenue

Total revenue for the three and six months ended June 30, 2024 decreased $13.8 million and $24.5 million, or 8% and 7%, respectively, as compared to the corresponding periods in 2023 as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Residential subscription	$118.5	$132.2	$239.5	$263.8
Business subscription	28.0	28.2	56.0	56.0
Total subscription	146.5	160.4	295.5	319.8
Other business services	5.0	5.1	10.3	10.3
Other	7.3	7.1	14.5	14.7
Total revenue	$158.8	$172.6	$320.3	$344.8

Subscription Revenue

Total subscription revenue decreased $13.9 million, or 9%, and $24.3 million, or 8%, during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in 2023.  The decreases were primarily driven by a $13.5 million and $24.8 million shift in service offering mix, respectively, as we experience a reduction in Video and HSD RGUs, and a $6.1 million and $12.8 million decrease in volume across all services. These decreases were partially offset by a $5.7 million and $13.3 million increase in average revenue per unit (“ARPU”), respectively, due to rate increases issued in the third quarter of 2023 and the first quarter of 2024. ARPU is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period.

Other Business Services

Other business services revenue decreased $0.1 million, or 2%, and remained flat during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in 2023.  For the three months ended June 30, 2024, the decreases are primarily due to decreases in wholesale and data center revenue.

Other Revenue

Other revenue increased $0.2 million, or 3%, and decreased $0.2 million, or 1%, during the three and six months ended June 30, 2024, as compared to the corresponding period in 2023.  For the three months ended June 30, 2024, the increase is primarily due to increases in paper statement fee and streaming partner revenue, partially offset by a decrease in shopping revenue and line assurance revenue.  For the six months ended June 30, 2024, the decrease is primarily due to a decrease in advertising revenue, shopping revenue, and line assurance revenue, partially offset by increases in paper statement fees.

Operating expenses (excluding depreciation and amortization)

Operating expenses (excluding depreciation and amortization) decreased $11.0 million, or 15%, and $21.6 million, or 14%, during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in 2023.  For the three and six months ended June 30, 2024, the decreases are primarily driven by reduction in direct operating expenses, specifically programming expenses of $9.2 million and of $18.0 million, respectively, which aligns with the reduction in Video RGUs between periods, as well as increases in capitalizable eligible expenses, decreases in bad debt expense and call center costs, partially offset by increases in charges for compensation related expenses, software and hardware related costs,and network expenses.

Incremental contribution

Incremental contribution is defined as subscription services revenue less costs directly incurred from third parties in connection with the provision of such services to our customers (service direct expense). Incremental contribution decreased $5.2 million, or 4%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, and $7.5 million, or 3%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.  See non-GAAP discussion below.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $5.8 million, or 13%, and $54.9 million, or 43%, during the three and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023. For the three months ended June 30, 2024, the decrease is primarily attributable to a decrease in restructuring costs associated with employee severance charges, reductions in marketing expenses, stock compensation expenses, and transition service agreement expenses, partially offset by increases in legal and professional fees.  For the six months ended June 30, 2024, the decrease is primarily attributable to a reduction in patent litigation settlement expense, stock compensation expenses, marketing expenses, compensation related expenses, and transition service agreement expenses.  The transition service agreement ended in the second quarter 2023.

Depreciation and amortization expenses

Depreciation and amortization expenses increased $6.0 million, or 13%, and $12.9 million, or 14%, during the three and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023. The increases are primarily due to increases of equipment placed into service as we continue to expand our network.

Impairment losses on intangibles

The Company recognized a non-cash impairment charge related to its franchise operating rights of $128.1 million for the three and six months ended June 30, 2023. The charge was primarily related to declining cash flows, which resulted in an increase in the discount rate, combined with a decline in the Company’s common stock price. The Company did not recognize such charges for the three or six months ended June 30, 2024.  See Note 5 – Franchising Operating Rights and Goodwill for discussion of non-cash impairment charge.

Interest expense

Interest expense increased $0.5 million, or 3%, and $6.6 million, or 20%, during the three and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023. The increases are primarily due to higher overall debt balances, combined with higher interest rates, and entrance into five interest rate derivative instruments during the first quarter of 2024. The change in the fair value of the derivative instruments is presented in interest expense each period.

Other income

Other income decreased $0.6 million and $1.5 million during the three and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023. The decreases are primarily due to the decline in services provided as part of the transition services agreements under which the Company was providing post-transaction continuity of service to the two different buyers of our sold service areas during the transition periods. The agreements with both buyers ended in 2023.

Income tax expense

We reported income tax benefit of $3.1 million and $36.2 million for the three months ended June 30, 2024 and 2023, respectively, and income tax benefit of $3.6 million and $48.8 million for the six months ended June 30, 2024 and 2023, respectively. The change in income tax benefit is primarily related to the impairment charges on intangibles in fiscal year 2023.

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

The following tables provide a reconciliation of incremental contribution to income from operations, which is the most directly comparable GAAP measure, for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Income (loss) from operations	$3.7	$(121.4)	$8.9	$(158.3)
Revenue (excluding subscription revenue)	(12.3)	(12.2)	(24.8)	(25.0)
Other non-allocated operating expense (excluding depreciation and amortization)	37.2	39.5	74.6	79.4
Selling, general and administrative	37.8	43.6	74.2	129.1
Depreciation and amortization	52.7	46.7	105.1	92.2
Impairment losses on intangibles	—	128.1	—	128.1
Incremental contribution	$119.1	$124.3	$238.0	$245.5

Liquidity and Capital Resources

Our primary funding requirements are for our ongoing operations, capital expenditures, outstanding debt obligations, including lease agreements, and strategic investments.  At June 30, 2024, the principal amount of our outstanding consolidated debt aggregated to $974.5 million, of which $17.9 million is classified as current in our unaudited condensed consolidated balance sheet as of such date. As of June 30, 2024, we had borrowing capacity of $0.4 million under our Revolving Credit Facility. We are strategically managing our cash by decreasing our spending on discretionary capital and expenses.

We are required to prepay principal amounts if we generate excess cash flow, as defined in the Credit Agreement. As of June 30, 2024, we had $20.7 million of cash and cash equivalents. We believe that our existing cash balances and operating cash flows will provide sufficient resources to fund our obligations and anticipated liquidity requirements over the next 12 months.

We expect to utilize cash flow from operations and cash on hand as funding sources, as well as potentially engage in future financing transactions to further extend the maturities of our debt obligations. The timing and terms of any financing transactions will be subject to market conditions among other considerations.

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

Historical Operating, Investing, and Financing Activities

Operating Activities

Net cash provided by operating activities was $86.6 million for the six months ended June 30, 2024 compared to $41.2 million for the six months ended June 30, 2023. The increase is primarily due to the increase in operating income, combined with the timing differences of our receivables and payables, partially offset by the increase in interest paid.

Investing Activities

Net cash used in investing activities was $123.5 million for the six months ended June 30, 2024 compared to $123.6 million for the six months ended June 30, 2023.

We have ongoing capital expenditure requirements related to the maintenance, expansion and technological upgrades of our network. Capital expenditures are funded primarily through a combination of cash on hand and cash flow from operations. Our capital expenditures were $123.6 million and $123.8 million for the six months ended June 30, 2024 and 2023, respectively.

The following table sets forth additional information regarding our capital expenditures for the periods presented:

	Six months ended
	June 30,
	2024	2023

	(in millions)
Capital Expenditures
Scalable infrastructure(1)	$50.4	$29.6
Customer premise equipment(2)	34.4	32.0
Support capital and other(3)	19.5	23.5
Line extensions(4)	19.3	38.7
Total	$123.6	$123.8
Capital expenditures included in total related to:
Greenfields(5)	$53.3	$43.2
Edge-outs(6)	$4.4	$7.9
Business services(7)	$6.9	$7.6
(1)	Scalable infrastructure includes costs, not directly related to customer acquisition activity, to support new customer growth and provide service enhancements (e.g., headend equipment).
(2)	Customer premise equipment, or CPE, includes equipment and installation costs incurred to deliver services to residential and business services customers. CPE includes the costs of acquiring and installing our set-top boxes and modems, as well as the cost of customer connections to our network.
(3)	Support capital and other includes costs to modify or replace existing HFC network, including enhancements, and all other costs to support day-to-day operations, including land, buildings, vehicles, office equipment, tools and test equipment.
(4)	Line extensions include costs associated with new home development including edge-outs and greenfields (e.g., fiber / coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(5)	Greenfields represent costs associated with building our fiber technology network in locations non-adjacent to our existing network.
(6)	Edge-outs represent costs to extend our network into new adjacent service areas, including the associated CPE.
(7)	Business services represent costs associated with the build-out of our network to support business services customers, including the associated CPE.

Financing Activities

Net cash provided by financing activities was $34.2 million for the six months ended June 30, 2024 compared to $74.4 million for the six months ended June 30, 2023. The decrease is primarily due to a decrease in net borrowings of $86.3 million and a reduction in purchases of treasury stock during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of June 30, 2024, borrowings under our Term B Loans and Revolving Credit Facility bear interest at SOFR plus 3.00% and SOFR plus 2.75%, respectively.  We manage the impact of interest rate changes on earnings and operating cash flows by entering into derivative instruments to protect against increases in the interest rates on our variable rate debt. We use interest rate swaps, where we receive variable rate amounts in exchange for fixed rate payments. As of June 30, 2024, after considering our interest rate swaps, approximately 48% of our Senior Secured Credit Facility is still variable rate debt.  A hypothetical 100 basis point (1%) change in SOFR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of June 30, 2024) would result in an annual interest expense change of up to approximately $4.6 million on our Senior Secured Credit Facility.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), as appropriate, to allow for timely decisions regarding required disclosure.

Our management, with the participation of the Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2024, as the result of a material weakness in our internal control over financial reporting discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Notwithstanding this material weakness, management has concluded that the condensed consolidated financial statements included in this quarterly report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States.

Material Weakness in Internal Control over Financial Reporting

On August 6, 2024, management identified a material weakness in internal control over financial reporting that existed at December 31, 2023. The material weakness described below did not result in a misstatement of the Company’s annual or interim consolidated financial statements.

Specifically, management did not design and maintain effective information technology general controls over certain systems that support the revenue recognition process for subscription services. Additionally, management did not design and maintain effective review controls over the completeness and accuracy of information produced by those systems.

This material weakness continued to exist at June 30, 2024.

Remediation Plan

Management is committed to maintaining a strong internal control environment. In response to the material weakness identified above, management, with the oversight of the Audit Committee of the Board of Directors, is in the process of developing and implementing a remediation plan to address the material weakness described above.

Changes in Internal Control over Financial Reporting

Other than the material weakness described above and related ongoing remediation efforts, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the second quarter of 2024, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Refer to Note 14 – Commitments and Contingencies for a discussion of the Company’s legal proceedings.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2023 includes “Risk Factors” under Item 1A of Part 1. There have been no material changes to the risk factors set forth therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table presents WOW’s purchases of equity securities completed during the second quarter of 2024:

				Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet be
	Number of Shares	Average Price	Purchased as Part of Publicly	Purchased Under the Plans
Period	Purchased (1)	Paid per Share	Announced Plans or Programs	or Programs (in millions)
April 1 - 30, 2024	1,890	$3.57	—	$—
May 1 - 31, 2024	1,945	$5.03	—	$—
June 1 - 30, 2024	17,482	$5.41	—	$—
(1)	Represents shares withheld from employees for the payment of taxes upon the vesting of restricted stock awards for the months of April, May, and June 2024, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2024, none of the Company's directors or Section 16 officers amended, adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

Internal Control over Financial Reporting

As noted in Item 4. Controls and Procedures above, the Company’s management identified a material weakness in internal control over financial reporting that existed as of December 31, 2023. The Company’s management determined that it did not design and maintain effective disclosure controls and procedures due to a material weakness in internal control over financial reporting because management did not design and maintain effective information technology general controls over certain systems that support the revenue recognition process for subscription services. Additionally, management did not design and maintain effective review controls over the completeness and accuracy of information produced by those systems.

Based upon the foregoing, management and the Audit Committee of the Board of Directors concluded on August 6, 2024, that this control deficiency constitutes a material weakness that existed as of December 31, 2023. As of the date of this filing, the Company has determined that this material weakness did not result in a misstatement to the Company’s annual or interim consolidated financial statements.

As a result, Management’s Report on Internal Control Over Financial Reporting included in Item 9A. Controls and Procedures of the Form 10-K for the fiscal year ended December 31, 2023 and filed with the SEC on March 13, 2024, should no longer be relied upon. The Company expects to file an amendment to its Annual Report on Form 10-K (the “Form 10-K/A”) for the fiscal year ended December 31, 2023 to include disclosures concerning this material weakness. In addition, the Form 10-K/A will include amended reports of our independent registered public accounting firm to reflect an adverse opinion related to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. The Form 10-K/A will not contain any revision to the Company’s previously issued consolidated financial statements. Additionally, the statements within the Evaluation of Disclosure Controls and Procedures included in Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, filed with the SEC on May 7, 2024, related to our disclosure controls and procedures should no longer be relied upon.

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
101

The following financial information from WideOpenWest, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024, filed with the Securities and Exchange Commission on August 8, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST, INC.

August 8, 2024	By:	/s/ TERESA ELDER
Teresa Elder
Chief Executive Officer

	By:	/s/ JOHN REGO
John Rego
Chief Financial Officer