Form 10-K/A
period 2023-12-31
WideOpenWest, Inc.
filed 2024-09-04
CIK 1701051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Documents Incorporated By Reference

Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

Auditor Name: BDO USA, P.C.   Auditor Location: Atlanta, GA    Auditor Firm ID: 243

Explanatory Note

WideOpenWest, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2024 (the “Original Form 10-K”) to make certain changes described below.

Background

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 8, 2024, the Company recently identified a material weakness in internal control over financial reporting that existed at December 31, 2023. The material weakness described below did not result in a misstatement of the Company’s annual or interim consolidated financial statements and, accordingly, the Company does not need to restate its previously issued financial statements contained in the Original Form 10-K or in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

Specifically, management did not design and maintain effective information technology general controls over certain systems that support the revenue recognition process for subscription services. Additionally, management did not design and maintain effective review controls over the completeness and accuracy of information produced by those systems.

Accordingly, the Company concluded that its report regarding the effectiveness of its internal control over financial reporting and the statements within the Evaluation of Disclosure Controls and Procedures regarding their effectiveness included in Item 9A of the Original Form 10-K could no longer be relied upon. As a result, the Company is filing this Amendment to amend and restate certain portions of the Company’s Original Form 10-K. Specifically, the Company is filing this Amendment to (i) restate Management’s Report on Internal Control Over Financial Reporting, which appears in Part II, Item 9A of the Original Form 10-K, to reflect management’s conclusion that our internal control over financial reporting was not effective at December 31, 2023, (ii) revise the disclosure on the effectiveness of our disclosure controls and procedures in Part II, Item 9A of the Original Form 10-K to reflect management’s conclusion that our disclosure controls and procedures were not effective at December 31, 2023, (iii) restate the Report of BDO USA, P.C., Independent Registered Public Accounting Firm, on Internal Control Over Financial Reporting regarding the effectiveness of our internal control over financial reporting as of December 31, 2023, which appears in Part II, Item 9A of the Original Form 10-K, and (iv) update the Report of BDO USA, P.C. on the consolidated financial statements solely to make reference to the updated report on internal control over financial reporting, which appears in Part II, Item 8 of the Original Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Form 10-K/A a currently dated consent of BDO and certifications of the Company’s principal executive officer and principal financial officer (included in Part IV, Item 15. “Exhibits and Financial Statement Schedules” and attached as Exhibits 23.1, 31.1, 31.2 and 32.1). This Form 10-K/A should be read in conjunction with the Original Form 10-K, which continues to speak as of the date of the Original Form 10-K. Except as specifically noted above, this Form 10-K/A does not modify or update disclosures in the Original Form 10-K. Accordingly, this Form 10-K/A does not reflect events occurring after the date of the Original Form 10-K or modify or update any related or other disclosures, other than those discussed above. No other portions of the Original Form 10-K were changed, including with respect to the consolidated financial statements and notes thereto included for reference in this Form 10-K/A, which are identical to those included in the Original Form 10-K.

Amendments of 2024 Quarterly Report on Form 10-Q

In addition to this Form 10-K/A, the Company is concurrently filing an amendment to its Quarterly Report on Form 10-Q for the period ended March 31, 2024.

PART II

Item 8.  Financial Statements and Supplementary Data

In light of the material weakness described above and below, our independent registered public accounting firm has amended their audit reports.  The amended audit report for internal controls over financial reporting, which is included below:

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

WideOpenWest, Inc.

Englewood, Colorado

Opinion on Internal Control over Financial Reporting

We have audited WideOpenWest, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria. In our report dated March 13, 2024, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2023. Subsequent to March 13, 2024, management revised its assessment of internal control over financial reporting due to the identification of a material weakness, as described below. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 expressed herein is different from that expressed in our previous report.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes, and our report dated March 13, 2024 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness was identified regarding management’s failure to design and maintain effective information technology general controls over certain systems that support the revenue recognition process for subscription services; and did not design and maintain effective review controls over the completeness and accuracy of information produced by those systems, which has been identified and described in management’s revised assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements.

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

/s/ BDO USA, P.C.

Atlanta, Georgia

March 13, 2024, except as to the effect of the material weakness, which is dated September 4, 2024.

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

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of disclosure controls and procedures with respect to the information generated for use in this Annual Report. The evaluation was based upon reports and certifications provided by a number of executives. Based on, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below under the heading “Management’s Report on Internal Control over Financial Reporting (Restated)”.

Notwithstanding this material weakness, management has concluded that the consolidated financial statements included in this annual report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting (Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. Our management, under the supervision and with the participation of the Certifying Officers, assessed the effectiveness of the design and operation of our internal controls over financial reporting as of December 31, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023, as a result of the material weakness in our internal control over financial reporting discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in internal control over financial reporting as management did not design and maintain effective information technology general controls over certain systems that support the revenue recognition process for subscription services. Additionally, management did not design and maintain effective review controls over the completeness and accuracy of information produced by those systems.

Management is committed to maintaining a strong internal control environment. In response to the material weakness identified above, management, with the oversight of the Audit Committee of the Board of Directors, is in the process of developing and implementing a remediation plan to address the material weakness described above.

Changes in Internal Control over Financial Reporting

Other than the material weakness described above and ongoing remediation efforts, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2023.

Inherent Limitations on Effectiveness of Controls

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

Shareholders and Board of Directors

WideOpenWest, Inc.

Englewood, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of WideOpenWest, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 13, 2024, except as to the effect of the material weakness, which is dated September 4, 2024 expressed an adverse opinion thereon.

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
(1)

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

WIDEOPENWEST, INC.

September 4, 2024	By:	/s/ Teresa Elder
Teresa Elder Chief Executive Officer

September 4, 2024	By:	/s/ JOHN REGO
John Rego Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on September 4, 2024, in the capacities indicated below.

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