Form 10-Q/A
period 2024-03-31
WideOpenWest, Inc.
filed 2024-09-04
CIK 1701051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

WideOpenWest, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment” or “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the period ended March 31, 2024, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 7, 2024 (the “Original Form 10-Q”) to make certain changes described below.

Background

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 8, 2024, the Company recently identified a material weakness in internal control over financial reporting that existed at December 31, 2023. The material weakness described below did not result in a misstatement of the Company’s annual or interim consolidated financial statements and, accordingly, the Company does not need to restate its previously issued financial statements contained in the Original Form 10-Q, or in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Specifically, management did not design and maintain effective information technology general controls over certain systems that support the revenue recognition process for subscription services. Additionally, management did not design and maintain effective review controls over the completeness and accuracy of information produced by those systems.

Accordingly, the Company concluded that its report regarding the effectiveness of its internal control over financial reporting and the statements within the Evaluation of Disclosure Controls and Procedures regarding their effectiveness included in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 could no longer be relied upon.

As a result of the material weakness, the Company concluded that its disclosure controls and procedures were ineffective as of March 31, 2024. As a result, the Company is amending and restating Part I, Item 4 Controls and Procedures in this Form 10-Q/A to update its conclusions regarding the effectiveness of its disclosure controls and procedures as of March 31, 2024 as a result of the material weaknesses.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Form 10-Q/A certifications of the Company’s principal executive officer and principal financial officer (included in Part II, Item 6. “Exhibits” and attached as Exhibits 31.1, 31.2 and 32.1). This Form 10-Q/A should be read in conjunction with the Original Form 10-Q, which continues to speak as of the date of the Original Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the Original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any related or other disclosures, other than those discussed above. No other portions of the Original Form 10-Q were changed.

Amendments of 2023 Annual Report on Form 10-K

In addition to this Form 10-Q/A, the Company is concurrently filing an amendment to its Annual Report on Form 10-K for the year ended December 31, 2023.

PART I

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

Our management, with the participation of the Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2024. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were not effective as of March 31, 2024 due to the material weakness in internal control over financial reporting described below.

As discussed in our Annual Report on Form 10-K/A, management identified a material weakness in internal control over financial reporting as management did not design and maintain effective information technology general controls over certain systems that support the revenue recognition process for subscription services. Additionally, management did not design and maintain effective review controls over the completeness and accuracy of information produced by those systems. The material weakness existed at December 31, 2023 and continued to exist at March 31, 2024.

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

Inherent Limitations on Effectiveness of Controls

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II

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