Form 10-Q
period 2024-09-30
WideOpenWest, Inc.
filed 2024-11-04
CIK 1701051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of outstanding shares of the registrant’s common stock as of October 30, 2024 was 84,775,134.

WIDEOPENWEST, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2024

This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2024. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to “WOW,” “we,” “us,” “our,” or “the Company” are to WideOpenWest, Inc. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not historical facts contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events. Such statements involve certain risks, uncertainties and assumptions. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to:

●	the ability to retain and further attract customers due to increased competition, resource abilities of competitors, and shifts in the entertainment desires of customers;
●	our substantial level of indebtedness, sensitivity to increases in prevailing interest rates, and our ability to comply with all covenants in our debt agreements;
●	our ability to respond to rapid technological change, including our ability to develop and deploy new products and technologies;
●	increases in programming and retransmission costs and/or programming exclusivity in favor of our competitors;
●	the disruption or failure of our network information systems or technologies as a result of hacking, viruses, outages or natural disasters in one or more of our geographic markets;
●	the effects of new regulations or regulatory changes on our business;
●	our ability to procure necessary materials, equipment and services from our vendors in a timely manner in connection with our network expansion initiatives;
●	changes in laws and government regulations that may impact the availability and cost of capital;
●	effects of uncertain economic conditions (e.g., unemployment, decreased disposable income, etc.) which may negatively affect our customers’ demand or ability to pay for our current and future products and services;
●	the potential effects of severe weather events in our market, including hurricanes affecting our markets in the southeastern United States;
●	our ability to manage the risks involved in the foregoing; and

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

ii

PART I-FINANCIAL INFORMATION

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2024	2023

	(in millions, except share data)
Assets
Current assets
Cash and cash equivalents	$21.6	$23.4
Accounts receivable—trade, net of allowance for doubtful accounts of $3.6 and $6.7, respectively	34.0	38.8
Accounts receivable—other, net	3.5	9.5
Prepaid expenses and other	39.8	38.5
Total current assets	98.9	110.2
Right-of-use lease assets—operating	20.1	20.1
Property, plant and equipment, net	823.8	830.4
Franchise operating rights	278.3	278.3
Goodwill	225.1	225.1
Intangible assets subject to amortization, net	0.7	1.0
Other non-current assets	47.2	49.6
Total assets	$1,494.1	$1,514.7
Liabilities and stockholders’ equity
Current liabilities
Accounts payable—trade	$45.5	$59.5
Accrued interest	1.5	1.6
Current portion of long-term lease liability—operating	4.5	4.3
Accrued liabilities and other	76.6	60.0
Current portion of long-term debt and finance lease obligations	17.9	18.8
Current portion of unearned service revenue	24.8	25.4
Total current liabilities	170.8	169.6
Long-term debt and finance lease obligations, net of debt issuance costs —less current portion	955.1	915.7
Long-term lease liability—operating	17.8	18.0
Deferred income taxes, net	102.5	125.7
Other non-current liabilities	31.3	27.5
Total liabilities	1,277.5	1,256.5
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 100,164,611 and 98,594,629 issued as of September 30, 2024 and December 31, 2023, respectively; 84,759,012 and 83,557,786 outstanding as of September 30, 2024 and December 31, 2023, respectively	1.0	1.0
Additional paid-in capital	400.1	391.8
Retained earnings (accumulated deficit)	(27.9)	20.3
Treasury stock at cost, 15,405,599 and 15,036,843 shares as of September 30, 2024 and December 31, 2023, respectively	(156.6)	(154.9)
Total stockholders’ equity	216.6	258.2
Total liabilities and stockholders’ equity	$1,494.1	$1,514.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in millions, except per share and share data)
Revenue	$158.0	$173.1	$478.3	$517.9
Costs and expenses:
Operating (excluding depreciation and amortization)	62.6	75.6	194.7	229.3
Selling, general and administrative	37.9	37.5	112.1	166.6
Depreciation and amortization	55.2	49.4	160.3	141.6
Impairment losses on intangibles	—	131.7	—	259.8
	155.7	294.2	467.1	797.3
Income (loss) from operations	2.3	(121.1)	11.2	(279.4)
Other income (expense):
Interest expense	(31.6)	(18.9)	(70.4)	(51.1)
Other income, net	0.4	(0.1)	0.9	1.9
Loss before provision for income tax	(28.9)	(140.1)	(58.3)	(328.6)
Income tax benefit	6.5	35.6	10.1	84.4
Net loss	$(22.4)	$(104.5)	$(48.2)	$(244.2)

Basic and diluted loss per common share
Basic	$(0.27)	$(1.29)	$(0.59)	$(2.99)
Diluted	$(0.27)	$(1.29)	$(0.59)	$(2.99)
Weighted-average common shares outstanding
Basic	82,053,403	80,888,537	81,782,166	81,797,740
Diluted	82,053,403	80,888,537	81,782,166	81,797,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

					Retained
		Common	Treasury	Additional	Earnings	Total
	Common	Stock	Stock at	Paid-in	(Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Deficit)	Equity

	(in millions, except share data)
Balances at January 1, 2024	83,557,786	$1.0	$(154.9)	$391.8	$20.3	$258.2
Stock-based compensation	—	—	—	3.0	—	3.0
Issuance of restricted stock, net	111,431	—	—	—	—	—
Purchase of shares	(339,891)	—	(1.6)	—	—	(1.6)
Net loss	—	—	—	—	(15.0)	(15.0)
Balances at March 31, 2024(1)	83,329,326	$1.0	$(156.5)	$394.8	$5.3	$244.6
Stock-based compensation	—	—	—	2.9	—	2.9
Issuance of restricted stock, net	1,449,131	—	—	—	—	—
Purchase of shares	(21,317)	—	(0.1)	—	—	(0.1)
Net loss	—	—	—	—	(10.8)	(10.8)
Balances at June 30, 2024(1)	84,757,140	$1.0	$(156.6)	$397.7	$(5.5)	$236.6
Stock-based compensation	—	—	—	2.4	—	2.4
Issuance of restricted stock, net	9,420	—	—	—	—	—
Purchase of shares	(7,548)	—	—	—	—	—
Net loss	—	—	—	—	(22.4)	(22.4)
Balances at September 30, 2024(1)	84,759,012	$1.0	$(156.6)	$400.1	$(27.9)	$216.6
(1)	Included in outstanding shares as of March 31, 2024, June 30, 2024 and September 30, 2024 are 1,482,690, 2,726,560, and 2,692,141, respectively, of non-vested shares of restricted stock awards granted to employees and directors.

		Common	Treasury	Additional		Total
	Common	Stock	Stock at	Paid-in	Retained	Stockholders'
	Stock	Par Value	Cost	Capital	Earnings	Equity

	(in millions, except share data)
Balances at January 1, 2023	86,417,733	$1.0	$(108.6)	$374.7	$308.0	$575.1
Stock-based compensation	—	—	—	5.6	—	5.6
Issuance of restricted stock, net	1,783,965	—	—	—	—	—
Purchase of shares	(2,642,178)	—	(28.4)	—	—	(28.4)
Net loss	—	—	—	—	(38.0)	(38.0)
Balances at March 31, 2023(1)	85,559,520	$1.0	$(137.0)	$380.3	$270.0	$514.3
Stock-based compensation	—	—	—	5.1	—	5.1
Issuance of restricted stock, net	(8,493)	—	—	—	—	—
Purchase of shares	(1,866,046)	—	(17.5)	—	—	(17.5)
Net loss	—	—	—	—	(101.7)	(101.7)
Balances at June 30, 2023(1)	83,684,981	$1.0	$(154.5)	$385.4	$168.3	$400.2
Stock-based compensation	—	—	—	3.5	—	3.5
Issuance of restricted stock, net	(17,071)	—	—	—	—	—
Purchase of shares	(35,647)	—	(0.2)	—	—	(0.2)
Net loss	—	—	—	—	(104.5)	(104.5)
Balances at September 30, 2023(1)	83,632,263	$1.0	$(154.7)	$388.9	$63.8	$299.0
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

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2024	2023

	(in millions)
Cash flows from operating activities:
Net loss	$(48.2)	$(244.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	158.0	141.3
Deferred income taxes	(23.1)	(86.7)
Provision for doubtful accounts	7.3	8.5
Loss on sale of operating assets, net	2.3	0.3
Amortization of debt issuance costs and discount	1.3	1.3
Change in fair value of derivative instruments	10.9	—
Impairment losses on intangibles	—	259.8
Non-cash compensation	8.3	13.9
Other non-cash items	(0.2)	0.1
Changes in operating assets and liabilities:
Receivables and other operating assets	4.4	(16.7)
Payables and accruals	11.8	12.8
Net cash provided by operating activities	$132.8	$90.4
Cash flows from investing activities:
Capital expenditures	$(164.1)	$(188.3)
Other investing activities	0.2	0.2
Net cash used in investing activities	$(163.9)	$(188.1)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$44.0	$160.0
Payments on long-term debt and finance lease obligations	(14.9)	(24.5)
Reimbursement of finance lease payments	1.7	—
Purchase of shares	(1.5)	(46.2)
Net cash provided by financing activities	$29.3	$89.3
Decrease in cash and cash equivalents	(1.8)	(8.4)
Cash and cash equivalents, beginning of period	23.4	31.0
Cash and cash equivalents, end of period	$21.6	$22.6
Supplemental disclosures of cash flow information:
Cash paid during the periods for interest, net	$61.0	$48.5
Cash received during the periods for interest rate swap	$2.9	$—
Cash paid during the periods for income taxes	$0.9	$10.9
Cash received during the periods for refunds of income taxes	$0.3	$4.9
Non-cash operating activities:
Operating lease additions	$3.2	$8.0
Non-cash investing and financing activities:
Finance lease additions	$8.1	$9.6
Excise tax payable	$0.2	$—
Capital expenditures within accounts payable and accruals	$25.7	$36.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

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

In the opinion of management, all normally recurring adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the 2023 Annual Report on Form 10-K filed with the SEC on March 13, 2024, as amended by Amendment No. 1 to the 2023 Annual Report on Form 10-K/A  filed with the SEC on September 4, 2024.

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

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In October 2023, FASB issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740), Improvement to Income Tax Disclosures.  ASU 2023-09 will require all entities to disclose more detailed information in their reconciliation of their statutory tax rate to their effective tax rate. This requires PBEs to include incremental detail in a numerical, tabular format, while all other entities will do so through enhanced qualitative disclosures. The ASU also requires entities to disclose more detailed information about income taxes paid, including by jurisdiction; pretax income (or loss) from continuing operations; and income tax expense (or benefit). The updated disclosure requirements are to be adopted for annual periods beginning after December 15, 2024.  The Company expects the adoption of the standard to result in additional disaggregation in the income tax footnote disclosures but does not anticipate adoption will have a material impact on its financial position, results of operations or cash flows.

Note 3. Revenue from Contracts with Customers

Revenue by Service Offering

The following table presents revenue by service offering:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in millions)
Residential subscription
HSD	$87.5	$90.8	$260.1	$265.6
Video	25.5	36.1	83.1	114.0
Telephony	4.4	5.2	13.7	16.3
Total residential subscription(2)	$117.4	$132.1	$356.9	$395.9
Business subscription
HSD	$20.0	$19.0	$58.6	$56.1
Video	2.5	2.8	7.5	8.6
Telephony	6.1	6.4	18.5	19.5
Total business subscription	$28.6	$28.2	$84.6	$84.2
Total subscription services revenue	146.0	160.3	441.5	480.1
Other business services revenue(1)	4.5	5.4	14.8	15.7
Other revenue	7.5	7.4	22.0	22.1
Total revenue	$158.0	$173.1	$478.3	$517.9
(1)	Includes wholesale and colocation lease revenue of $4.4 million and $5.0 million for the three months ended September 30, 2024 and 2023, respectively and $14.1 million and $14.6 million for the nine months ended September 30, 2024 and 2023, respectively.
(2)	Includes $0.6 million of customer credits for the markets impacted by Hurricane Helene during the three and nine months ended September 30, 2024.

Promotional Costs

The following table summarizes the activity of promotional costs:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in millions)
Balance at beginning of period	$19.7	$18.6	$20.4	$18.0
Deferral	0.4	2.6	4.3	6.6
Amortization	(2.2)	(1.8)	(6.8)	(5.2)
Balance at end of period	$17.9	$19.4	$17.9	$19.4

The following table presents the current and non-current portion of promotional costs for the periods presented:

	September 30, 2024	December 31, 2023

	(in millions)
Current promotional costs	$8.2	$8.0
Non-current promotional costs	9.7	12.4
Total promotional costs	$17.9	$20.4

Costs of Obtaining Contracts with Customers

The following table summarizes the activity of costs of obtaining contracts with customers:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in millions)
Balance at beginning of period	$43.2	$40.8	$42.4	$39.5
Deferral	4.1	4.8	13.3	14.1
Amortization	(4.3)	(4.1)	(12.7)	(12.1)
Balance at end of period	$43.0	$41.5	$43.0	$41.5

The following table presents the current and non-current portion of costs of obtaining contracts with customers as of the end of the corresponding periods:

	September 30, 2024	December 31, 2023

	(in millions)
Current costs of obtaining contracts with customers	$16.9	$16.5
Non-current costs of obtaining contracts with customers	26.1	25.9
Total costs of obtaining contracts with customers	$43.0	$42.4

The current portion and the non-current portion of promotional costs and costs of obtaining contracts with customers are included in prepaid expenses and other and other non-current assets, respectively, in the Company’s unaudited condensed consolidated balance sheets. Amortization of promotional costs related to customers is offset in revenue.  Amortization of costs of obtaining contracts with customers is included in selling, general and administrative expense in the Company’s unaudited condensed consolidated statements of operations.

Contract Liabilities

The following table summarizes the activity of current and non-current contract liabilities:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in millions)
Balance at beginning of period	$2.4	$2.5	$2.5	$2.7
Deferral	2.7	2.8	7.8	8.0
Revenue recognized	(2.7)	(2.8)	(7.9)	(8.2)
Balance at end of period	$2.4	$2.5	$2.4	$2.5

The following table presents the current and non-current portion of contract liabilities as of the end of the corresponding periods:

	September 30, 2024	December 31, 2023

	(in millions)
Current contract liabilities	$2.1	$2.2
Non-current contract liabilities	0.3	0.3
Total contract liabilities	$2.4	$2.5

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

A summary of expected business subscription and other business services revenue to be recognized in future periods related to performance obligations which have not been satisfied or are partially unsatisfied as of September 30, 2024 is set forth in the table below:

	2024	2025	2026	Thereafter	Total

	(in millions)
Subscription services	$16.4	$45.6	$23.0	$12.3	$97.3
Other business services	0.7	1.9	1.0	0.4	4.0
Total expected revenue	$17.1	$47.5	$24.0	$12.7	$101.3

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

The following table presents the change in the allowance for doubtful accounts for trade accounts receivable:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in millions)
Accounts receivable - trade	$37.6	$47.2	$37.6	$47.2

Allowance for doubtful accounts:
Balance at beginning of period	$5.5	$5.9	$6.7	$4.3
Provision charged to expense	2.5	3.0	7.3	8.5
Accounts written off, net of recoveries	(4.4)	(2.2)	(10.4)	(6.1)
Balance at end of period	$3.6	$6.7	$3.6	$6.7

Accounts receivable - trade, net of allowance for doubtful accounts	$34.0	$40.5	$34.0	$40.5

Note 4. Plant, Property and Equipment, Net

Plant, property and equipment consists of the following:

	September 30,	December 31,
	2024	2023

	(in millions)
Distribution facilities	$1,628.3	$1,510.6
Head-end equipment	297.5	296.5
Customer premise equipment	274.6	274.9
Computer equipment and software	196.0	182.0
Telephony infrastructure	48.0	48.0
Buildings and leasehold improvements	34.1	33.4
Vehicles	30.0	28.1
Office and technical equipment	19.2	19.1
Land	4.4	4.4
Construction in progress (including material inventory and other)	61.9	76.6
Total property, plant and equipment	2,594.0	2,473.6
Less accumulated depreciation	(1,770.2)	(1,643.2)
	$823.8	$830.4

Depreciation expense for the three months ended September 30, 2024 and 2023 was $52.5 million and $48.9 million, respectively. Included in depreciation and amortization expense in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2024 and 2023 were net losses on sales of operating assets of $2.6 million and $0.4 million, respectively.

Depreciation expense for the nine months ended September 30, 2024 and 2023 was $157.7 million and $141.1 million, respectively. Included in depreciation and amortization expense in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024 and 2023 were net losses on sales of operating assets of $2.3 million and $0.3 million, respectively.

In late September 2024, the Company incurred damage to its network infrastructure in several southeastern markets as a result of Hurricane Helene. The Company recorded a $2.4 million loss related to the estimated write-down of damaged fixed assets at September 30, 2024 as a result of the storm.  The Company continues to evaluate the impact of this storm and the amount recorded could change.

Note 5. Franchising Operating Rights and Goodwill

Changes in the carrying amounts of the Company’s franchise operating rights and goodwill during the three and nine months ended September 30, 2024 and 2023 are set forth below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in millions)
Franchise Operating Rights
Balance at beginning of period	$278.3	$457.0	$278.3	$585.1
Impairment charge	—	(131.7)	—	(259.8)
Balance at end of period	$278.3	$325.3	$278.3	$325.3

Goodwill
Balance at beginning of period	$225.1	$225.1	$225.1	$225.1
Impairment charge	—	—	—	—
Balance at end of period	$225.1	$225.1	$225.1	$225.1

Due to the decline in the Company’s projected cash flows, combined with a reduction in stock price, which represented a triggering event during the three months ended September 30, 2023, the Company performed an interim impairment analysis of its franchise operating rights and goodwill.  The Company did not identify a triggering event for the three and nine months ended September 30, 2024 and as such, an interim impairment analysis was not necessary.  During the three months ended June 30, 2023, the Company had a triggering event that resulted in an interim impairment analysis of the franchise operating rights and goodwill which resulted in the recognition of non-cash impairment losses.

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

As a result of the interim impairment analysis performed during the three months ended September 30, 2023, the estimated fair value of certain franchise operating right assets was determined to be below the carrying value, which resulted in the recognition of non-cash impairment losses.  The Company also performed an interim impairment analysis for the three months ended June 30, 2023, which resulted in the recognition of non-cash impairment losses.

The table below outlines the impairment charges recognized in each market for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in millions)
Columbus, GA	$—	$35.4	$—	$39.1
Huntsville, AL	—	21.5	—	81.5
Augusta, GA	—	20.5	—	44.9
Montgomery, AL	—	20.0	—	33.0
Charleston, SC	—	12.5	—	12.5
Panama City, FL	—	9.5	—	23.0
Valley, AL	—	6.5	—	10.5
Knoxville, TN	—	5.8	—	5.8
Newnan, GA	—	—	—	9.5
Total	$—	$131.7	$—	$259.8

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

Based on the interim analysis, for the three months ended September 30, 2023, the estimated fair value of goodwill exceeded the carrying value, as such, no impairment charge related to goodwill was recognized during the three and nine months ended September 30, 2023.  There were no triggering events identified during the three and nine months ended September 30, 2024 resulting in no need to perform an interim impairment analysis.

Note 6. Accrued Liabilities and Other

Accrued liabilities and other consists of the following:

	September 30,	December 31,
	2024	2023

	(in millions)
Payroll and employee benefits	$25.6	$15.5
Property, income, sales and use taxes	9.5	1.5
Programming costs	9.3	11.4
Other accrued liabilities	7.2	6.8
Patent litigation settlement	5.9	10.0
Employee severance	5.6	5.4
Professional fees	4.2	2.1
Franchise and revenue sharing fees	3.8	4.9
Utility pole costs	3.0	2.4
Fair value of interest rate swap	2.5	—
	$76.6	$60.0

Note 7. Long-Term Debt and Finance Leases

The following table summarizes the Company’s long-term debt and finance leases:

				December 31,
	September 30, 2024			2023
	Available
	borrowing	Effective	Outstanding	Outstanding
	capacity	interest rate(1)	balance	balance

	(in millions)
Long-term debt:
Term B Loans, net(2)	$—	7.60%	$706.4	$711.3
Revolving Credit Facility(3)	0.4	7.69%	245.0	201.0
Total long-term debt	$0.4		951.4	912.3
Other Financing			1.1	1.4
Finance lease obligations			23.6	24.6
Total long-term debt, finance lease obligations and other			976.1	938.3
Debt issuance costs, net(4)			(3.1)	(3.8)
Sub-total			973.0	934.5
Less current portion			(17.9)	(18.8)
Long-term portion			$955.1	$915.7
(1)	Represents the effective interest rate in effect for all borrowings outstanding as of September 30, 2024 pursuant to each debt instrument including the applicable margin.
(2)	At September 30, 2024 and December 31, 2023 includes $3.5 million and $4.1 million of net unamortized discounts, respectively.
(3)	Available borrowing capacity at September 30, 2024 represents $250.0 million of total availability less borrowings of $245.0 million on the Revolving Credit Facility and outstanding letters of credit of $4.6 million. Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company.
(4)	At September 30, 2024 and December 31, 2023 debt issuance costs include $2.5 million and $3.0 million related to Term B Loans and $0.6 million and $0.8 million related to the Revolving Credit Facility, respectively.

Credit Agreement

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

As of September 30, 2024, the Company was in compliance with all debt covenants.

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

The Company recorded $2.4 million and $3.5 million of total non-cash compensation expense for the three months ended September 30, 2024 and 2023, respectively, and recorded $8.3 million and $13.9 million for the nine months ended September 30, 2024 and 2023, respectively. Certain awards were modified during the year ended December 31, 2021 and were classified as liabilities. During the nine months ended September 30, 2023, the remainder of these liability-based awards were settled with shares of restricted stock for approximately $0.3 million.

The following table presents the changes in restricted stock activity during the nine months ended September 30, 2024 and 2023:

	September 30,	September 30,
	2024	2023

	(shares)
Outstanding, beginning of period	2,451,026	3,223,995
Granted	1,766,386	2,075,854
Vested	(1,328,867)	(2,283,097)
Forfeited	(196,404)	(317,453)
Outstanding, end of period(1)	2,692,141	2,699,299
(1)	The total outstanding non-vested shares of restricted stock awards granted to employees and directors are included in total outstanding shares for the periods presented.

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

The performance shares based on three-year cumulative EBITDA have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common stock on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed.  As of September 30, 2024, the Company determined that it was not probable that the performance condition based on three-year cumulative EBITDA would be met for the performance shares issued in 2022 and 2023.

Note 9. Equity

On October 4, 2022, the Company’s Board of Directors authorized the Company to repurchase up to $50.0 million of its outstanding common stock. The Company completed the Share Repurchase Program in June 2023 with approximately 4.9 million shares purchased for $50.4 million (including commissions).

The following table summarizes the Company’s purchases of WOW common stock during the three and nine months ended September 30, 2024 and 2023, respectively. These shares are reflected as treasury stock in the Company’s unaudited condensed consolidated balance sheets.

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	(shares)
Share buybacks	—	—	—	3,751,803
Income tax withholding(1)	7,548	35,647	368,756	792,068
	7,548	35,647	368,756	4,543,871
(1)	Generally, the company withholds shares to cover the income tax withholdings of the employee upon vesting. These shares are not part of the Board of Directors approved Share Repurchase Program.

Note 10. Earnings per Common Share

Basic earnings or loss per share attributable to the Company’s common stockholders is computed by dividing net income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share attributable to common stockholders presents the dilutive effect, if any, on a per share basis of potential common shares (such as restricted stock units) as if they had been vested or converted during the periods presented.  No such items were included in the computation of diluted loss or earnings per share for the three and nine months ended September 30, 2024 and 2023 because the Company incurred a net loss and the effect of inclusion would have been anti-dilutive.

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in millions, except share data)
Net loss	$(22.4)	$(104.5)	$(48.2)	$(244.2)

Basic weighted-average shares	82,053,403	80,888,537	81,782,166	81,797,740
Effect of dilutive securities:
Restricted stock awards	—	—	—	—
Diluted weighted-average shares	82,053,403	80,888,537	81,782,166	81,797,740

Basic and diluted loss per common share
Basic	$(0.27)	$(1.29)	$(0.59)	$(2.99)
Diluted	$(0.27)	$(1.29)	$(0.59)	$(2.99)

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

During the first quarter of 2024, the Company entered into five interest rate swap arrangements.  The Company’s derivative instruments are accounted for at fair value on a recurring basis and classified within Level 2 of the valuation hierarchy.  The following table reflects the Company’s financial assets and liabilities measured at fair value as of September 30, 2024.

	Level 1	Level 2	Level 3	Total

	(in millions)
Financial Assets
Interest rate swaps (1)	$—	$—	$—	$—
Total	$—	$—	$—	$—
Financial Liabilities
Interest rate swaps (1)	$—	$10.9	$—	$10.9
Long-term debt, net (2)	—	592.8	—	592.8
Total	$—	$603.7	$—	$603.7
(1)	Measured as the present value of all expected future cash flows based on the SOFR-based swap yield curves as of September 30, 2024. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.
(2)	Measured based on dealer quotes considering current market rates for the Company’s credit facility. The ratio of the Company’s aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets. Debt fair value does not include debt issuance costs and discount.

There were no transfers into or out of Level 1, 2 or 3 during the periods ended September 30, 2024 and December 31, 2023.

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

The Company’s exposure to interest rate risk results primarily from its variable rate borrowings. At various points during the first quarter of 2024, the Company entered into five separate pay-fixed interest rate swap agreements for a notional amount of $100.0 million each.  The company elected not to use hedge accounting treatment for these instruments.

As of September 30, 2024, the Company is the fixed rate payor on five interest rate swap contracts that effectively fix the SOFR-based index used to determine the interest rates charged on a portion of the Company’s total long-term debt of $954.9 million, not including unamortized debt issuance costs and discount. These contracts fix the Company’s term loan variable rate exposure at an average of 4.3% and have expiration dates of February and March 2027. The Company accounts for each agreement on a fair value basis at each reporting period.

The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the unaudited condensed consolidated balance sheet as of September 30, 2024. The Company did not have any derivative instruments as of December 31, 2023.

		Fair Value	Fair Value
		Accrued	Other
	Notional	Liablities	Non-current
	Amount	and Other	Liabilities

Derivatives Instruments	(in millions)
Interest rate swap contracts as of September 30, 2024	$500.0	$2.5	$8.4

The Company recognized the change in fair value of $11.6 million, offset by cash receipts of $1.3 million, in interest expense in the condensed consolidated income statement related to these agreements for the three months ended September 30, 2024.

The Company recognized the change in fair value of $10.9 million, offset by cash receipts of $2.9 million, in interest expense in the condensed consolidated income statement related to these agreements for the nine months ended September 30, 2024.  The Company did not participate in any derivative instrument agreements during the three and nine months ended September 30, 2023.

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

The Company reported income tax benefit of $6.5 million and $35.6 million for the three months ended September 30, 2024 and 2023, respectively, and income tax benefit of $10.1 million and $84.4 million for the nine months ended September 30, 2024 and 2023, respectively.

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

The Company continues to pursue funding contributions for that settlement from third parties implicated by Sprint’s claims and the Company’s defense, including indemnification claims against the Company’s various affected equipment providers. As a result of the settlement, the Company accrued $46.8 million as of March 31, 2023, and the associated expense is included in selling, general and administrative expenses.  The Company does not believe that the settlement will have a material impact on the Company’s capital expenditures.  As of September 30, 2024 the Company had a remaining  accrual of  $10.7 million.

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

Note 15. Subsequent Events

Hurricane Milton

On October 10, 2024, the Company’s network infrastructure in its Florida markets was impacted by Hurricane Milton. The Company has assessed the damage in the impacted areas and does not believe this will have a material impact on the financial statements. The services to the impacted areas have been restored to approximately 96% of customers.

Priority Credit Agreement

On October 11, 2024, the Company entered into a new super-priority credit agreement with existing lenders and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent (the “Priority Credit Agreement”). The Priority Credit Agreement provides for (i) a $200 million super-priority “first out” new money term loan (the “First Out TL”), (ii) a super-senior “second out” term loan (the “Second Out TL”) and (iii) a super-senior “second out” revolving credit facility (the “Second Out RCF” and together with the First Out TL and Second Out TL, the “Super-senior Facility”). The Super-senior Facility is guaranteed by the same guarantors and collateral package as the Company’s existing credit facility, and also contains certain collateral and guarantee enhancements.

The Super-senior Facility provides that term loan lenders under the existing Credit Agreement that fund their pro rata share of the new money First Out TL are entitled to exchange their existing term loans under the existing Credit Agreement into the Priority Credit Agreement, with 15% of such exchanged term loans to be included at par in the First Out TL (with such amounts incremental to the $200 million amount outstanding under the First Out TL) and 85% of the exchanged term loans at par into the Second Out TL. As of October 31, 2024, substantially all existing term loan lenders participated in the new money First Out TL, which resulted in an aggregate First Out TL of $306.4 million (exclusive of PIK fees) and a Second Out TL of approximately $602.7 million. In addition, to the extent that the Company’s revolving lenders under the existing Credit Facility agree to provide covenant relief with respect to the springing leverage ratio under the existing Credit Agreement, such revolving lenders are entitled to exchange their revolving commitments at par into the Second Out RCF prior to November 1, 2024.

The First Out TL matures in December 2028 (subject to a springing maturity of 91 days prior to the maturity of the revolving facility under the existing Credit Agreement) and bears interest at a rate equal to SOFR plus 7.00%. In addition, the First Out TL contains capacity for an incremental $125 million which may not be incurred prior to the first anniversary of the closing date of the Priority Credit Agreement. The Second Out TL matures in December 2028, and bears interest at a rate equal to SOFR plus 3.00%. The Second Out RCF matures in December 2026 and initially bears interest at a rate equal to SOFR plus 2.75% (subject to adjustment based on a grid). Both the First Out TL and Second Out TL require amortization payments of 1.0% per annum. The Super-senior Facility contains certain (a) restrictive covenants, including, but not limited to, restrictions on the entry into burdensome agreements, the prohibition of the incurrence of certain indebtedness, restrictions on the ability to make certain payments and to enter into certain merger, consolidation, asset sale and affiliate transactions, and (b) a springing secured net leverage ratio for the benefit only of the Second Out RCF lenders. The Priority Credit Agreement also contains representations and warranties, affirmative covenants and events of default customary for an agreement of its type. As is customary, certain events of default could result in an acceleration of the Company’s obligations under the Priority Credit Agreement.

In connection with the foregoing, the Company (i) amended its existing Credit Agreement with the lenders and Morgan Stanley Senior Funding, Inc. to provide for certain waivers, releases and consents thereunder. Further, if the revolving lenders holding more than 50% of the outstanding revolving commitments under the existing Credit Agreement participate in the Super-senior Facility, the springing leverage covenant under the existing Credit Agreement will be eliminated. The obligations under the existing Credit Agreement are subordinated in right of payment to the obligations under the Priority Credit Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the nation’s leading broadband providers offering an expansive portfolio of advanced services, including high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential customers and offer a full range of products and services to business customers. Our services are delivered across 16 markets via our efficient, advanced hybrid fiber-coax (“HFC”) network. Our footprint covers certain suburban areas within the states of Alabama, Florida, Georgia, Michigan, South Carolina and Tennessee. At September 30, 2024, our broadband networks passed nearly 2.0 million homes and businesses and served approximately 490,500 customers.

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

We continue to experience strong demand for our HSD service. For the three and nine months ended September 30, 2024, the average percentage of HSD only new connections was approximately 94%, a 3% increase when compared to the corresponding periods in 2023. However, there was a decline in customers purchasing higher speeds with approximately 71% of HSD only new connections purchasing 500MB or higher speeds during the three and nine months ended September 30, 2024, representing an approximate 9% decrease when compared to the corresponding periods in 2023.

WOW is continuing to focus on its greenfield expansion strategy by building out its network in locations adjacent and nonadjacent to its existing network and bringing its state-of-the-art all IP fiber technology and award-winning customer service to those markets. As of September 30, 2024, WOW launched services in the communities of Altamonte Springs, Wekiwa Springs, Casselberry, Forest City, Longwood, Sanlando Springs, Lake Mary, Winter Springs, and Sanford, Florida as well as Headland, Alabama and Mauldin, South Carolina.

Key Transactions Impacting Operating Results and Financial Condition

Hurricane Helene

In late September 2024, Hurricane Helene impacted the southeastern United States, resulting in damage to our network infrastructure and widespread power outages and service disruptions for customers in these markets.  As a result, we issued service outage credits to impacted customers totaling $0.6 million as of September 30, 2024.

For several weeks after the storm, a portion of our workforce has been dedicated to restoring services to our customers as quickly as possible. In the days since the hurricane, the Company has restored approximately 262 miles of network infrastructure and 71% of customers are back online and operational as of October 30, 2024,  The Company recorded a $2.4 million loss related to the estimated write-down of damaged fixed assets at September 30, 2024 as a result of the storm.

Hurricane Milton

On October 10, 2024, the Company’s network infrastructure in the Company’s Florida markets were impacted by Hurricane Milton. The Company has assessed the damage in the impacted areas and does not believe this will have a material impact on the financial statements. The Company has restored approximately 35 miles of network infrastructure and 96% of customers are back online and operational as of October 30, 2024.

Priority Credit Agreement

On October 11, 2024, the Company closed on $200.0 million dollars of additional debt. See Note 15 – Subsequent Event for the discussion of the additional debt through an incremental superpriority loan.

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

Homes Passed and Subscribers

We report homes passed as the number of serviceable addresses, such as single residence homes, apartments and condominium units, and businesses passed by our broadband network and listed in our database. We report total subscribers as the number of subscribers who receive at least one of our HSD, Video or Telephony services, without regard to which or how many services they subscribe. We define each of the individual HSD subscribers, Video subscribers and Telephony subscribers as a revenue generating unit (“RGU”). The following table summarizes homes passed, total subscribers and total RGUs for our services as of each respective date and for comparability purposes, presents subscribers associated with the Company’s operations as of each specified date:

	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
	2023	2023	2024	2024	2024
Homes passed	1,905,600	1,932,200	1,948,500	1,956,700	1,952,200
Total subscribers	517,400	504,100	500,700	495,200	490,500
HSD RGUs	503,400	490,100	489,700	485,000	480,600
Video RGUs	100,800	90,800	79,300	71,600	66,300
Telephony RGUs	82,700	79,500	77,700	75,700	73,700
Total RGUs	686,900	660,400	646,700	632,300	620,600

The following table displays the homes passed and subscribers related to the Company’s market expansion activities, which includes edge-outs and Greenfield expansion:

	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
	2023	2023	2024	2024	2024
Homes passed	106,700	129,600	147,700	156,600	158,300
Total subscribers	25,800	28,100	32,200	35,800	38,100
HSD RGUs	25,600	27,900	31,900	35,600	37,800
Video RGUs	7,000	7,100	7,200	7,300	7,400
Telephony RGUs	3,600	3,800	4,200	4,600	4,800
Total RGUs	36,200	38,800	43,300	47,500	50,000

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

Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our broadband networks were 92% and 93% of total revenue for the nine months ended September 30, 2024 and 2023, respectively. The remaining percentage of total revenue represents non-subscription revenue primarily from other business services, paper statement fees, late fees, line assurance warranty services and advertising placement.

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

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in millions)
Revenue	$158.0	$173.1	$478.3	$517.9
Costs and expenses:
Operating (excluding depreciation and amortization)	62.6	75.6	194.7	229.3
Selling, general and administrative	37.9	37.5	112.1	166.6
Depreciation and amortization	55.2	49.4	160.3	141.6
Impairment losses on intangibles	—	131.7	—	259.8
	155.7	294.2	467.1	797.3
Income (loss) from operations	2.3	(121.1)	11.2	(279.4)
Other income (expense):
Interest expense	(31.6)	(18.9)	(70.4)	(51.1)
Other income, net	0.4	(0.1)	0.9	1.9
Loss before provision for income tax	(28.9)	(140.1)	(58.3)	(328.6)
Income tax benefit	6.5	35.6	10.1	84.4
Net loss	$(22.4)	$(104.5)	$(48.2)	$(244.2)

Revenue

Total revenue for three and nine months ended September 30, 2024 decreased $15.1 million and $39.6 million, or 9% and 8%, respectively, as compared to the corresponding periods in 2023 as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in millions)
Residential subscription	$117.4	$132.1	$356.9	$395.9
Business subscription	28.6	28.2	84.6	84.2
Total subscription	146.0	160.3	441.5	480.1
Other business services	4.5	5.4	14.8	15.7
Other	7.5	7.4	22.0	22.1
Total revenue	$158.0	$173.1	$478.3	$517.9

Subscription Revenue

Total subscription revenue decreased $14.3 million, or 9%, and $38.6 million, or 8%, during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in 2023.  The decreases were primarily driven by a $13.4 million and $38.2 million shift in service offering mix, respectively, as we experience a reduction across all RGUs, and a $6.0 million and $18.8 million decrease in volume across all services.  These decreases were partially offset by a $5.1 million and $18.4 million increase in average revenue per unit (“ARPU”), respectively, due to rate increases issued in the first quarter and third quarter of 2024. The increase in ARPU for the three and nine months ended September 30, 2024  is partially offset by the $0.6 million of revenue credits issued to customers in those markets impacted by Hurricane Helene. ARPU is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period.

Other Business Services

Other business services revenue decreased $0.9 million, or 17%, and $0.9 million, or 6%, during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in 2023.  For the three months and nine months ended September 30, 2024, the decreases are primarily due to decreases in wholesale and data center revenue.

Other Revenue

Other revenue increased $0.1 million, or 1%, and decreased $0.1 million, or 0%, during the three and nine months ended September 30, 2024, as compared to the corresponding period in 2023.  For the three months ended September 30, 2024, the increase is primarily due to increases in advertising revenue, partially offset by a decrease in paper statement fees.  For the nine months ended September 30, 2024, the decrease is primarily due to a decrease in line assurance revenue, advertising revenue, shopping revenue, and service call fee revenue, partially offset by increases in paper statement fees and streaming partner revenue.

Operating expenses (excluding depreciation and amortization)

Operating expenses (excluding depreciation and amortization) decreased $13.0 million, or 17%, and $34.6 million, or 15%, during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in 2023.  For the three and nine months ended September 30, 2024, the decreases are primarily driven by reduction in direct operating expenses, specifically programming expenses of $9.2 million and of $27.2 million, respectively, which aligns with the reduction in Video RGUs between periods, as well as decreases in call center costs, stock compensation and bad debt expenses, partially offset by increases in compensation related expenses.

Incremental contribution

Incremental contribution is defined as subscription services revenue less costs directly incurred from third parties in connection with the provision of such services to our customers (service direct expense). Incremental contribution decreased $5.0 million, or 4%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, and $12.5 million, or 3%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.  See non-GAAP discussion below.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $0.4 million, or 1%, and decreased $54.5 million, or 33%, during the three and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023. For the three months ended September 30, 2024, the increase is primarily attributable to an increase in legal and professional fees partially offset by  reductions in marketing expenses and stock compensation.  For the nine months ended September 30, 2024, the decrease is primarily attributable to a reduction in patent litigation expense, marketing expense stock compensation expenses and transition service agreement expenses, partially offset by increases in legal and professional fees.  The transition service agreement ended in the second quarter 2023.

Depreciation and amortization expenses

Depreciation and amortization expenses increased $5.8 million, or 12%, and $18.7 million, or 13%, during the three and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023. The increases are primarily due to increases of equipment placed into service as we continue to expand our network.  Included in depreciation and amortization expenses for the three and nine months ended September 30, 2024 is the loss of $2.4 million related to the estimated write-down of fixed assets damaged as a result of Hurricane Helene.

Impairment losses on intangibles

The Company recognized a non-cash impairment charge related to its franchise operating rights of $131.7 million and $259.8 million for the three and nine months ended September 30, 2023. The charge was primarily related to declining cash flows, which resulted in an increase in the discount rate, combined with a decline in the Company’s common stock price. The Company did not recognize such charges for the three or nine months ended September 30, 2024.  See Note 5 – Franchising Operating Rights and Goodwill for discussion of non-cash impairment charge.

Interest expense

Interest expense increased $12.7 million, or 67%, and $19.3 million, or 38%, during the three and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023. The increases are primarily due to higher overall debt balances, and entrance into five interest rate derivative instruments during the first quarter of 2024. The change in the fair value of the derivative instruments is presented in interest expense each period.

Other income

Other income increased $0.5 million and decreased $1.0 million during the three and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023. While the three months ended September 30, 2024 was relatively flat, the decrease for the nine months ended September 30, 2024 is primarily due to the decline in services provided as part of the transition services agreements under which the Company was providing post-transaction continuity of service to the two different buyers of our sold service areas during the transition periods. The agreements with both buyers ended in 2023.

Income tax expense

We reported an income tax benefit of $6.5 million and $10.1 million for the three and nine months ended September 30, 2024, respectively. The effective tax rates were primarily impacted by the increase in valuation allowance against certain deferred tax assets, and disallowed executive compensation expense.

We reported an income tax benefit of $35.6 million and $84.4 million for the three and nine months ended September 30, 2023, respectively. The change in income tax benefit year over year is primarily related to decreased income caused by impairment charges on intangibles in fiscal year 2023.

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

The following tables provide a reconciliation of incremental contribution to income from operations, which is the most directly comparable GAAP measure, for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in millions)
Income (loss) from operations	$2.3	$(121.1)	$11.2	$(279.4)
Revenue (excluding subscription revenue)	(12.0)	(12.8)	(36.8)	(37.8)
Other non-allocated operating expense (excluding depreciation and amortization)	37.8	41.5	112.4	120.9
Selling, general and administrative	37.9	37.5	112.1	166.6
Depreciation and amortization	55.2	49.4	160.3	141.6
Impairment losses on intangibles	—	131.7	—	259.8
Incremental contribution	$121.2	$126.2	$359.2	$371.7

Liquidity and Capital Resources

Our primary funding requirements are for our ongoing operations, capital expenditures, outstanding debt obligations, including lease agreements, and strategic investments.  At September 30, 2024, the principal amount of our outstanding consolidated debt aggregated to $973.0 million, of which $17.9 million is classified as current in our unaudited condensed consolidated balance sheet as of such date. As of September 30, 2024, we had borrowing capacity of $0.4 million under our Revolving Credit Facility. On October 11, 2024, the Company closed on a $200.0 million new super-priority term loan. We continue to strategically managing our cash by decreasing our spending on discretionary capital and expenses.

We are required to prepay principal amounts if we generate excess cash flow, as defined in the Credit Agreement. As of September 30, 2024, we had $21.6 million of cash and cash equivalents. We believe that our existing cash balances and operating cash flows will provide sufficient resources to fund our obligations and anticipated liquidity requirements over the next 12 months.

We expect to utilize cash flow from operations and cash on hand as funding sources, as well as the proceeds from our super-priority term loan to fund our greenfield expansion initiatives.  We may also potentially engage in future financing transactions to further extend the maturities of our debt obligations. The timing and terms of any financing transactions will be subject to market conditions among other considerations.

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

Historical Operating, Investing, and Financing Activities

Operating Activities

Net cash provided by operating activities was $132.8 million for the nine months ended September 30, 2024 compared to $90.4 million for the nine months ended September 30, 2023. The increase is primarily due to the increase in operating income, combined with the timing differences of our receivables and payables, partially offset by the increase in interest paid.

Investing Activities

Net cash used in investing activities was $163.9 million for the nine months ended September 30, 2024 compared to $188.1 million for the nine months ended September 30, 2023.

We have ongoing capital expenditure requirements related to the maintenance, expansion and technological upgrades of our network. Capital expenditures are funded primarily through a combination of cash on hand cash flow from operations, and in future periods will include cash proceeds from our super-priority credit agreement. Our capital expenditures were $164.1 million and $188.3 million for the nine months ended September 30, 2024 and 2023, respectively.

The following table sets forth additional information regarding our capital expenditures for the periods presented:

	Nine months ended
	September 30,
	2024	2023

	(in millions)
Capital Expenditures
Scalable infrastructure(1)	$58.2	$44.7
Customer premise equipment(2)	54.4	48.3
Support capital and other(3)	26.6	38.2
Line extensions(4)	24.9	57.1
Total	$164.1	$188.3
Capital expenditures included in total related to:
Greenfields(5)	$59.8	$71.2
Edge-outs(6)	$4.9	$10.0
Business services(7)	$10.5	$10.4
(1)	Scalable infrastructure includes costs, not directly related to customer acquisition activity, to support new customer growth and provide service enhancements (e.g., headend equipment).
(2)	Customer premise equipment, or CPE, includes equipment and installation costs incurred to deliver services to residential and business services customers. CPE includes the costs of acquiring and installing our set-top boxes and modems, as well as the cost of customer connections to our network.
(3)	Support capital and other includes costs to modify or replace existing HFC network, including enhancements, and all other costs to support day-to-day operations, including land, buildings, vehicles, office equipment, tools and test equipment.
(4)	Line extensions include costs associated with new home development including edge-outs and greenfields (e.g., fiber / coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(5)	Greenfields represent costs associated with building our fiber technology network in locations non-adjacent to our existing network.
(6)	Edge-outs represent costs to extend our network into new adjacent service areas, including the associated CPE.
(7)	Business services represent costs associated with the build-out of our network to support business services customers, including the associated CPE.

Financing Activities

Net cash provided by financing activities was $29.3 million for the nine months ended September 30, 2024 compared to $89.3 million for the nine months ended September 30, 2023. The decrease is primarily due to a decrease in amounts drawn from our revolving credit facility during the period and a reduction in purchases of treasury stock, partially offset by the reduction in share repurchases during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Senior Secured Credit Facility. As of September 30, 2024, borrowings under our Term B Loans and Revolving Credit Facility bear interest at SOFR plus 3.00% and SOFR plus 2.75%, respectively.  We manage the impact of interest rate changes on earnings and operating cash flows by entering into derivative instruments to protect against increases in the interest rates on our variable rate debt. We use interest rate swaps, where we receive variable rate amounts in exchange for fixed rate payments. As of September 30, 2024, after considering our interest rate swaps, approximately 46% of our Senior Secured Credit Facility is still variable rate debt.  A hypothetical 100 basis point (1%) change in SOFR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of September 30, 2024) would result in an annual interest expense change of up to approximately $4.5 million on our Senior Secured Credit Facility.

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

Our management, with the participation of the Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2024, as the result of a material weakness in our internal control over financial reporting discussed below.

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

Material Weakness in Internal Control over Financial Reporting

As discussed in our Annual Report on Form 10-K/A, management identified a material weakness in internal control over financial reporting that existed at December 31, 2023. The material weakness described below did not result in a misstatement of the Company’s annual or interim consolidated financial statements.

Specifically, management did not design and maintain effective information technology general controls over certain systems that support the revenue recognition process for subscription services. Additionally, management did not design and maintain effective review controls over the completeness and accuracy of information produced by those systems.

This material weakness continued to exist at September 30, 2024.

Remediation Plan

Management is committed to maintaining a strong internal control environment. In response to the material weakness identified above, management, with the oversight of the Audit Committee of the Board of Directors, has developed several new controls and is in process of implementing new controls as well as testing existing and newly developed controls. The new controls are designed to provide appropriate segregation of duties and monitoring over certain systems that support the revenue recognition process for subscription services. Additionally, these controls will provide further assurance over the completeness and accuracy of information generated from these systems.

Changes in Internal Control over Financial Reporting

With the exception of the controls developed and implemented in response to the material weakness identified above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the third quarter of 2024, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table presents WOW’s purchases of equity securities completed during the third quarter of 2024:

				Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet be
	Number of Shares	Average Price	Purchased as Part of Publicly	Purchased Under the Plans
Period	Purchased (1)	Paid per Share	Announced Plans or Programs	or Programs (in millions)
July 1 - 31, 2024	—	$—	—	$—
August 1 - 31, 2024	1,446	$5.52	—	$—
September 1 - 30, 2024	6,102	$5.30	—	$—
(1)	Represents shares withheld from employees for the payment of taxes upon the vesting of restricted stock awards for the months of July, August, and September 2024, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2024, none of the Company's directors or Section 16 officers amended, adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

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
101

The following financial information from WideOpenWest, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024, filed with the Securities and Exchange Commission on November 4, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST, INC.

November 4, 2024	By:	/s/ TERESA ELDER
Teresa Elder
Chief Executive Officer

	By:	/s/ JOHN REGO
John Rego
Chief Financial Officer