Form 10-K
period 2024-12-31
WideOpenWest, Inc.
filed 2025-03-14
CIK 1701051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024 or
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

As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant was $271.3 million based on the closing price of $5.41 reported on the New York Stock Exchange.

As of March 10, 2025, the number of outstanding shares of common stock was of the registrant was 84,682,617.

Documents Incorporated By Reference

Information required by Part III is incorporated by reference from the Registrant’s proxy statement for the 2025 annual meeting of stockholders to be filed no later than 120 days after the end of the Registrant’s fiscal year ended.

WIDEOPENWEST, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

This Annual Report on Form 10-K is for the fiscal year ended December 31, 2024. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Annual Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. References in this Annual Report to “WOW,” “we,” “us,” or “our” are to WideOpenWest, Inc. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical facts included in this Annual Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events. These statements identify prospective information and can generally be identified by the use of forward-looking terminology, including the terms “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may,” “might,” “should,” “could,” “would,” “project,” “predict,” “potential” or similar expressions or the negative of these terms. The foregoing is not an exclusive list of all forward-looking statements we make. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Annual Report may not in fact occur. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

●	the ability to retain and further attract customers due to increased competition, resource abilities of competitors, and shifts in the entertainment desires of customers;
●	our substantial level of indebtedness, sensitivity to increases in prevailing interest rates and our ability to comply with all covenants in our debt agreements;
●	our ability to respond to rapid technological change, including our ability to develop and deploy new products and technologies;
●	increases in programming and retransmission costs and/or programming exclusivity in favor of our competitors;
●	the disruption or failure of our network information systems or technologies as a result of hacking, viruses, outages or natural disasters in one or more of our geographic markets;
●	the effects of new regulations or regulatory changes on our business;
●	our ability to procure necessary materials, equipment and services from our vendors in a timely manner in connection with our network expansion initiatives;
●	changes in laws and government regulations that may impact the availability and cost of capital;
●	effects of uncertain economic conditions (e.g., unemployment, decreased disposable income, etc.) which may negatively affect our customers’ demand or ability to pay for our current and future products and services,
●	the potential effects of severe weather events in our market, including hurricanes affecting our markets in the southeastern United States;
●	other risks referenced in the section of this Annual Report entitled “Risk Factors”;
●	our ability to manage the risks involved in the foregoing; and
●	other factors described from time to time in our reports filed or furnished with the U.S. Securities and Exchange Commission (the “SEC”), and in particular those factors set forth in the section entitled “Risk Factors” and other reports subsequently filed with the SEC.

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

PART I

Item 1.  Business

Overview

We are one of the nation’s leading broadband providers offering an expansive portfolio of advanced services, including high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential customers and offer a full range of products and services to business customers. Our services are delivered across 18 markets via our efficient, advanced hybrid fiber-coax network (“HFC”) and fiber to the home network (“FTTH”). Our footprint covers certain suburban areas within the states of Alabama, Florida, Georgia, Michigan, South Carolina and Tennessee. At December 31, 2024, our broadband networks passed nearly 2.0 million homes and businesses and served 478,700 customers, reflecting a total customer penetration rate of approximately 24%.

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

Our Systems and Markets

An overview of our markets as of December 31, 2024 is shown below:

	Homes	Coaxial	Fiber	Total
Market	Passed	Miles	Miles	Network Miles
Detroit, MI	716,100	6,415	2,182	8,597
Pinellas, FL	301,300	3,446	612	4,058
Huntsville, AL	132,000	2,005	496	2,501
Montgomery, AL	105,400	1,311	357	1,668
Panama City, FL	99,600	972	231	1,203
Augusta, GA	97,000	1,369	528	1,897
Charleston, SC	96,000	1,216	596	1,812
Lansing, MI	93,000	2,075	743	2,818
Columbus, GA	88,800	1,048	315	1,363
Knoxville, TN	55,700	768	319	1,087
Newnan, GA	43,600	840	359	1,199
Dothan, AL	37,600	564	275	839
Central Florida	47,900	—	824	824
West Point, GA	17,900	341	343	684
Auburn, AL	16,100	196	219	415
Central Michigan	400	—	59	59
Hernando County, FL	8,200	—	119	119
Greenville, SC	5,500	—	113	113
	1,962,100	22,566	8,690	31,256

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

Our Vision and Commitment to Customer Service

We believe our vision of “connecting people to their world through the WOW experience: reliable, easy and pleasantly surprising, every time” is central to our success. This vision influences how we are organized as a company and informs the way we acquire and retain customers. For example, we use a needs based selling process to recommend products and services that offer the best value to our customers. Our customer response activities are closely coordinated with all operational aspects of our business, so resources are appropriately allocated and operational efficiencies are optimized. We offer a convenient customer experience by providing self-installation options and technician service appointments within a two-hour window, seven days a week.

We use targeted marketing modeling to drive profitable growth and minimize risk of non-pay churn. This analysis is performed at the node level in our network, so marketing and sales tactics drive penetration in a highly targeted manner. We also believe the responsibility for winning new customers extends beyond the sales and marketing department to our entire company.

We recognize that customer preferences are continually evolving in response to rapid technological change. We have demonstrated our ability to adapt by delivering an award-winning experience and offering an expansive and competitive product portfolio that showcases our robust broadband network. As a result, approximately 93% of our new customers purchase our HSD-only offerings. We continue to evaluate and evolve our broadband product portfolio based on consumer preferences.

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

As of December 31, 2024, approximately 81% of our customer base subscribed only to our HSD service. We expect the portion of our customer base that subscribes only to our HSD service to continue to rise as broadband utilization increases across every facet of our customers’ lives. In addition, we fully anticipate new and existing customers to continue to purchase higher speed tiers to support the evolution of how customers consume entertainment content, and the changing environment of where and how customers work and learn.

Video Services

We offer our customers an array of video services and programming choices. Customers generally pay initial connection charges and fixed monthly fees for video service. In addition to the aforementioned video services, we offer the convenience of subscribing and paying for certain streaming services (e.g., YouTube TV).

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

Business Services

Our broadband network also supports services to business customers, and we have developed a full suite of products for small, medium and large local enterprises. We offer the traditional bundled product offering and offer products to meet the more complex high-speed data and telephony needs of medium and large local enterprises. We offer fiber based services, which enable our customers to have enhanced telephony services, data speeds of up to 10 gigabit per second on our fiber network, and office-to-office metro Ethernet services that provide a secure and managed connection between customer locations. Our Hosted Voice product offering can replace customers’ aging private branch exchange (“PBX”) products with telephony and data service that offers more flexible features at a lower cost. In addition, we have a Session Initiated Protocol (“SIP”) trunking service. This service is a direct replacement for the traditional telephone service used by large PBX customers and is delivered over our fiber network and terminated via an Ethernet connection at the customer’s premise. We have a complete line of colocation infrastructure services, cloud computing, managed backup and recovery services. We serve our business customers by providing customer service and network support 24 hours a day, seven days a week.

Pricing for Our Products and Services

We employ value based pricing strategies for our subscription HSD, Video and Telephony services. We focus our pricing strategy around our HSD offering and provide the option for HSD customers to purchase Video and Telephony services with tiered features and pricing. Our internet pricing strategy is offered in a simplified structure with the ability to for a customer to lock in their internet service rate.  We believe that our services are priced and featured to meet the demands of a variety of consumers.

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

Our interactive broadband network for our expansion area is comprised of our innovative fiber to the home technology which can support up to 5 GIG symmetrical services with the capability to provide higher speeds in the future.   The highly scalable technology allows us to deploy capacity as needed for customer growth.  This network is 100% fiber delivered to the customer’s home.

Our interactive broadband network is designed using redundant fiber optic cables. Our fiber rings are “self-healing,” which means they provide for very rapid, automatic redirection of network traffic so our service will continue even if there is a single point of failure on a fiber ring.

We distribute our services from our technical facilities called head-ends, hub sites, and data centers most of which are equipped with a generator and/or battery backup power source to allow service to continue during a power outage. Additionally, most individual nodes served by the facilities are equipped with backup batteries.  Our redundant fiberoptic network, network services, telephony systems and network powering systems allow us to provide telephony services consistent with industry reliability standards for traditional telephone systems.

We monitor our network 24 hours a day, seven days a week, through our virtual network operations center. Technicians in each of our service areas schedule and perform installations and repairs and monitor the performance of our interactive broadband network. We actively maintain the quality of our network to minimize service interruptions and extend the network’s operational life.

High-Speed Data Services

We provide Internet access using high-speed cable modems or Optical Network Terminals that facilitate the connection to the customer’s home. We provide our customers with a high level of low latency data and multiple peering arrangements with tier one Internet facility providers.

Video Services

Our network is designed for digital two-way interactive transmission using Internet Protocol and/or digital modulation methods for video transport from the head-end or centralized video distribution site to hubs and to distribution points (nodes) within our customers’ neighborhoods, where the signals are transferred to our coaxial cable or fiber to the premise network for delivery to our customers. Our broadband network also provides our customers with access to competing online video providers and other streaming services to allow our customer the most flexibility in selecting a video provider.

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

Programming

We purchase some of our programming directly from the program networks by entering into affiliation agreements with the programming suppliers. We also benefit from our membership with the National Cable Television Cooperative (“NCTC”), which enables us to take advantage of volume discounts. As of December 31, 2024, approximately 66% of our programming was sourced from the NCTC, which also handles our contracting and billing arrangements for this programming.

Competition

We operate in a highly competitive and rapidly changing environment, competing with existing communications providers, new entrants that provide similar HSD services to subscribers within our operating footprint, and increasingly mobile phone wireless providers of fixed wireless services. We have at least one major cable competitor (typically Comcast Corporation (“Comcast”) or Charter Communications Inc. (“Charter”) in most of our markets and our largest telecommunications fiber competitor is AT&T, Inc. (“AT&T”). We believe the reliability and efficiency of our advanced broadband network, as well as our simplified pricing and overall value proposition create meaningful differentiation versus our competitors.

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

In addition, our Video services face increasing competition from companies that deliver video content over Internet connections, referred to as “over-the-top” or “OTT”, directly to consumers on televisions, computers, tablets, gaming and mobile devices. These competitors include virtual multichannel video programming distributors (“V-MVPD”), which aggregate live and on-demand linear television, and direct content distributors, which provide and distribute content directly to customers through an internet-connected device for a subscription fee. Examples of V-MVPD providers include Sling, AT&T TV, Philo, FuboTV, and Hulu Live.  Examples of direct on-demand content distributors include Netflix, Roku, Apple TV+, Amazon Prime, Disney+, Paramount+, Peacock and Hulu Plus.  Additionally, some programmers, such as HBO (HBO Max), CBS (CBS All Access) and Discovery (Discovery +), are choosing to deliver content directly to the consumer over the Internet. During 2023, the Company entered into an agreement with YouTube TV to offer the service as WOW’s live television offering when combined with WOW HSD service.

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

Human Capital Resources

As of December 31, 2024, we had 1,320 full-time employees. We recruit from several major industries for employees with skills from a plethora of areas to ensure the success of our broadband first strategy. Our compensation and benefit plans are structured to attract and retain high-performing employees.

Our people are the most valuable asset we have. Our employees operate under a hybrid work model, allowing eligible employees the ability to work from home or the office on a voluntary basis. We believe giving our employees more choice increases overall productivity and provides the opportunity for greater work-life balance.

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

We provide high-quality, comprehensive medical, dental, and vision coverage for all full-time employees. It is our priority to keep this coverage affordable for our employees and their families.  We absorb an average of 76% of the total premium cost for medical, dental, and vision coverage. Additionally, the Company matches 100% of the participant’s voluntary contributions into a defined contribution retirement plan up to 3% and 50% of the next 2% subject to a limit of the first 4% of the participant’s compensation.

Employee Engagement

We are committed to employee engagement which is the essential driver and unifying element that enables all aspects of our employee engagement program to thrive and create a meaningful impact across the organization.  We believe that the collective sum of the individual differences, life and work experiences, knowledge, innovation, self-expression, unique capabilities and talent that our employees invest in their work represents a significant part of not only our culture but our reputation and the Company’s achievement.

Our commitment to fostering a culture of belonging and inclusion is core to our values and principles that drive our work culture.  We strive to deliver an exceptional employee and customer experience that reflects this commitment. The program’s goal is to create an environment where all employees are empowered and where opportunities for growth and development are accessible to all. We understand that our employees bring unique perspectives and experiences to the table.  By fostering an environment where everyone can thrive, we aim to deliver high-quality solutions and exceptional customer experiences.

In 2024, we improved our program by enhancing internal practices and broadening our diversity outreach. A cross functional ambassador team was established which in turn created employee resource groups dedicated to further developing a culture of inclusion where everyone belongs. We support several of these groups centered around specific communities of experience that provide employees with the opportunity to connect, share experiences, and drive initiatives around issues important to them. These groups play an important role in shaping our employee engagement strategy, driving awareness, and ensuring every employee has a voice. We also offer multiple company-wide trainings focused on building and maintaining an inclusive workforce.

Employee Learning & Development

We believe building a learning culture is key to employee retention and in cultivating productive and engaged employees focused on continuous improvement. Our utmost goal is to prepare our employees for the future. To achieve this goal, we identify the types of skills and competencies needed to develop our new hires and seek to re-skill and up-skill all of our employees on a regular basis to best meet the demands of the Company and the industry.

We offer ongoing instructor-led and self-led training for new hires and all current active employees. Training focus areas include: (i) on-the-job, (ii) business readiness, (iii) skill building or upskilling in a specific functional area, (iv) personal and professional development, and (v) leadership development and management skills. For the year ending December 31, 2024, we provided approximately 22,100 total training hours to our employees.

Legislation and Regulation

We operate in highly regulated industries and both our cable television and telecommunications services are subject to broad regulation at the federal, state and local levels. Our Internet services have historically been subject to more limited regulation by the Federal Communications Commission (“FCC”). Legislative and regulatory activity increased under the prior administration, particularly with respect to broadband networks. For example, Congress approved tens of billions of dollars in new funding for broadband deployment and adoption initiatives, and may consider other proposals that address communications issues, including whether it should rewrite the entire Communications Act of 1934, as amended (the “Communications Act”) to account for changes in the communications marketplace and whether it should enact new, permanent Open Internet/net neutrality requirements. Federal agencies consider on an ongoing basis new or revised regulations that impact communications services, including broadband. States and localities are also increasingly proposing new regulations impacting communications services, including broader regulation of broadband networks. Any of these regulations could significantly affect our business and our legal and compliance costs. In addition, United States regulators and courts could adopt new interpretations of existing competition or antitrust laws or enact new competition or antitrust laws or regulatory tools that could negatively impact our businesses. Any future legislative, judicial, regulatory or administrative actions may increase our costs or impose additional restrictions on our businesses, some of which may be significant. We are unable to predict the outcome or effects of any of these potential actions or any other legislative or regulatory proposals on our businesses. The following is a summary of laws and regulations affecting the business we operate. It does not purport to be a complete summary of all present and proposed legislation and regulations pertaining to our operations.

Regulation of Cable Services

The FCC is the principal federal regulatory agency with jurisdiction over cable television operators and services and has promulgated regulations covering many aspects of cable television operations. The FCC has modified many regulations applicable to our business and is considering further changes, but the full impact of these changes on our business is not yet known. The FCC enforces its regulations through the imposition of monetary fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions. Cable franchises, the principal instrument of governmental authority for our cable television operations, are not issued by the FCC but by states, cities, counties or political subdivisions. A brief summary of certain key federal regulations follows.

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

Franchise Authority

Cable television systems operate pursuant to non-exclusive franchises issued by franchising authorities, which, depending on the specific jurisdiction, can be the states, cities, counties or political subdivisions in which a cable operator provides cable service. Cable system franchises typically contain many conditions, such as time limitations on commencement and completion of system construction, customer service standards including number of channels, the provision of free service to schools and certain other public institutions, the maintenance of insurance and indemnity bonds, the payment of franchise fees and the support of PEG channels.  Franchising authorities may terminate a franchise or assess penalties if the franchised cable operator fails to adhere to the conditions of the franchise. Although largely discretionary, the exercise of state and local franchising authority is limited by federal statutes and regulations adopted pursuant thereto. We believe that the requirements imposed by our franchise agreements are fairly typical for the industry. Although they do vary, our franchises generally provide for the payment of fees to the applicable franchising authority of up to 5% of our gross cable service revenues, which is the current maximum authorized by federal law.

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

Pole Attachments

The Communications Act requires all local telephone companies and electric utilities, except those owned by municipalities and cooperatives, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and rights of way at just and reasonable rates, except where states have certified to the FCC that they regulate pole access and pole attachment rates. The right to access poles, ducts, conduits and rights of way pursuant to regulated rates and set timeframes is highly beneficial to facilities-based providers such as us. Federal law also establishes principles to govern the pricing and terms of such access. Currently, 23 states and the District of Columbia have made certifications to the FCC, which leaves pole attachment matters to be regulated by those states. Of the states in which we operate, Florida and Michigan have made certifications to the FCC. The FCC has clarified that the provision of Internet services by a cable operator does not affect the agency’s jurisdiction over pole attachments by that cable operator, nor does the provision of such non-cable services affect the rate formula otherwise applicable to the cable operator.

The FCC has adopted rules to facilitate new attachments, including a one-touch make-ready procedure for new attachments which took effect in August 2020. The FCC’s rules do not apply in states that have chosen to adopt their own pole attachment rules, which may make it more difficult to obtain access to poles in those states, though some states do choose to follow all or portions of FCC pole attachment rules pursuant to state statute or at their own discretion. We cannot predict how any future changes to the pole attachment rules may affect our operations or impose costs on our business. As a general matter, changes to our pole attachment rate structure could significantly increase our annual pole attachment costs.

Regulation of Internet Service

In January 2018, the FCC released a decision rescinding various “net neutrality” requirements governing how broadband Internet access providers were permitted to offer mass market broadband service (the “Internet Freedom Order”). As a result, under the current approach, broadband Internet access providers must publicly disclose detailed information regarding their service offerings, Internet traffic management processes, and other practices affecting broadband customers, but are not otherwise limited by federal law in their ability to block, throttle, or prioritize specific types of Internet traffic. The FCC also held that states are preempted (prohibited) from enacting their own versions of these or similar requirements. On October 1, 2019, a federal appeals court upheld most of the FCC’s decision, but it directed the agency to give further consideration to several issues and reversed the FCC’s blanket preemption of state rules, holding that such state laws could only be prohibited on a case-by-case basis, and only when they conflict with state or federal policy. No party appealed that decision. On October 27, 2020, the FCC adopted a decision reaffirming other aspects of its earlier decision.  In the meantime, several states adopted net neutrality requirements of their own.  In April 2024, the FCC again reversed course and reclassified broadband as a telecommunications service subject to common carrier regulation under Title II of the Communications Act, reinstituted so-called “open Internet” conduct rules, and adopted a “general conduct standard” prohibiting other types of purportedly unreasonably discriminatory conduct.  This action was challenged in a federal appeals court, which has stayed the FCC’s April 2024 order meaning that broadband is currently regulated as an information service until the court rules on the merits of the appeal. We cannot predict with any certainty the timing or outcome of the court decision or how Congress, the FCC or states may react to the outcome of that decision.

In addition, the Infrastructure Investment and Jobs Act (“IIJA”), which became law on November 15, 2021, directed the FCC to require broadband service providers to display, in the form of labels, certain information regarding their broadband Internet access service plans. On November 17, 2022, the FCC released a decision adopting the IIJA’s requirements.  The decision requires broadband service providers to display, at the point of sale, labels that disclose certain information about broadband prices, introductory rates, data allowances, broadband speeds, and latency. Providers must also include links to information about their network management practices, and privacy policies. The FCC established requirements for the label’s format and display location to ensure consumers can easily compare a provider’s services and services among different providers. These labeling and display rules went into effect in April 2024. The FCC also is seeking comment on issues related to more comprehensive pricing information, bundled plans, label accessibility for individuals with disabilities, label availability in multiple languages, performance characteristics, service reliability, cybersecurity, network management and privacy, label formatting, and whether providers should submit label information to the FCC.  We cannot predict how a future FCC will address Internet service regulation.

The IIJA also required the FCC to adopt rules by November 15, 2023, that address broadband “digital discrimination of access” based on income level, race, ethnicity, color, religion, or national origin. In November 2023, the FCC adopted rules implementing this directive and proposing adoption of additional rules. The FCC’s rules prohibit policies or practices, not justified by genuine issues of technical or economic feasibility, that differentially impact consumers’ access to broadband Internet access service based on income level, race, ethnicity, color, religion or national origin, or are intended to have such differential impact. The FCC also is seeking comment on whether broadband providers should be required to annually submit to the FCC information about large broadband projects or whether providers should be required to establish mandatory internal compliance programs.  The rules went into effect March 22, 2024 and are currently the subject of a challenge in a federal court of appeals. We cannot predict how the court challenge will be resolved, how the FCC’s rules will be interpreted and enforced how the rules might impact us, or how the FCC’s rules will continue to evolve.

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

Potential Regulatory Changes

The regulation of cable television systems at the federal, state and local levels has substantially changed over the past three decades since enactment of the 1992 Cable Act. Material additional changes in the law and implementing regulatory requirements, both those described above and others, cannot be ascertained with any certainty at this time. For instance, in March 2024, the FCC adopted rules requiring cable operators to specify the “all-in” price for service in their promotional materials and on subscribers’ bills; the FCC also has proposed rules that would prohibit cable operators from imposing early termination fees and billing cycle fees on subscribers. Our business could be adversely affected by future changes in regulations.

Regulation of Telecommunication Services

Our telecommunications services are subject to varying degrees of federal, state and local regulation. Pursuant to the Communications Act, the FCC generally exercises jurisdiction over the facilities of, and the services offered by, telecommunications carriers that provide interstate or international communications services. The FCC has extended many of its regulations that apply to traditional telecommunications service to Internet based, or interconnected VoIP, phone services, discussed further below. Barring federal preemption, state regulatory authorities retain jurisdiction over the same facilities to the extent that they are used to provide intrastate telecommunications services, as well as facilities solely used to provide intrastate services. Local regulation is largely limited to the management of the occupation and use of county or municipal public rights of way. Various international authorities may also seek to regulate the provision of certain services that originate or terminate outside the U.S.  As noted above, while the FCC reclassified broadband Internet access service as a telecommunications service in April 2024, that decision is currently stayed by a federal appeals court, so  broadband Internet access service currently is not regulated as a telecommunications service pending the outcome of that court decision.

Regulation of Local Exchange Operations

Our ILEC subsidiaries are regulated by both federal and state agencies. Our interstate products and services and the regulated telecommunications earnings of all of our subsidiaries are subject to federal regulation by the FCC, and our local and intrastate products and services and the derived regulated earnings are subject to regulation by state public service commissions (“PSCs”). ILECs generally are subject to more stringent regulation than CLECs. Federal law imposes a variety of duties on all telecommunications carriers providing local telephone services, including requirements to interconnect with other telecommunications carriers; establish reciprocal compensation arrangements for the completion of calls; permit the resale of services; permit users to retain their telephone numbers when changing carriers; and provide competing carriers access to poles, ducts, conduits and rights-of-way. ILECs are subject to additional duties to offer interconnection at any technically feasible point within their networks on non-discriminatory, cost-based terms; offer co-location of competitors’ equipment at their premises on a non-discriminatory basis; make available some of their network facilities, features and capabilities, referred to as Unbundled Network Elements, on non-discriminatory, cost-based terms; and offer wholesale versions of their retail services for resale at discounted rates. Failure to comply with requirements applicable to ILEC operations could subject us to fines, penalties or other enforcement consequences.

We have entered into PSC approved local interconnection agreements with a variety of telecommunications providers for, among other things, the transport and termination of our local and toll telephone traffic. Some of these agreements have expired; however, we continue to operate on the same rates, terms, and conditions in the interim as we seek to enter into successor agreements. These agreements are subject to changes as a result of changes in laws, regulations and technology, and there is no guarantee that the rates and terms concerning our interconnection agreements under which we operate today will be available in the future.

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

Telemarketing, Robocalls, and Call Blocking

Over the last few decades, the FCC has taken various steps to curb unwanted and illegal telephone calls, including restricting the use of automatic telephone dialing systems and artificial or prerecorded voice messages under the Telephone Consumer Protection Act, establishing the Do-Not-Call registry in coordination with the Federal Trade Commission, and permitting voice service providers to block calls in certain circumstances. In 2019, Congress passed the Pallone-Thune Telephone Robocall Abuse Criminal Enforcement and Deterrence Act (“TRACED Act”) giving the FCC additional tools to combat robocalls. Since the enactment of the TRACED Act, the FCC has issued various rules and policies with respect to caller ID authentication and call blocking. Significantly, voice service providers were required to implement by June 30, 2021, the STIR/SHAKEN caller ID authentication framework in the Internet Protocol portions of their voice networks, subject to certain extensions. The STIR/SHAKEN framework allows service providers to verify that the caller ID information transmitted with a particular call is accurate, which deters illegally spoofing caller ID information. Among other things, voice providers also were required to file a certification in the FCC’s Robocall Mitigation Database (“RMD”) certifying whether they had implemented STIR/SHAKEN. They also must adopt affirmative, effective measures to prevent new and renewing customers from using their network to originate illegal calls, as well as implement robocall mitigation, “know your customer,” and “know your upstream provider” requirements. Voice service providers and intermediate providers are prohibited from accepting calls directly from a voice service provider or intermediate provider that is not listed in the RMD, and must respond to FCC, law enforcement, and industry efforts to “traceback” unlawful traffic. As of February 26, 2024, providers were required to update their RMD filings with additional information and commitments to combat illegal robocalls. We have implemented STIR/SHAKEN and completed the updated certification as to our compliance in the RMD. The FCC has several ongoing proceedings that consider additional measures to combat unwanted and illegal telephone calls. At this time, we are unable to predict the impact, if any, that additional regulatory action on these issues will have on our business.

Universal Service

The Federal Universal Service Fund (“USF”) is a support mechanism established by the FCC to ensure that high quality, affordable telecommunications service is available to all Americans. Pursuant to the FCC’s universal service rules, all telecommunications providers and interconnected VoIP providers, including us, must contribute a percentage of their interstate and international end user telecommunications and interconnected VoIP revenues to the USF. The FCC establishes an industry wide quarterly contribution factor, which sets the exact percentage that applies for the given quarter. The contribution factor for the fourth quarter of 2024 is 35.8% of gross assessable interstate and international telecommunications and interconnected VoIP revenues. The contribution rate is reviewed quarterly and may increase or decrease, which would either increase or decrease our contributions to the USF.

Contributing to the USF is not materially adverse to our business as we currently choose to recover the cost of the contributions from our end user customers, as allowed by FCC rules. However, climbing USF contributions may negatively impact our end users because they effectively make our products more expensive.

Broadband Benefit Programs

The IIJA, which became law on November 15, 2021, created the Affordable Connectivity Program (“ACP”), which was intended to be a long-term, $14 billion program, to modify and replace the Emergency Broadband Benefit (“EBB”) Program. The FCC officially launched the ACP on December 31, 2021, and the FCC adopted final FCC program rules in January 2022. We elected to participate in the EBB, and continued to participate in the ACP, so that eligible customers could receive discounted broadband services and devices. The $14 billion allocated by Congress to ACP was exhausted in 2024, and the program terminated on June 1, 2024.

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

In addition, statutory protections in Section 222 of the Communications Act apply to our telecommunications services. FCC regulations also apply to our use, disclosure, and protection of CPNI associated with our telecommunications and VoIP telephone service. These requirements generally increase the cost of providing voice service, as providers must implement various safeguards to protect CPNI from unauthorized disclosure.  The Commission’s April 2024 Order reclassifying broadband Internet access as a telecommunications service would apply Section 222, but not the Commission’s regulations implementing Section 222, to broadband services.  As noted above, that order has been stayed by a federal court of appeals.  We cannot predict the outcome of that appeal or any additional action the FCC may take once that appeal is resolved.

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

Our industry is, and will continue to be, highly competitive. Our principal residential services competitors, including other cable and telecommunications companies, offer services that provide features and functions comparable to the residential high speed data, video, and/or telephony services that we offer. In most markets, our direct competitors are larger and possess greater resources than we do. In some instances, we compete against companies with fewer regulatory burdens, better access to financing, greater personnel resources, greater resources for marketing, greater brand name recognition, and long established relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain ownership rules have provided additional benefits to certain of our competitors, either through access to financing, resources or efficiencies of scale.

In some of our operating areas, AT&T, Verizon or other incumbent telephone providers have upgraded their networks to carry two way video, fifth generation (“5G”) high speed data technology with substantial bandwidth and IP based telephony services, which they market and sell in bundles, in some cases, along with their wireless services. These telephone incumbents may also offer satellite video as a part of their bundle.

In addition, each of our residential services faces competition from other companies that provide such services on a stand alone basis. Our residential video service faces competition from other cable and direct broadcast satellite providers that seek to distinguish their services from ours by offering aggressive promotional pricing, exclusive programming, and/or assertions of superior service or offerings. Increasingly, our residential video service also faces competition from companies that deliver content to consumers over the Internet and on mobile devices. Furthermore, due to consumer electronics innovations, consumers are more readily able to watch such Internet delivered content on television sets and mobile devices, which could lead to additional “cord cutting”. This trend has negatively impacted customer demand for our residential video service, especially premium channels and VOD services, and could encourage content owners to seek higher license fees from us in order to subsidize their free distribution of content. Our residential high speed data and telephony services also face competition from wireless Internet and voice providers, and our residential voice service faces competition from other cable providers, “over the top” (“OTT”) phone service and other communication alternatives, including texting, social networking and email. We expect these trends to continue in the future.

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

We operate in a highly competitive, consumer driven, rapidly changing technological environment and our success is, to a large extent, dependent on our ability to acquire, develop, adopt and exploit new and existing technologies to distinguish our services from those of our competitors. We have invested in advanced technology platforms that support advanced communications services and multiple emerging interactive services, such as VOD, DVR, interactive television, VoIP and pure fiber network services. If we choose technologies or equipment that are less effective, cost efficient or attractive to our customers than those chosen by our competitors, or if we offer services that fail to appeal to consumers, are not available at competitive prices or that do not function as expected, our competitive position could deteriorate, and our business and financial results could suffer. In addition, we may be required to select one technology over another and may not choose the technology that is the most economic, efficient or attractive to customers. We may also encounter difficulties in implementing new technologies, products and services and may encounter disruptions in service as a result.

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

The demand for high speed data, video and telephony services, either alone or as part of a bundle, cannot readily be determined. Our business could be adversely affected if demand for broadband communications services is materially lower than we expect. Our ability to generate revenue will suffer if the markets for the services we offer, including telephony and high speed data services, fail to develop, grow more slowly than anticipated or become saturated with competitors.

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

Programming has been and is expected to continue to be, our largest single operating expense. In recent years, the cable industry has experienced rapid increases in the cost of cable programming, retransmission consent charges for local commercial television broadcast stations and regional sports programming. We expect these trends to continue. As compared to large national providers, our relatively modest base of subscribers limits our ability to negotiate lower programming costs. In addition, as we increase the channel capacity of our systems and add programming to our expanded basic and digital programming tiers, we may face additional market constraints on our ability to pass programming cost increases on to our customers. Furthermore, content providers may be unwilling to enter into distribution arrangements on acceptable terms and owners of non broadcast video programming content may enter into exclusive distribution arrangements with our competitors. Any inability to pass programming cost increases on to our customers would have an adverse impact on our results of operations and a failure to carry programming that is attractive to our subscribers could adversely impact subscription and advertising revenues.

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

Under federal law, we have the right to attach cables carrying video and other services to telephone and similar poles of privately owned utilities at regulated rates. However, because these cables may carry services other than video services, such as high speed data services or new forms of telephony services, some utility pole owners have sought to impose additional fees for pole attachments. If these rates were to increase significantly or unexpectedly, it would cause our network to be more expensive to operate. It could also place us at a competitive disadvantage with respect to video and telecommunications service providers who do not require or who are less dependent upon pole attachments, such as satellite providers and wireless telephony service providers.

In April 2011, the FCC enacted revised pole attachment rules to improve the efficiency and reduce the costs of deploying telecommunications, cable and broadband networks in order to accelerate broadband deployment. The formula for calculating the telecommunications attachment rate was revised, lowering the rate and bringing it in line to the video rate. Many utilities seek to impose the telecommunications rate on us when they carry our services, other than video services, over their attachments. In November 2015, the FCC released another order taking further steps to balance the rates paid by cable operators and telecommunications carriers.

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

Subject to applicable pole attachment access and rate regulations, the entities that own the poles that we attach to, and conduits that we access, may not renew our existing agreements when they expire, and they may require us to pay substantially increased fees. Some of these pole and conduit owners have recently imposed, or are currently seeking to impose, substantial rate increases. Any increase in our pole attachment or conduit access rates or inability to secure continued pole attachment and access agreements on commercially reasonable terms could adversely affect our operations, business, financial condition or results of operations.

A phase-out of the compulsory copyright license for broadcast programming could adversely affect our ability to carry the programming transmitted by broadcast stations or could increase our programming costs.

In exchange for filing reports and contributing a percentage of revenue to a federal copyright royalty pool, we obtain a compulsory copyright license allowing us to retransmit copyrighted material contained in broadcast television signals. If the compulsory license were ever phased out, it   could adversely affect the ability of our cable television systems to obtain programming carried by broadcast television stations, and could increase the cost of such programming.

Risks related to Our Legal and Regulatory Environment

We operate our network under some franchises that may be subject to non-renewal or termination.

Our network generally operates pursuant to franchises, permits or licenses typically granted by a municipality or state agency with the authority to grant franchises. Additionally, other state or local governmental entities may exercise control over the use of public rights of way. Often, franchises are terminable if the franchisee fails to comply with material terms of the franchise agreement or the local franchising authority’s regulations. Although none of our existing franchise or license agreements have been terminated, and we have received no threat of such a termination, one or more local authorities may attempt to take such action. We may not prevail in any judicial or regulatory proceeding to resolve such a dispute.

Further, franchises generally have fixed terms and must be renewed periodically. Our franchises are typically issued for 10 to 15 year initial terms, but the terms vary depending upon whether we are operating under a local or state franchise. Many of our existing franchise terms will expire over the course of the next several years, and we operate under some expired franchises.  Local franchising authorities may resist granting a renewal if they consider either past performance or the prospective operating proposal to be inadequate. In a number of jurisdictions, local authorities have attempted to impose rights of way fees on providers that have been challenged as violating federal law. A number of FCC and judicial decisions have addressed the issues posed by the imposition of rights of way fees on CLECs and on video distributors. On August 1, 2019, the FCC adopted an order concluding, among other things, that its franchising rules and findings fully apply to state-level franchising actions and regulations, and limiting the ability of franchising authorities to impose franchise fees and to regulate non-cable services. In May 2021, a federal appeals court largely upheld that decision, reversing only a discrete issue pertaining to the calculation of franchise fees. We cannot predict how the FCC’s rulings concerning franchising will impact our business.

The local franchising authorities can grant franchises to competitors who may build networks in our market areas. Recent FCC decisions facilitate competitive video entry by limiting the actions that local franchising authorities may take when reviewing applications by new competitors and lessen some of the burdens that can be imposed upon incumbent cable operators with which we ourselves compete. Local franchising authorities have the ability to impose regulatory constraints or requirements on our business, including those that could materially increase our expenses. In the past, local franchising authorities have imposed regulatory constraints on the construction of our network either by local ordinance or as part of the process of granting or renewing a franchise. They have also imposed requirements on the level of customer service that we provide, as well as other requirements. The local franchising authorities in our markets may also impose regulatory constraints or requirements that may be found to be consistent with applicable law, but which could increase the cost of operating our business.

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

We are subject to a variety of laws and regulations at the federal, state, and local jurisdictions in which we operate. Specifically, we are subject to regulation of our video services relating to equipment, technologies, programming, levels and types of services, taxes and other charges. The current telecommunications and cable legislation and regulations are complex and in many areas set forth policy objectives to be implemented by regulation at the federal, state and local levels.

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

On October 1, 2019, a federal appeals court upheld most of the FCC’s decision, but it directed the agency to give further consideration to several issues and reversed the FCC’s blanket preemption of state rules, holding that such state laws could only be prohibited on a case-by-case basis, and only when they conflict with state or federal policy.  No party appealed that decision.  On October 27, 2020, the FCC adopted a decision reaffirming other aspects of its earlier decision. In the meantime, several states adopted net neutrality requirements of their own. In April 2024, the FCC again reversed course and reclassified broadband as a telecommunications service subject to common carrier regulation under Title II of the Communications Act, reinstituted so-called “open Internet” conduct rules, and adopted a “general conduct standard” prohibiting other types of purportedly unreasonably discriminatory conduct.  This action was challenged in a federal appeals court, which has stayed the FCC’s April 2024 order meaning that broadband is currently regulated as an information service until the court rules on the merits of the appeal.   We cannot predict with any certainty the timing or outcome of the court decision or how Congress, the FCC or states may react to the outcome of that decision.

In addition, on November 17, 2022, the FCC released a decision requiring broadband service providers to display, at the point of sale, labels that disclose certain information about broadband prices, introductory rates, data allowances, broadband speeds, and latency. Providers must also include links to information about their network management practices, and privacy policies. These rules went into effect in April 2024. The FCC is currently seeking comments on issues related to disclosing such additional information.  We cannot predict which of the proposed rules will take effect or their future impact on our business.

In November 2023, the FCC adopted rules prohibiting policies or practices, not justified by genuine issues of technical or economic feasibility, that differentially impact consumers’ access to broadband Internet access service based on income level, race, ethnicity, color, religion or national origin, or are intended to have such differential impact. The FCC also is seeking comment on whether broadband providers should be required to annually submit to the FCC information about large broadband projects or whether providers should be required to establish mandatory internal compliance programs.  The rules went into effect in March 2024 and are currently the subject of a challenge in a federal court of appeals. We cannot predict how that court challenge will be resolved, how the FCC’s rules will be interpreted and enforced or how the rules might impact us or how the FCC’s rules will continue to evolve.

Regulation may limit our ability to make required investments or adopt business models that are necessary to continue to provide robust high-speed data service.

The rising popularity of bandwidth intensive Internet based services increases the demand for, and usage of, our high speed data service. Examples of such services include the delivery of content via streaming technology and by download, peer to peer file sharing services and gaming services. We need flexibility to develop pricing and business models that will allow us to respond to changing consumer uses and demands and, if necessary, to invest more capital than currently expected to increase the bandwidth capacity of our systems. Our ability to do so could be restricted by legislative or regulatory efforts associated with “net neutrality” or other regulations affecting pricing.

Rate regulation could materially adversely impact our operations, business, financial results or financial condition.

Under current FCC rules, rates for basic service tier (“BST”) video service and associated equipment may be regulated where there is no effective competition. Under current FCC rules, cable operators are presumed to be subject to effective competition. In all of the communities we serve, we are not subject to BST video rate regulation, either because the local franchising authority has not asked the FCC for permission to regulate rates due to the lack of effective competition or because of the presumed presence of effective competition. Except for telephony services provided by our operating companies that are ILECs (which are subject to certain rate regulations), there is currently no rate regulation for our other services, including high speed data and non ILEC telephony services. It is possible, however, that the FCC or Congress will adopt more extensive rate regulation for our video services or regulate the rates of other services, such as high speed data, business data (or special access) services and telephony services, which could impede our ability to raise rates, or require rate reductions, and therefore could adversely affect our operations, business, financial condition or results of operations.

Our business may be adversely affected by the application of certain regulatory obligations governing the intellectual property rights of third parties or if we cannot continue to license or enforce the intellectual property rights on which our business depends.

We rely on patent, copyright, trademark and trade secret laws and licenses that are proprietary to our business, as well as our key vendors, along with other agreements with our employees, customers, suppliers and other parties, to establish and maintain our intellectual property rights in technology and the products and services used in our operations. However, any of our intellectual property rights could be challenged or invalidated, or such intellectual property rights may not be sufficient to permit us to take advantage of current industry trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product or service offerings or other competitive harm. Claims of intellectual property infringement by third parties under applicable agreements, laws and regulations (including the Digital Millennium Copyright Act of 1998) could require us to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question, which could require us to change our business practices or offerings and limit our ability to compete effectively. Even claims without merit can be time consuming and costly to defend and may divert management’s attention and resources away from our business. Also, because of the rapid pace of technological change, we rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses from these third parties on reasonable terms, if at all.

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

As a provider of high speed data, video and telephony services, we are subject to an array of privacy related laws and regulations that are constantly evolving and can be subject to significant change. In the course of providing service, we collect certain information about our subscribers and their use of our services. Our collection and use of personally identifiable information about our subscribers is subject to a variety of federal and state privacy requirements, including those imposed specifically on cable operators by Section 631 of the Communications Act. That section generally restricts the nonconsensual collection and disclosure to third parties of cable customers’ personally identifiable information by cable operators, subject to certain specified exceptions. Several states and numerous local jurisdictions have enacted privacy laws or franchise privacy provisions that apply to cable services.

Section 222 of the Communications Act also governs our use of customer proprietary network information (“CPNI”) related to our telecommunications services. In addition, FCC regulations apply to our use, disclosure, and protection of CPNI associated with our telecommunications and VoIP telephone service. The FCC’s April 2024 Order reclassifying broadband Internet access as a telecommunications service would apply Section 222, but not the FCC’s regulations implementing Section 222, to broadband services.  As noted above, that order has been stayed by a federal court of appeals.  We cannot predict the outcome of that appeal or any additional action the FCC may take once that appeal is resolved.  As we continue to provide interactive and other advanced services, additional privacy considerations may arise. Privacy continues to be a major focus of Congress, the Federal Trade Commission, the FCC, the U.S. Department of Commerce, and the states. Additional laws, regulations, or advisory guidelines could affect our ability to use and share customer information under various additional circumstances or generally increase our operating expenses.

We are also subject to state and federal regulations and laws regarding information security. Most of these regulations and laws apply to customer information that could be used to commit identity theft. Nearly all U.S. states and the District of Columbia have enacted some form of security breach notification laws. These laws generally require that we give notice to customers whose personal account information has been disclosed because of a security breach. The Communications Act and FCC rules also impose breach notification and information security requirements, which may require that we give notice to customers of breaches in some circumstances where notice would not be required by state law. In December 2023, the FCC adopted an order revising its data breach notification rules to require reporting for both intentional and unintentional unauthorized disclosures of data, including data that constitutes “personally identifiable information,” even if that data does not constitute CPNI.  These rules will likely go into effect in 2025, but are currently subject to a legal challenge in a federal court of appeals.  We cannot predict the timing or outcome of that legal challenge or how the FCC may react to the court’s decision.  Our efforts to protect customer information may be unsuccessful due to the actions of third parties, technical malfunctions, employee error, employee malfeasance, cyber-criminals, state-sponsored espionage or cyberwarfare, or other factors. If any of these events occur, the confidentiality, integrity, or accessibility of our customers’ information could be compromised, and could subsequently be used, accessed or disclosed improperly.

Claims resulting from actual or purported violations of these or other federal or state privacy laws could impact our business. Adverse rulings in privacy related litigation or regulatory proceedings could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Moreover, because many of these privacy and data security laws are relatively new, there is not a robust body of case law to suggest how courts may interpret compliance or assess fines. Finally, any actual or purported incidents involving unauthorized access to or improper use of the information of our customers could damage our reputation and our brand and diminish our competitive position.

Regulation of the set-top box market could materially and adversely impact our operations and impose additional costs on us.

The FCC has adopted regulations to permit consumers to connect televisions and other consumer electronics equipment through a separate security device directly to digital cable television systems to enable receipt of one way digital programming without requiring a set top box. Additional FCC regulations promote the manufacture of plug and play TV sets and other equipment that can connect directly to a cable system through these separate security devices, although the FCC over time has eliminated some of these rules. Although we generally require less up front capital when our customers buy and self install their own set top boxes, these regulations could impose substantial costs on us and impair our ability to innovate.

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

We operate in locations throughout the United States and, as a result, are subject to the tax laws and regulations of federal, state and local governments. From time to time, various legislative and/or administrative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. As a result of state and local budget shortfalls, certain states and localities have imposed or are considering imposing new or additional taxes or fees on our services or changing the methodologies or base on which certain fees and taxes are computed. Such potential changes include additional taxes or fees on our services which could impact our customers, and combined reporting and other changes to general business taxes, central/unit level assessment of property taxes and other matters, which could increase our income, franchise, sales, use and/or property tax liabilities.

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

The FCC has promulgated regulations covering many aspects of cable television operations. Failure to comply with those regulations could lead the FCC to impose on us monetary fines, cease and desist orders and/or other administrative sanctions. The cable franchises that our systems operate under, which are issued by states, cities, counties or other political subdivisions, may contain similar enforcement mechanisms in the event of any failure to comply with the terms of those franchises.

The FCC also has promulgated regulations covering the interstate aspects and the regulated telecommunications earnings and VoIP services of our ILEC and CLEC operations. Our local and intrastate products and services and the regulated earnings are subject to regulation by state PSCs. Failure to comply with these regulations could lead the FCC or state PSCs to impose on us monetary fines, cease and desist orders and/or other administrative sanctions. These fines, cease and desist order and/or other administrative sanctions may adversely affect our operations, business, financial condition or results of operations.

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

Our ability to make scheduled payments on our anticipated debt obligations will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors beyond our control. We might not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.  In addition, certain of our indebtedness under our Second Out Revolving Credit Facility matures in December of 2026.  If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. We expect that the agreements governing our indebtedness could restrict our ability to dispose of assets and use the proceeds from those dispositions and could also restrict our ability to raise debt capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could have a material adverse effect on our operations, business, financial condition or results of operations.

Risks Relating to Our Common Stock

A significant portion of our common stock will continue to be held by Crestview, whose interests may differ from yours.

Crestview owns approximately 37% of our outstanding shares of common stock. Crestview may have interests that are different from or adverse to our other stockholders. For example, Crestview may support proposals and actions with which you may disagree or which are not in your interests or which adversely impact the value of our common stock. Crestview will be able to strongly influence or effectively control our decisions requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions and, through our Board of Directors, the ability to control decision making with respect to our business direction and policies. This control could have the effect of delaying or preventing a change of control in us or changes in management and could also make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

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

General Risk Factors

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

From time to time we may need to access the long term and short term capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including our financial performance, our credit ratings or absence of a credit rating, the liquidity of the overall capital markets and the state of the economy. There can be no assurance that we will have access to the capital markets on terms acceptable to us.

Our reliance on third parties could adversely affect our operations, business, financial condition and results of operations.

We are susceptible to risks associated with the potential financial instability of the vendors and third parties on which we rely to provide products and services, or to which we delegate certain functions. Specifically, we depend on third party suppliers and licensors to supply some of the hardware, software and operational support necessary to provide our services. Some of these vendors represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If demand exceeds these vendors’ capacity, they experience operating or financial difficulties, they significantly increase the amount we pay for necessary products or services, or they cease production of any necessary product due to lack of demand, our ability to provide some services may be materially adversely affected.

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

We provide our services to areas in Alabama, Florida, Georgia, Michigan, South Carolina and Tennessee, which are in the Southeastern and Midwestern regions of the United States. Our success depends on the efficient and uninterrupted operation of our communications services. Our network is attached to poles and other structures in many of our service areas, and our ability to provide service depends on the availability of electric power. A tornado, hurricane, flood, mudslide, earthquake or other natural catastrophe in one of these areas, such as the hurricanes experienced by our Augusta, Georgia and Florida markets in 2024, could damage our network, interrupt our service and harm our business in the affected area. In addition, many of our markets are close together, and a single natural catastrophe could damage our network in more than one market.

We rely on network and information systems and other technology, and a disruption or failure of such networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, accidental releases of information or similar events, may disrupt our business.

As network and information systems and other technologies are critical to our operating activities, network or information system shutdowns caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, “cyber attacks,” denial of service attacks and other malicious activity pose increasing risks. Our network and information systems are also vulnerable to damage or interruption from power outages, terrorist attacks and other similar events which could have an adverse impact on us and our customers, including degradation of service, service disruption, excessive call volume to call centers and damage to our network, equipment, data and reputation. Similarly, the operations of our partners and other third parties with which we work are also susceptible to the same risks. The occurrence of such an event also could result in large expenditures necessary to repair or replace such networks or information systems or to protect them from similar events in the future. Significant incidents could result in a disruption of our operations, customer dissatisfaction or a loss of customers or revenues. To date, these events have not resulted in material impairment of any business operations.

Furthermore, our operating activities could be subject to risks caused by misappropriation, misuse, leakage, falsification and accidental release or loss of information maintained in our information technology systems and networks, including customer, personnel and vendor data. We could be exposed to significant costs if such risks were to materialize, and such events could damage the reputation and credibility of our business and have a negative impact on our revenue. We also could be required to expend significant capital and other resources to remedy any such security breach. As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information, information related risks are increasing, particularly for businesses like ours that handle a large amount of personal customer data.

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

In general, under Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its existing federal and state net operating losses and capital losses. Future changes in our stock ownership, some of which are outside of our control, could result in an additional ownership change under Section 382. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities, including for state tax purposes. The generation of NOLs subsequent to December 31, 2017 are subject to the Tax Cut and Jobs Act, which removes NOL expirations, but limits utilization against taxable income to 80%. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we return to profitability.

We have experienced net losses and may generate net losses in the future.

We experienced net losses in the past three years and may report net losses in the future. In general, these prior net losses have principally resulted from interest expense related to our indebtedness, depreciation and amortization expenses associated with capital expenditures related to expanding and upgrading of our broadband network, as well as impairment charges to certain intangible assets. If we report net losses in the future, these losses may limit our ability to attract needed financing, and to do so on favorable terms, as such losses may prevent some investors from investing in our securities.

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

We have an enterprise-wide information security program designed to identify, protect, detect, respond to and manage reasonably foreseeable cybersecurity risks and threats. To protect our information systems from cybersecurity threats, we use various security tools that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting, monitoring and next generation detection platforms, security automation orchestration and response, and protection platforms designed to stop initial malicious activity. We also maintain a third-party security program to identify, prioritize, assess, mitigate and remediate third party risks; however, we have a shared responsibility model with these third parties and require them to implement security programs commensurate with their risk. We cannot ensure that in all circumstances their efforts will be successful.

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

Holders of our Common Stock

As of December 31, 2024, there were 28 holders of record of WOW’s common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees. The transfer agent and registrar for our common stock is Equiniti Trust Company, LLC.

Dividend Policy

No dividends have been declared or paid on our shares of common stock. We currently intend to retain all available funds and any future earnings for use in operations of our business, and therefore we do not anticipate paying any cash dividend in the foreseeable future.

Performance Graph

The graph below shows the cumulative total return on WOW’s common stock for a 5-year period in comparison to the cumulative total return on the Standard & Poor’s 500 Index and a peer group consisting of the national cable operators that are most comparable to us in terms of size and nature of operations. The Company’s 2024 peer group consists of Comcast, Charter, Cable One, Inc and Altice USA, Inc. The results shown assume that $100 was invested on December 31, 2019. These indices are included for comparative purposes only and do not reflect whether it is management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, nor are they intended to forecast or be indicative of future performance of WOW’s common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
WideOpenWest, Inc.
S&P 500 - Total Return
Peer Group
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024

Recent Sales of Unregistered Securities

During the year ended 2024, there were no unregistered sales of securities of the registrant.

Issuer Purchases of Equity Securities

The following table presents WOW’s purchases of equity securities completed during the fourth quarter of 2024 (dollars in millions, except per share data).

				Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet be
	Total Number of Shares	Average Price	Purchased as Part of Publicly	Purchased Under the Plans
Period	Purchased (1)	Paid per Share	Announced Plans or Programs	or Programs (in millions)
October 1 - 31, 2024	1,572	$4.99	—	$—
November 1 - 30, 2024	559	$5.31	—	$—
December 1 - 31, 2024	1,687	$4.96	—	$—
Total	3,818		—
(1)	Represents shares withheld from employees for the payment of taxes upon the vesting of restricted stock awards for the months of October, November and December 2024, respectively.

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

Overview

We are one of the nation’s leading broadband providers offering an expansive portfolio of advanced services, including high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential customers and offer a full range of products and services to business customers. Our services are delivered across 18 markets via our efficient, advanced hybrid fiber-coax (“HFC”) and fiber to the home (“FTTH”) network. Our footprint covers certain suburban areas within the states of Alabama, Florida, Georgia, Michigan, South Carolina and Tennessee. At December 31, 2024, our broadband networks passed nearly 2.0 million homes and businesses and served 478,700 customers.

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

We continue to experience strong demand for our HSD service. For the years ended December 31, 2024 and 2023, the average percentage of HSD only new connections was approximately 93% and 89%, respectively.  However, there was a decline in customers purchasing higher speeds with approximately 71% of HSD only new connections purchasing 500MB or higher speeds during the year ended December 31, 2024, representing a decrease of 7% compared to the year ended December 31, 2023.

During 2024, WOW continued to focus on its market expansion strategy by building out its network in locations adjacent and nonadjacent to its existing network and bringing its state-of-the-art all IP fiber technology and award-winning customer service to those markets. As of 2024, WOW launched services in the communities of Altamonte Springs, Wekiwa Springs, Casselberry, Forest City, Longwood, Sanlando Springs, Lake Mary, Winter Springs, Sanford, Hernando Beach, Florida, Brighton, Michigan as well as Headland, Alabama, Mauldin, South Carolina, Spring Hill, Florida. As of December 31, 2024, we had widespread construction underway across Hernando County, Florida, Livingston, Genesee, and Oakland Counties in Michigan.

Key Transactions Impacting Operating Results and Financial Condition

Hurricane Helene

In late September 2024, Hurricane Helene impacted the southeastern United States, resulting in damage to our network infrastructure and widespread power outages and service disruptions for customers primarily in the Augusta, Georgia market.  As a result, we issued service outage credits to impacted customers totaling $1.7 million as of December 31, 2024.   During the year ended December 31, 2024, we received $1.5 million of business interruption insurance recoveries related to Hurricane Helen.

For several weeks after the storm, a portion of our workforce was dedicated to restoring services to our customers as quickly as possible. As of December 31, 2024, all network infrastructure was restored and customers were back online and operational.  Of the damage sustained, the Company recorded a $2.4 million loss on the write-down of fixed assets as of December 31, 2024.  As of December 31, 2024, we incurred capital expenditures related to restoration of the network of approximately $14.0 million.

Hurricane Milton

In October 2024, the Company’s network infrastructure in the Pinellas, Florida market sustained damage related to Hurricane Milton.  As a result, we issued service outage credits to impacted customers totaling $0.8 million for the period ended December 31, 2024.  In addition, we recorded a $0.2 million loss related to the write-down of damaged fixed assets  and incurred capital expenditures related to restoration of the network of approximately $1.5 million.  The Company has restored the network infrastructure and customers are back online and operational for the year ended December 31, 2024.

Priority Credit Agreement

On October 11, 2024, the Company entered into a new super-priority credit agreement (the “Priority Credit Agreement”) that provides for (i) a $200 million super-priority “first out” new money term loan, (ii) a super-senior “second out” term loan, and (iii) a super-senior “second out” revolving credit facility. Additionally, in November 2024, the Company entered into an amendment to the Priority Credit Agreement to reflect the exchange of $250 million of revolving commitments into the super-senior second out revolving credit facility. As a result, the Company has no further obligations under the 2021 Credit Agreement, and the 2021 Credit Agreement and all related loan documents have been terminated. See Note 9- Long-Term Debt and Finance Lease Obligations.

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

Crestview Investment

A significant block of the Company’s outstanding shares are held by affiliates of Crestview Partners, LLC (“Crestview”), a private equity firm based in New York. As of December 31, 2024, approximately 37% of our outstanding common shares were held by Crestview.  On May 2, 2024, various entities of Crestview Partners and  DigitalBridge Investments, LLC submitted an unsolicited non-binding preliminary acquisition proposal.

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

Property, Plant and Equipment

Carrying Value. The net carrying value of our property, plant and equipment was $831.2 million and $830.4 million, representing approximately 55% of our total assets at December 31, 2024 and 2023.

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

Impairment of Property, Plant and Equipment. Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. No impairments of long-lived assets were recorded for the years ended December 31, 2024, 2023 and 2022.

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

Franchise Operating Rights. The net carrying value of our franchise operating rights was $278.3 million for the years ended December 31, 2024 and 2023, representing approximately 18% of total assets, for both years. See Note 6 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for further discussion of how we value and evaluate franchise operating rights for impairment.

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

We evaluate the recoverability of our franchise operating rights at least annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. As a result of the 2024 analysis, we identified ten franchise operating rights assets in which the fair value was less than the carrying value and recognized an impairment charge equal to the difference. We recognized impairment charges nil, $306.8 million, and $35.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Goodwill. The net carrying value of goodwill was $225.1 million for both years ended December 31, 2024 and 2023, representing approximately 15% of total assets for both years. See Note 6 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for further discussion of how we value and evaluate goodwill for impairment.

Similar to franchise operating rights, we evaluate the recoverability of our goodwill annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. No such impairment charges were recognized for the years ended December 31, 2024, 2023 and 2022 as the result of the annual impairment test indicated the fair value of our goodwill exceeded the carrying value.

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

Homes Passed and Subscribers

We report homes passed as the number of serviceable addresses, such as single residence homes, apartments and condominium units, and businesses passed by our broadband network and listed in our database. We report total subscribers as the number of subscribers who receive at least one of our HSD, Video or Telephony services, without regard to which or how many services they subscribe. We define each of the individual HSD subscribers, Video subscribers and Telephony subscribers as a revenue generating unit (“RGU”). The following table summarizes homes passed, total subscribers and total RGUs for our services as of each respective date:

	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2023	2024	2024	2024	2024
Homes passed	1,932,200	1,948,500	1,956,700	1,952,200	1,962,100
Total subscribers	504,100	500,700	495,200	490,500	478,700
HSD RGUs	490,100	489,700	485,000	480,600	470,400
Video RGUs	90,800	79,300	71,600	66,300	60,600
Telephony RGUs	79,500	77,700	75,700	73,700	71,600
Total RGUs	660,400	646,700	632,300	620,600	602,600

The following table displays the homes passed and subscribers related to the Company’s market expansion activities, which includes edge-outs and Greenfield expansion:

	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2023	2024	2024	2024	2024
Homes passed	129,600	147,700	156,600	158,300	169,900
Total subscribers	28,100	32,200	35,800	38,100	40,000
HSD RGUs	27,900	31,900	35,600	37,800	39,800
Video RGUs	7,100	7,200	7,300	7,400	7,400
Telephony RGUs	3,800	4,200	4,600	4,800	5,000
Total RGUs	38,800	43,300	47,500	50,000	52,200

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

Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our broadband networks were 92% and 93% of total revenue for the years ended December 31, 2024 and 2023, respectively. The remaining percentage of total revenue represents non-subscription revenue primarily from other business services, late fees, advertising placement and line assurance warranty services.

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

We control our costs of operations by maintaining strict controls on expenditures. More specifically, we are focused on managing our cost structure by improving workforce productivity, increasing the effectiveness of our purchasing activities and maintaining discipline in customer acquisition. We expect programming expenses to continue to increase per Video subscriber due to a variety of factors, including increased demands by owners of some broadcast stations for carriage of other services or payments to those broadcasters for retransmission consent and annual increases imposed by programmers with additional selling power as a result of media consolidation. We have not been able to fully pass these increases on to our customers without the loss of customers, nor do we expect to be able to do so in the future.  However, we expected our aggregate programming expenses to continue to decrease, as our customer base continues to shift to HSD-only services.

Results of Operations

The following table summarizes our results for the year ended December 31, 2024 compared to the year ended December 31, 2023:

	Year ended
	December 31,
	2024	2023

	(in millions)
Revenue	$630.9	$686.7
Costs and expenses:
Operating (excluding depreciation and amortization)	256.8	301.0
Selling, general and administrative	155.0	200.4
Depreciation and amortization	212.6	193.5
Impairment losses on intangibles	—	306.8
	624.4	1,001.7
Income (loss) from operations	6.5	(315.0)
Other income (expense):
Interest expense	(88.6)	(71.1)
Loss on extinguishment of debt	(1.0)	—
Other income, net	1.0	2.3
Loss before provision for income tax	(82.1)	(383.8)
Income tax benefit	23.3	96.1
Net loss	$(58.8)	$(287.7)

Revenue

Total revenue decreased $55.8 million, or 8%, during the year ended December 31, 2024 compared to the year ended December 31, 2023.

	Year ended
	December 31,
	2024	2023

	(in millions)
Residential subscription	$469.3	$523.2
Business services subscription	112.5	112.4
Total subscription	581.8	635.6
Other business services	19.6	21.0
Other	29.5	30.1
Total revenue	$630.9	$686.7

Subscription Revenue

Total subscription revenue decreased $53.8 million, or 8%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was the result of a $49.6 million shift in service offering mix primarily driven by the reduction in Video and HSD RGUs, and a $25.5 million decrease in volume across all services. The decrease was partially offset by a $21.3 million increase in average revenue per unit (“ARPU”), inclusive of $2.5 million of revenue credits issued for Hurricanes Helene and Milton, and rate increases issued for Video services and, to a lesser extent, HSD services, during 2024.  ARPU is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period.

Other Business Services

Other business services revenue decreased $1.4 million, or 7%, during the year ended December 31, 2024 compared to year ended December 31, 2023. The decrease was primarily due to decreases in data center revenue.

Other

Other revenue decreased $0.6 million, or 2%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease is primarily due to decreases in shopping, line assurance, and advertising, partially offset by increases in streaming partner revenue.

Operating Expenses (Excluding Depreciation and Amortization)

Operating expenses (excluding depreciation and amortization) decreased $44.2 million, or 15%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decreases are primarily driven by reduction in direct operating expenses, specifically programming expenses of $35.4 million, which aligns with the reduction in Video RGUs between periods, increases in capitalizable activity, as well as decreases in bad debt expenses, call center costs, and stock compensation, partially offset by increases in compensation related expenses.  We expect the reduction in Video RGUs and associated decrease in programming expenses to continue as our customer base shifts towards HSD only.

Incremental Contribution

Incremental contribution is defined as subscription services revenue less costs directly incurred from third parties in connection with the provision of such services to our customers (service direct expense). Incremental contribution decreased $20.0 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease is primarily related to decreases in HSD and Video subscribers.  Incremental contribution is a non-GAAP measure, see “Use of Incremental Contribution” below for further information.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $45.4 million, or 23%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease is primarily attributable to a $43.5 decrease in the patent litigation expense net of $3.8 refund from an indemnification claim related to this matter, in addition to decrease in  marketing expenses and stock compensation.  The decreases are partially offset by increases in legal and professional fees primarily related to the negotiation and execution of our Priority Credit Agreement signed in the fourth quarter of 2024.  The Company also received $1.5 million of business interruption proceeds in the fourth quarter of 2024 related to the hurricane damage in the period which are recorded as an offset to selling, general and administrative expenses.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $19.1 million, or 10%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase is primarily attributable to increases of equipment placed into service as we continue to expand our network and replace the damaged infrastructure as a result of Hurricanes Helene and Milton. Included in depreciation and amortization expenses is the loss of $2.6 million related to the write-down of the assets damaged as a result of Hurricanes Helene and Milton.

Impairment Losses on Intangibles

The Company recognized a non-cash impairment charge related to its franchise operating rights of nil and $306.8 million for the years ended December 31, 2024 and 2023, respectively. The total impairment charge for the year ended December 31, 2023 was recognized as a result of interim impairment assessments completed during the second, third and fourth quarters that each resulted in a non-cash impairment charge. The charges were primarily due to declining cash flows and an increase in the discount rate, combined with the decline in the Company’s common stock price. See Note 6 – Franchise Operating Rights & Goodwill for discussion of non-cash impairment charges for the years ended December 31, 2024 and 2023.

Interest Expense

Interest expense increased $17.5 million, or 25%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase is primarily driven by a higher debt balance during the year ended December 31, 2024 as compared to the year ended December 31, 2023. During the fourth quarter of 2024, the Company entered into a new Priority Credit Agreement, which increased the debt balance and has a higher effective interest rate than the previous agreement. The Company entered into five interest rate derivative instruments during the first quarter of 2024, of which the change in the fair value is presented in interest expense each period.

Loss on extinguishment of debt

During the fourth quarter of 2024, the Company entered into a new Priority Credit Agreement resulting in a $1.0 million loss on extinguishment of debt in connection with the related refinancing of our revolving credit facility.

Other Income, net

Other income decreased $1.3 million, or 57%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease is primarily due to the expiration of services provided as part of the transition services agreements under which the Company was providing post-transaction continuity of service to the two different buyers of our sold service areas during the transition periods. The agreements with both buyers ended in 2023.

Income Tax Benefit

We reported total income tax benefit of $23.3 million and $96.1 million for the years ended December 31, 2024 and 2023, respectively. The change is primarily related to decreased income caused by impairment charges on intangibles in fiscal year 2023.

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

The following table provides a reconciliation of incremental contribution to income from operations, which is the most directly comparable GAAP measure, for the periods presented:

	Year ended
	December 31,
	2024	2023

	(in millions)
Income (loss) from operations	$6.5	$(315.0)
Revenue (excluding subscription revenue)	(49.1)	(51.1)
Other non-allocated operating expense (excluding depreciation and amortization)	150.3	160.7
Selling, general and administrative	155.0	200.4
Depreciation and amortization	212.6	193.5
Impairment losses on intangibles	—	306.8
Incremental contribution	$475.3	$495.3

Previously Disclosed Results of Operations

For a complete narrative of our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023.

Liquidity and Capital Resources

Overview

Our primary funding requirements are for our ongoing operations, capital expenditures, outstanding debt obligations, including lease agreements, and strategic investments. At December 31, 2024, the principal amount of our outstanding consolidated debt aggregated to $1,017.4 million, of which $20.0 million is classified as current in our consolidated balance sheet as of such date. As of December 31, 2024, we had borrowing capacity of $150.7 million under our Revolving Credit Facility.  During the fourth quarter of 2024, the Company and its wholly-owned subsidiary, WideOpenWest Finance, LLC, entered into a new superpriority credit agreement with the lenders from time to time party thereto, and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent (the “Priority Credit Agreement”). The Priority Credit Agreement provides for (i) a $200.0 million superpriority “first out” new money term loan (the “First Out TL”), (ii) a supersenior “second out” term loan (the “Second Out TL”) and (iii) a supersenior “second out” revolving credit facility (the “Second Out RCF” and together with the First Out TL and Second Out TL, the “Supersenior Facility”). The Supersenior Facility provided that to the extent that the Company’s revolving lenders under the Company’s existing credit agreement with, among others, the lenders from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and an issuing bank (the “2021 Credit Agreement”), agree to provide covenant relief with respect to the springing leverage ratio under the 2021 Credit Agreement, such revolving lenders would be entitled to exchange their revolving commitments thereunder at par into the Second Out RCF. As of November 1, 2024, each of the Company’s existing revolving lenders elected to exchange their revolving commitments into the Second Out RCF and, accordingly, on November 6, 2024, the Company, Wilmington Savings Fund Society, FSB and the lenders party thereto entered into an amendment to the Priority Credit Agreement to reflect the exchange of $250.0 million of revolving commitments into the Second Out RCF.  As a result, the Company has no further obligations under the 2021 Credit Agreement, and the 2021 Credit Agreement and all related loan documents have been terminated.

We are required to prepay principal amounts if we generate excess cash flow, as defined in the Priority Credit Agreement. As of December 31, 2024, we had $38.8 million of cash and cash equivalents. We believe that our existing cash balances, available borrowing capacity under our Revolving Credit Facility, and operating cash flows will provide sufficient resources to fund our obligations and anticipated liquidity requirements over the next 12 months.

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

Contractual Obligations

We have obligations to make future payments for goods and services under certain contractual arrangements. These contractual obligations secure the future rights to various assets and services to be used in the normal course of our operations. In accordance with GAAP, the future rights and obligations pertaining to firm commitments, such as certain contractual purchase obligations, are not reflected as assets or liabilities in the accompanying consolidated balance sheets. The long term debt obligations are our principal payments on cash debt service obligations. Finance lease obligations are future lease payments on certain equipment and vehicles. Operating lease obligations are the future minimum rental payments required under the operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2024.

The following table summarizes certain of our obligations as of December 31, 2024 and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment due by period
	Total	2025	2026 - 2027	2028 - 2029	Thereafter

	(in millions)
Long term debt obligations(1)	$1,012.0	$9.1	$427.5	$575.4	$—
Finance lease obligations	27.2	11.6	13.3	1.8	0.5
Operating lease obligations(2)	25.6	5.8	8.8	6.6	4.4
Total	$1,064.8	$26.5	$449.6	$583.8	$4.9
(1)	Interest payments associated with our variable-rate debt have not been included in the table. Assuming that our $1,012.0 million of variable-rate Priority Credit Agreement as of December 31, 2024 is held to maturity, and utilizing interest rates in effect at December 31, 2024, our annual interest payments (including commitment fees and letter of credit fees) on variable rate super-senior credit agreement as of December 31, 2024 is anticipated to be approximately $90.4 million for fiscal year 2025, $170.4 million for fiscal years 2026-2027, and $77.9 million for the fiscal year 2028. Our Revolving Credit Facility matures in December 2026, our First Out TL matures in December 2028 (subject to a springing maturity of 91 days prior to the maturity of the revolving facility under the Priority Credit Agreement), and the Second Out TL matures in December 2028. The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of December 31, 2024.
(2)	In addition to the above operating lease obligations, we also rent utility poles used in our operations. Generally, pole rentals are cancellable on short notice, but we anticipate that such rentals will recur. Rent expense for pole rental attachments was approximately $7.2 million, $7.1 million and $5.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Operating, Investing, and Financing Activities

Operating Activities

Net cash provided by operating activities increased $28.6 million to $163.7 million for the year ended December 31, 2024 from $135.1 million for the year ended December 31, 2023. The increase is primarily due to $27.2 million in timing differences of our receivables and payables, combined with a $1.4 million increase in operating income.

Investing Activities

Net cash used in investing activities is $215.6 million for the year ended December 31, 2024 compared to $268.8 million for the year ended December 31, 2023. The change is primarily due to the decrease in capital expenditures related to the build out of our greenfield initiative, as we paused our expansion construction pending the additional liquidity provided by our Priority Credit Agreement.

We have ongoing capital expenditure requirements related to the maintenance, expansion and technological upgrades of our network infrastructure. Capital expenditures are funded primarily through a combination of cash on hand, cash flow from operations, and a portion of the funds received from the Priority Credit Agreement. Our capital expenditures were $215.8 million and $268.9 million for years ended December 31, 2024 and December 31, 2023, respectively. The $53.1 million decrease for the year ended December 31, 2024 compared to the year ended December 31, 2023 is primarily related to decreases in line extensions as the Company paused market expansion construction during the third quarter of 2024.

The following table sets forth additional information regarding our capital expenditures for the periods presented:

	Year ended
	December 31,
	2024	2023

	(in millions)
Capital Expenditures
Customer premise equipment(1)	$71.2	$65.7
Scalable infrastructure(2)	64.1	80.1
Support capital and other(3)	49.9	52.9
Line extensions(4)	30.6	70.2
Total	$215.8	$268.9
Capital expenditures included in total related to:
Greenfields(5)	$63.7	$105.0
Business services(6)	$13.5	$14.0
Edge-outs(7)	$7.4	$13.4
(1)	Customer premise equipment includes equipment and installation costs incurred to deliver services to residential and business services customers. CPE includes the costs of acquiring and installing our set-top boxes and modems, as well as the cost of customer connections to our network. Scalable infrastructure includes costs, not directly related to customer acquisition activity, to support new customer growth and provide service enhancements (e.g., headend equipment).
(2)	Scalable infrastructure includes costs, not directly related to customer acquisition activity, to support new customer growth and provide service enhancements (e.g., headend equipment).
(3)	Support capital and other includes costs to modify or replace existing HFC network, including enhancements, and all other costs to support day-to-day operations, including land, buildings, vehicles, office equipment, tools and test equipment.
(4)	Line extensions include costs associated with new home development within our footprint and edge-outs (e.g., fiber / coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(5)	Greenfields represent costs associated with building our fiber technology network in locations non-adjacent to our existing network.
(6)	Business services represent costs associated with the build-out of our network to support business services customers, including the associated CPE.
(7)	Edge-outs represent costs to extend our network into new adjacent service areas, including the associated CPE.

Financing Activities

Net cash provided by financing activities was $67.3 million for the year ended December 31, 2024 compared to $126.1 million for the year ended December 31, 2023. The decrease is primarily attributable to an increase in debt related payments of $147.3 million, partially offset by a $42.0 million increase in borrowings, both of which are associated with the new Priority Credit Agreement. Also offsetting the decrease is a reduction in stock repurchases of $44.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023.

New Accounting Pronouncements

See Part II-Item 8 Financial Statements and Supplementary Data, Note 2 – Summary of Significant Accounting Policies, “Recently Adopted Accounting Pronouncements” for a description of new accounting pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Priority Credit Agreement. As of December 31, 2024, borrowings under our Priority Credit Agreement consists of three tranches: (i) a first out term loan, which bears interest at SOFR plus 7.00%, (ii) a second out term loan, which bears interest at SOFR plus 3.00%, and (iii) a revolving credit facility which bears interest at SOFR plus 2.75%.  As of December 31, 2024 our Senior Secured Credit Facility is variable rate debt. A hypothetical 100 basis point (1%) change in SOFR interest rates (based on the interest rates in effect under our Priority Credit Agreement as of December 31, 2024) would result in an annual interest expense charge of up to approximately $5.1 million under our Priority Credit Agreement.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), as appropriate to allow for timely decisions regarding required disclosure.

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

Our management, with the participation of the Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2024. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were not effective due to the material weakness in internal controls internal control over financial reporting described below under the heading “Management’s Report on Internal Control over Financial Reporting”.

Notwithstanding this material weakness, our management has concluded that the consolidated financial statements included in this annual report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States.

Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting

As previously disclosed in Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2023 filed on September 4, 2024, management identified a material weakness that existed as of December 31, 2023. A material weakness, as defined in Exchange Act Rule 12b-2, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness was the result of management not designing and maintaining effective information technology general controls over certain systems that support the revenue recognition process for subscription services. Additionally, management did not design and maintain effective review controls over the completeness and accuracy of information produced by those systems. The material weakness did not result in a misstatement of the Company’s annual or interim consolidated financial statements

In response to the material weakness referred to above, with the oversight of the Audit Committee of our Board of Directors, management designed and implemented several new controls and enhanced existing controls in the third and fourth quarters of 2024. The new controls are designed to provide appropriate segregation of duties and monitoring over certain systems that support the revenue recognition process for subscription services, including enhancing change management technology for use in the field.  Additionally, the Company designed a new control and enhanced existing controls to provide assurance over the completeness and accuracy of information generated from these systems, which primarily involved additional service delivery reconciliation procedures.

We have completed the documentation and testing of the new and enhanced controls and based on the evidence obtained in validating the design and operating effectiveness of the implemented controls, in conjunction with the pre-existing controls in place, we have concluded that we have remediated the previously disclosed material weakness as of December, 31 2024.

Changes in Internal Control over Financial Reporting

For the quarter and year ended December 31, 2024, except as discussed above in “—Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting,” and the identification of the material weakness discussed in “Management’s Report on Internal Control over Financial Reporting” there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. Our management, under the supervision and with the participation of the Certifying Officers, assessed the effectiveness of the design and operation of our internal controls over financial reporting as of December 31, 2024, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024, as a result of the material weakness discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in internal control over financial reporting as management did not have sufficient documentation and evidence of review regarding certain inputs utilized in the Company’s annual impairment testing.

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

Shareholders and Board of Directors

WideOpenWest, Inc.

Englewood, Colorado

Opinion on Internal Control over Financial Reporting

We have audited WideOpenWest, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2024, and the related notes, (collectively referred to as the “consolidated financial statements”) and our report dated March 14, 2025 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness was identified regarding management’s failure to design and maintain controls over the sufficient documentation and evidence of review of certain inputs utilized in the Company’s annual impairment testing. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated March 14, 2025 on those consolidated financial statements.

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

/s/ BDO USA, P.C.

Charlotte, North Carolina

March 14, 2025

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2024, none of the Company's directors or Section 16 officers amended, adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2024.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), all of which is incorporated by reference: “Directors, Executive Officers and Corporate Governance,” “Certain Relationships and Related Party Transactions,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Compensation – Policy Prohibiting Hedging and Pledging of Company Stock.”

We have adopted a written General Code of Ethics (“General Code of Ethics”) which applies to all of our directors, officers and other employees, including our principal executive officer, principal financial officer and controller. In addition, we have adopted a written Code of Ethics for Executive Officers and Principal Accounting Personnel (“Senior Officer Code of Ethics”) which applies to our principal executive officer, principal financial officer, controller and other designated members of our management. Copies of each code are available on our corporate website www.wowway.com. We intend to promptly disclose on our website or in a Current Report on Form 8-K in the future (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the Senior Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and (ii) the nature of any waiver, including an implicit waiver, from a provision of the General Code of Ethics or the Senior Officer Code of Conduct that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver.

Item 11.  Executive Compensation

The information required by this item is set forth under the following captions in the 2025 Proxy Statement, all of which is incorporated by reference: “Executive Compensation,” “2024 Summary Compensation Table,” “Grants of Plan-Based Awards in 2024,” “Outstanding Equity Awards at 2024 Fiscal Year-End,” “Option Exercises and Equity Units Vested in 2024,” “Non-Qualified Deferred Compensation in 2024,” “Potential Payments Upon Termination or Change in Control,” “Change in Control and Severance Payments as of December 31, 2024,” “Chief Executive Officer Pay Ratio,”  “Compensation Committee Report”, and “Insider Trading Policies and Procedures.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the following captions in the 2025 Proxy Statement, all of which is incorporated by reference: “Ownership of Certain Beneficial Owners and Management” and “Directors, Executive Officers and Corporate Governance – Equity Compensation Plans.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the following captions in the 2025 Proxy Statement, all of which is incorporated by reference: “Directors, Executive Officers, and Corporate Governance – Director Independence” and “Certain Relationships and Related Party Transactions.”

Item 14.  Principal Accountant Fees and Services

The information required by this item is set forth under the caption “Proposals – Proposal Two—Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2025 Proxy Statement, which is incorporated by reference.

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

Shareholders and Board of Directors

WideOpenWest, Inc.

Englewood, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of WideOpenWest, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2025, expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Determining the Fair Value of Certain Franchise Operating Rights

As described in Notes 2 and 6 to the consolidated financial statements, the carrying amount of the Company’s franchise operating rights was $278.3 million as of December 31, 2024. The Company evaluates the recoverability of its franchise operating rights annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that it is more likely than not that the franchise operating rights’ carrying value exceeds its estimated fair value.

The Company estimates the fair value of each franchise operating right using the multi-period excess earnings method, including estimates and assumptions related to forecasted revenue growth rates, and the discount rate.

For certain franchise operating rights assessed for impairment, we identified the (i) forecasted revenue growth rates for high-speed data customers and (ii) the discount rate to be a critical audit matter. These assumptions required a high degree of auditor judgment and increased extent of effort when performing the audit procedures to evaluate the reasonableness of management’s forecasted high-speed data growth rates, and discount rate.

The primary procedures we performed to address this critical audit matter included:

●	Inquiring of management to understand the process for developing the forecasted high-speed data revenue growth rates and evaluating the consistency of the assumptions used with evidence obtained in other areas of the audit.
●	Evaluating the reasonableness of management’s forecasted revenue growth rates for high-speed data customers by comparing management’s estimate of forecasted revenue growth rates for high-speed data customers to (i) the trend of recent revenue growth rates within the respective market, (ii) the assumptions used to calculate the revenue growth rates and (iii) industry data.
●	Utilizing our valuation professionals to assist in evaluating the reasonableness of the Company’s discount rate by (i) testing the source information underlying the determination of the discount rate, (ii) testing the mathematical accuracy of the calculations; and (iii) developing a range of independent estimates and comparing those to the discount rate selected by management.

Accounting for the Super-priority Credit Agreement

As described in Note 9 to the consolidated financial statements, on October 11, 2024, the Company entered a new super-priority credit agreement (the “super-priority agreement”) that provided for (i) a super-priority first out term loan, which includes an incremental $200 million new-money commitment (“First Out Term Loan”), (ii) a super-senior second-out term loan (“Second Out Term Loan”), and (iii) a super-senior second-out revolving credit facility. As part of the transaction, substantially all of the Company’s existing lenders contributed new money and in addition, exchanged their existing term loans under the 2021 Credit Agreement into new First Out Term Loans and Second Out Term Loans pursuant to the terms of the super-priority agreement.

We identified the accounting for the First Out Term Loan and Second Out Term Loan (“loans”) as a critical audit matter due to the complexity involved in: (i) the structure of the lender base and its impact on the evaluation of whether the transaction resulted in a debt modification or extinguishment on a lender-by-lender basis, (ii) the evaluation of the accounting treatment for the costs and fees incurred as part of the transaction, and (iii) the identification of and accounting for features embedded in the loans that may require bifurcation from the loans. Auditing these components of the loans involved significant audit effort, including the involvement of professionals with specialized knowledge and skill in the related technical accounting guidance.

The primary procedures we performed to address this critical audit matter included:

●	Reviewing the terms of the super-priority agreement (and related letters) and evaluating management’s application of relevant technical accounting literature to the transaction, with assistance from personnel with specialized skills and knowledge in the applicable technical accounting guidance, to ensure accurate conclusions on the accounting for the loans.
●	Assessing management’s debt modification versus extinguishment analysis, including testing the mathematical accuracy of the calculations and the appropriateness of the inputs to the calculations.
●	Testing third-party and lender costs incurred with the transaction for existence, accuracy, proper classification, and accounting treatment.
●	Evaluating management’s identification of features embedded in the agreement and the analysis of each feature for potential bifurcation.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2012.

Charlotte, North Carolina

March 14, 2025

WideOpenWest, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2024	2023

	(in millions, except share data)
Assets
Current assets
Cash and cash equivalents	$38.8	$23.4
Accounts receivable—trade, net of allowance for credit losses of $3.3 and $6.7, respectively	32.0	38.8
Accounts receivable—other	2.1	9.5
Prepaid expenses and other	38.9	38.5
Total current assets	111.8	110.2
Right-of-use lease assets—operating	19.3	20.1
Property, plant and equipment, net	831.2	830.4
Franchise operating rights	278.3	278.3
Goodwill	225.1	225.1
Intangible assets subject to amortization, net	0.6	1.0
Other non-current assets	46.2	49.6
Total assets	$1,512.5	$1,514.7
Liabilities and stockholders’ equity
Current liabilities
Accounts payable—trade, net	$42.2	$59.5
Accrued interest	19.8	1.6
Current portion of long-term lease liability—operating	4.6	4.3
Accrued liabilities and other	72.8	60.0
Current portion of long-term debt and finance lease obligations	20.0	18.8
Current portion of unearned service revenue	23.8	25.4
Total current liabilities	183.2	169.6
Long-term debt and finance lease obligations, net of debt issuance costs —less current portion	997.4	915.7
Long-term lease liability—operating	16.9	18.0
Deferred income taxes, net	91.0	125.7
Other non-current liabilities	15.2	27.5
Total liabilities	1,303.7	1,256.5
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 100,219,835 and 98,594,629 issued as of December 31, 2024 and December 31, 2023, respectively; 84,810,418 and 83,557,786 outstanding as of December 31, 2024 and December 31, 2023, respectively	1.0	1.0
Additional paid-in capital	402.9	391.8
Retained earnings (accumulated deficit)	(38.5)	20.3
Treasury stock at cost, 15,409,417 and 15,036,843 shares as of December 31, 2024 and December 31, 2023, respectively	(156.6)	(154.9)
Total stockholders’ equity	208.8	258.2
Total liabilities and stockholders’ equity	$1,512.5	$1,514.7

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31,
	2024	2023	2022

	(in millions, except per share and share data)
Revenue	$630.9	$686.7	$704.9
Costs and expenses:
Operating (excluding depreciation and amortization)	256.8	301.0	327.0
Selling, general and administrative	155.0	200.4	165.4
Depreciation and amortization	212.6	193.5	178.2
Impairment losses on intangibles	—	306.8	35.0
	624.4	1,001.7	705.6
Income (loss) from operations	6.5	(315.0)	(0.7)
Other income (expense):
Interest expense	(88.6)	(71.1)	(38.7)
Loss on extinguishment of debt	(1.0)	—	—
Other income, net	1.0	2.3	16.6
Loss before provision for income tax	(82.1)	(383.8)	(22.8)
Income tax benefit	23.3	96.1	20.3
Net loss	$(58.8)	$(287.7)	$(2.5)

Basic and diluted loss per common share
Basic	$(0.72)	$(3.53)	$(0.03)
Diluted	$(0.72)	$(3.53)	$(0.03)
Weighted-average common shares outstanding
Basic	81,859,903	81,595,766	83,930,984
Diluted	81,859,903	81,595,766	83,930,984

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

						Total
		Common	Treasury	Additional	Retained Earnings	Stockholders'
	Common	Stock	Stock at	Paid-in	(Accumulated	Equity
	Stock	Par Value	Cost	Capital	Deficit)	(Deficit)

	(in millions, except share data)
Balances at January 1, 2022	87,392,088	$1.0	$(89.2)	$348.5	$310.5	$570.8
Stock-based compensation	—	—	—	26.2	—	26.2
Issuance of restricted stock, net	604,402	—	—	—	—	—
Purchase of shares	(1,578,757)	—	(19.4)	—	—	(19.4)
Net loss	—	—	—	—	(2.5)	(2.5)
Balances at December 31, 2022(1)	86,417,733	$1.0	$(108.6)	$374.7	$308.0	$575.1
Stock-based compensation	—	—	—	17.1	—	17.1
Issuance of restricted stock, net	1,764,317	—	—	—	—	—
Purchase of shares	(4,624,264)	—	(46.3)	—	—	(46.3)
Net loss	—	—	—	—	(287.7)	(287.7)
Balances at December 31, 2023(1)	83,557,786	$1.0	$(154.9)	$391.8	$20.3	$258.2
Stock-based compensation	—	—	—	11.1	—	11.1
Issuance of restricted stock, net	1,625,206	—	—	—	—	—
Purchase of shares	(372,574)	—	(1.7)	—	—	(1.7)
Net loss	—	—	—	—	(58.8)	(58.8)
Balances at December 31, 2024(1)	84,810,418	$1.0	$(156.6)	$402.9	$(38.5)	$208.8
(1)	Included in outstanding shares as of December 31, 2024, 2023 and 2022 are 2,713,818, 2,451,026 and 3,223,995, respectively, of non-vested shares of restricted stock awards granted to employees and directors.

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2024	2023	2022

	(in millions)
Cash flows from operating activities:
Net loss	$(58.8)	$(287.7)	$(2.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	210.0	193.1	179.3
Deferred income taxes	(34.7)	(99.6)	(32.2)
Provision for credit losses	9.5	12.7	6.0
Loss on sale of assets, net	—	0.3	—
Loss (gain) on sale of operating assets, net	2.6	0.4	(1.1)
Amortization of debt issuance costs and discount	2.4	1.7	1.7
Change in fair value of derivative instruments	2.9	—	—
Loss on debt extinguishment	1.0	—	—
Impairment losses on intangibles	—	306.8	35.0
Non-cash compensation	11.1	16.8	25.8
Other non-cash items	(0.3)	(0.2)	(0.1)
Changes in operating assets and liabilities:
Receivables and other operating assets	7.7	(15.0)	(14.3)
Payables and accruals	10.3	5.8	(163.8)
Net cash provided by operating activities	$163.7	$135.1	$33.8
Cash flows from investing activities:
Capital expenditures	$(215.8)	$(268.9)	$(167.2)
Other investing activities	0.2	0.1	1.4
Net cash used in investing activities	$(215.6)	$(268.8)	$(165.8)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$244.0	$202.0	$9.0
Payments on long-term debt and finance lease obligations	(169.0)	(29.6)	(19.8)
Reimbursement of finance lease payments	1.7	—	—
Payments of debt issuance costs	(7.9)	—	—
Purchase of shares	(1.5)	(46.3)	(19.4)
Net cash provided by (used in) financing activities	$67.3	$126.1	$(30.2)
Increase (decrease) in cash and cash equivalents	15.4	(7.6)	(162.2)
Cash and cash equivalents, beginning of period	23.4	31.0	193.2
Cash and cash equivalents, end of period	$38.8	$23.4	$31.0
Supplemental disclosures of cash flow information:
Cash paid during the periods for interest, net	$68.0	$67.5	$37.8
Cash received during the periods for interest rate swap	$3.3	$—	$—
Cash paid during the periods for income taxes	$8.4	$10.9	$147.5
Cash received during the periods for refunds of income taxes	$0.6	$5.0	$1.7
Insurance proceeds received for business interruption	$1.5	$—	$—
Indemnification proceeds received for patent litigation	$3.8	$—	$—
Non-cash investing and financing activities:
Excise tax payable	$0.2	$1.5	$—
Paid in kind debt fees	$8.0	$—	$—
Capital expenditures within accounts payable and accruals	$29.3	$42.6	$32.0

The accompanying notes are an integral part of these consolidated financial statements.

WideOpenWest, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

1. Organization and Basis of Presentation

Organization

WideOpenWest, Inc. (“WOW” or the “Company”) is a broadband provider offering a portfolio of services, including high-speed data ("HSD"), cable television ("Video"), and digital telephony ("Telephony") services to residential and business customers. The Company serves customers in 18 markets in the United States which consist of Detroit, Lansing and Livingston County, Michigan; Augusta, Columbus, Newnan and West Point, Georgia; Charleston and Greenville, South Carolina; Dothan, Auburn, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Panama City, Pinellas, Seminole County, and Hernando County, Florida.

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

Cash and Cash Equivalents

Cash equivalents represent short-term highly liquid investments consisting of money market funds that are carried at cost, which approximates fair value. The Company considers all short-term investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Provision for Credit Losses

The provision for credit losses and the allowance for credit losses are based on the aging of the individual receivables, historical trends and current and anticipated future economic conditions. The Company’s policy to reserve for potential bad debts is based on expected credit losses. The Company manages credit risk by disconnecting services to customers who are delinquent, generally after 100 days of delinquency. The individual receivables are written-off after all reasonable efforts to collect the funds have been made. Actual write-offs may differ from the amounts reserved. See Note 3 – Revenue from Contracts with Customers for a discussion of changes in the allowance for credit losses for the periods presented.

Prepaid Expenses and Other

Prepaid expenses and other primarily consists of short-term deferred contract costs, short-term deferred promotional costs, and prepaid software and insurance costs. Deferred contract costs and deferred promotional costs are recognized as operating expenses, selling, general, and administrative expense or deduction to revenue over the customer life. Other prepayments are recognized as operating expenses or selling, general, and administrative expense over the life of the underlying agreements.

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

Leasehold improvements are amortized over the shorter of the estimated useful lives or lease terms.

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

Franchise Operating Rights

The Company tests the franchise operating rights for impairment at least annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. The Company evaluates the franchise operating rights for impairment by comparing the carrying value of the intangible asset to its estimated fair value utilizing both quantitative and qualitative methods. Any excess of the carrying value over the fair value would be expensed as an impairment loss.

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

Goodwill

The Company tests goodwill for impairment at least annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that the asset might be impaired. The Company may first choose to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs a quantitative analysis. The Company may also choose to by-pass the qualitative assessment and proceed directly to the quantitative analysis.

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

Other Noncurrent Assets

Other noncurrent assets are comprised primarily of long-term deferred contract costs and long-term deferred promotional costs. These amounts are recognized as operating expenses, selling, general, and administrative expense or deduction to revenue over the customer life.

Fair Value of Financial Instruments

Carrying amounts reported in the consolidated balance sheets for cash and cash equivalents are carried at fair value. The carrying amounts reported in the consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to their short-term maturities. The fair value of long-term debt is based on dealer quotes considering current market rates for the Company’s credit facility. The ratio of the Company’s aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets. Debt fair value does not include debt issuance costs and discount.

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

An estimate of the obligations related to the restoration and removal provisions contained in the Company’s lease agreements has been made and recorded in other non-current liabilities in the consolidated balance sheet; however, the amount is not material.

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

The Company’s trade receivables are subject to credit risk, as customer deposits are generally not required. The Company’s credit risk is limited due to the large number of customers, individually small balances and short payment terms. The Company manages credit risk by screening applicants through the use of internal customer information and identification verification tools. If a customer account is delinquent, various measures are used to collect amounts owed, including termination of the customer’s service.

Costs and Expenses

The Company’s expenses consist of operating, selling, general and administrative expenses, depreciation and amortization expense and interest expense. Business interruption insurance proceeds are recorded as an offset to operating expense in the statements of operations.

Programming Costs

Programming is acquired for distribution to subscribers, generally pursuant to multi-year license agreements, with rates typically based on the number of subscribers that receive the programming. These programming costs are included in operating expenses in the month the programming is distributed.

Advertising Costs

The cost of advertising is expensed as incurred and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Advertising expense during the years ended December 31, 2024, 2023 and 2022 was $28.5 million, $36.6 million and $36.5 million, respectively.

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

Derivative Financial Instruments

The Company may use derivative financial instruments to manage its exposure to fluctuations in interest rates by entering into interest rate exchange agreements such as interest rate swaps. All derivatives, whether designated as a hedge or not, are required to be recorded on the consolidated balance sheet at fair value. If the derivative is designated as a hedge and is highly effective as a hedging instrument, recognition of changes in fair value depend on whether the derivative is used in a fair value hedge, in which changes are recognized in earnings, or cash flow hedge, in which changes are recognized in other comprehensive income. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. Refer to Note 10 – Derivative Instruments and Hedging Activities for a discussion of derivative related activities for the periods presented.

Stock-based Compensation

The Company’s stock-based compensation consists of equity based restricted stock awards with service, performance and market conditions. Restricted stock awards are measured at the grant date fair value and amortized to stock compensation expense over the requisite service period. The fair value of restricted stock awards with market conditions are measured utilizing Monte Carlo simulations. Awards with performance or market conditions will vest based on the Company’s achievement level relative to specific requirements. For all restricted stock awards, the Company accounts for forfeitures as they occur. Refer to Note 13 – Stock-Based Compensation for a discussion of the Company’s stock-based compensation for the periods presented.

Recently Issued Accounting Pronouncements

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In October 2023, FASB issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740), Improvement to Income Tax Disclosures.  ASU 2023-09 will require all entities to disclose more detailed information in their reconciliation of their statutory tax rate to their effective tax rate. This requires public business entities (“PBEs”) to include incremental detail in a numerical, tabular format, while all other entities will do so through enhanced qualitative disclosures. The ASU also requires entities to disclose more detailed information about income taxes paid, including by jurisdiction; pretax income (or loss) from continuing operations; and income tax expense (or benefit). The updated disclosure requirements are to be adopted for annual periods beginning after December 15, 2024.  The Company expects the adoption of the standard to result in additional disaggregation in the income tax footnote disclosures but does not anticipate adoption will have a material impact on its financial position, results of operations or cash flows.

ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40

In November 2024, FASB issued Accounting Standard Update (“ASU”) 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40).  ASU 2024-03 requires additional disclosure of expenses included in the income statements including purchase of inventory; employee compensation; depreciation; intangible asset amortization; depreciation, depletion, and amortization.  The new standard requires new disclosures with additional disaggregated information about expenses in the footnotes. The new pronouncement does not change or remove any existing presentation or disclosure requirements.  The amendments are to be adopted for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027.   The Company expects the adoption of the standard to result in additional disaggregation in the income statement and related disclosures but does not anticipate adoption will have a material impact on its financial position, results of operations or cash flows.

Recently Adopted Accounting Pronouncements

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvement to Reportable Segment Disclosures.  ASU 2023-07 requires PBEs  to disclose, on an annual and interim basis, significant segment expenses provided to the chief operating decision maker (“CODM”), including profit and loss; an amount for other segment items by reportable segment, including  a description of composition; annual disclosures about a reportable segment’s profit or loss.  ASU 2023-07 also provides that if a CODM uses more than one measure of a segment’s profit or loss, the PBE may report one or more of those additional measures and requires that a PBE disclose the title and position of the CODM. The updated disclosure requirements were adopted for annual period ending on December 31, 2024.

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

Bundled Subscription Services

The Company offers multiple subscription services as part of a bundled arrangement that may include a discount. When customers have entered into a bundled service arrangement, the total transaction price for the bundled arrangement is allocated between the separate services included in the bundle based on their relative stand-alone selling prices. The allocation of the transaction price in bundled services requires judgment, particularly in determining the stand-alone selling prices for the separate services included in the bundle. The stand-alone selling price for the majority of services are determined based on the prices at which the Company separately sells the service. For services sold on an infrequent basis and for a wide range of prices, the Company estimates stand-alone selling prices using the adjusted market assessment approach, which considers the prices of competitors for similar services.

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

Government Assistance

The Company receives government assistance in the form of cash from multiple funds distributed by the National Exchange Carrier Association. Certain of the funds received are recorded as revenue upon receipt in the consolidated statements of operations. Whereas assistance received from other funds, specifically the Connect America Fund Broadband Loop Support (“CAF BLS”) has certain network construction requirements which are accounted for by utilizing the capital approach under a grant model by analogy in accordance with International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”).

The Company receives government assistance from the CAF BLS for certain network build-out construction projects. The Company accounts for the assistance received as a reduction to property, plant and equipment, as the primary conditions for receipt of these grants are to build-out the broadband network. If the assistance received is greater than the cost of the asset constructed, the excess is recognized as revenue upon completion of the project build-out. For the years ended December 31, 2024, 2023 and 2022, the Company recognized $2.1 million, $2.3 million and $3.4 million, respectively, in HSD residential subscription revenue related to excess funding received over the cost of construction for network build-out projects completed. The Company will continue to receive funding related to these programs through December 31, 2028 and will continue to recognize this funding as revenue.  The build-out obligations [required for the receipt of these grants] were completed and accepted as of December 31, 2022.

Revenue by Service Offering

The following table presents revenue by service offering:

	Year ended December 31,
	2024	2023	2022

	(in millions)
Residential subscription
HSD(1)	$345.3	$355.2	$339.9
Video	106.4	146.3	173.5
Telephony	17.6	21.7	24.3
Total Residential subscription	$469.3	$523.2	$537.7
Business subscription
HSD	$78.3	$75.2	$72.2
Video	9.8	11.3	11.7
Telephony	24.4	25.9	27.1
Total business subscription	$112.5	$112.4	$111.0
Total subscription services revenue(2)	581.8	635.6	648.7
Other business services revenue(3)	19.6	21.0	21.2
Other revenue	29.5	30.1	35.0
Total revenue	$630.9	$686.7	$704.9
(1)	Includes revenue recognized of $2.1 million, $2.3 million and $3.4 million related to the CAF BLS for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)	Includes $2.5 million of customer credits for the markets impacted by Hurricanes Helene and Milton during the year ended December 31, 2024.
(3)	Includes wholesale and colocation lease revenue of $18.8 million, $19.4 million, and $19.1 million for the years ended December 31, 2024, 2023, and 2022, respectively, a portion of which is recognized under ASC 842.

Promotional Costs

The Company recognizes upfront promotional gift cards given to customers as a deferred promotional cost. Promotional costs are amortized over the estimated customer life, which generally ranges from three to four years for residential customers. The current portion and the non-current portion of promotional costs are included in prepaid expenses and other and other non-current assets, respectively, in the Company’s consolidated balance sheets. Amortization of promotional costs is recognized as contra revenue in the Company’s consolidated statements of operations.

The following table summarizes the activity of promotional costs:

	Year ended December 31,
	2024	2023	2022

	(in millions)
Balance at beginning of period	$20.4	$18.0	$9.5
Deferral	4.7	9.8	13.3
Amortization	(8.9)	(7.4)	(4.8)
Balance at end of period	$16.2	$20.4	$18.0

The following table presents the current and non-current portion of promotional costs for the periods presented:

	December 31, 2024	December 31, 2023

	(in millions)
Current promotional costs	$8.0	$8.0
Non-current promotional costs	8.2	12.4
Total promotional costs	$16.2	$20.4

Costs of Obtaining Contracts with Customers

The Company recognizes an asset for incremental costs of obtaining contracts with customers when it expects to recover those costs. Costs which would be incurred regardless of whether a contract is obtained are expensed as they are incurred.  Costs of obtaining contracts with customers are amortized over the estimated customer life, which generally ranges from three to four years for residential customers and five to six years for business customers.  The current portion and the non-current portion of costs of contract assets are included in prepaid expenses and other and other noncurrent assets, respectively, in the Company’s consolidated balance sheets. Amortization of costs of obtaining contracts with customers is included in selling, general and administrative expense in the Company’s consolidated statements of operations.

The following table summarizes the activity of costs of obtaining contracts with customers:

	Year ended December 31,
	2024	2023	2022

	(in millions)
Balance at beginning of period	$42.4	$39.5	$37.3
Deferral	17.3	19.2	16.6
Amortization	(17.1)	(16.3)	(14.4)
Balance at end of period	$42.6	$42.4	$39.5

The following table presents the current and non-current portion of costs of obtaining contracts with customers for the periods presented:

	December 31, 2024	December 31, 2023

	(in millions)
Current costs of obtaining contracts with customers	$16.8	$16.5
Non-current costs of obtaining contracts with customers	25.8	25.9
Total costs of obtaining contracts with customers	$42.6	$42.4

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

The following tables present the activity of current and non-current contract liabilities:

	Year ended December 31,
	2024	2023	2022

	(in millions)
Balance at beginning of period	$2.5	$2.7	$3.3
Deferral	10.3	10.7	11.9
Revenue recognized	(10.5)	(10.9)	(12.5)
Deferral	$2.3	$2.5	$2.7

The following table presents the current and non-current portion of contract liabilities as of the periods presented:

	December 31, 2024	December 31, 2023

	(in millions)
Current contract liabilities	$2.0	$2.2
Non-current contract liabilities	0.3	0.3
Total contract liabilities	$2.3	$2.5

Unsatisfied Performance Obligations

Revenue from month-to-month residential subscription service contracts have historically represented a significant portion of the Company’s revenue and the Company expects that this will continue to be the case in future periods. All residential subscription unsatisfied performance obligations as of December 31, 2024, will be satisfied within one year.

A summary of expected business subscription and other business services revenue to be recognized in future periods related to performance obligations which have not been satisfied or are partially unsatisfied as of December 31, 2024 is set forth in the table below:

	2025	2026	2027	Thereafter	Total

	(in millions)
Subscription services	$51.7	$26.1	$9.4	$3.3	$90.5
Other business services	4.7	3.3	1.7	2.1	11.8
Total expected revenue	$56.4	$29.4	$11.1	$5.4	$102.3

Provision for Credit Losses

The provision for credit losses and the allowance for credit losses are based on the aging of the individual receivables, historical trends and current and anticipated future economic conditions. The Company manages credit risk by disconnecting services to customers who are delinquent, generally after 100 days of delinquency. The individual receivables are written-off after all reasonable efforts to collect the funds have been made. Actual write-offs may differ from the amounts reserved.

The following table presents the change in the allowance for credit losses for trade accounts receivable:

	Year ended December 31,
	2024	2023	2022

	(in millions)
Accounts receivable - trade	$35.3	$45.5	$44.2

Allowance for credit losses:
Balance at beginning of period	$6.7	$4.3	$4.3
Provision charged to expense(1)	9.5	12.7	6.0
Accounts written off, net of recoveries	(12.9)	(10.3)	(6.0)
Balance at end of period	$3.3	$6.7	$4.3

Accounts receivable - trade, net of allowance for credit losses	$32.0	$38.8	$39.9
(1)	During 2022, the Company released $1.6 million of reserves established in 2020 related to COVID-19.

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,	December 31,
	2024	2023

	(in millions)
Distribution facilities	$1,673.7	$1,510.6
Head-end equipment	303.8	296.5
Customer premise equipment	269.1	274.9
Computer equipment and software	199.5	182.0
Telephony infrastructure	48.0	48.0
Buildings and leasehold improvements	34.3	33.4
Vehicles	29.4	28.1
Office and technical equipment	19.2	19.1
Land	4.7	4.4
Construction in progress (including material inventory and other)	62.2	76.6
Total property, plant and equipment	2,643.9	2,473.6
Less accumulated depreciation	(1,812.7)	(1,643.2)
	$831.2	$830.4

Depreciation expense for the years ended December 31, 2024, 2023 and 2022, was $209.6 million, $192.8 million, and $178.9 million, respectively. Included in depreciation and amortization expense in the consolidated statement of operations were net losses on sales of operating assets of $2.6 million, net losses of $0.4 million, and net gains of $1.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.

In late September and early October of 2024, the Company incurred damage to its network infrastructure primarily in the Augusta, GA and Pinellas, FL markets as a result of the hurricanes experienced in the Southeastern United States. The Company recorded a $2.6 million loss related to the estimated write-down of damaged fixed assets in these markets during the year ended December 31, 2024. The Company has restored network infrastructure and service to customers across all impacted markets for both hurricanes. The Company recognized insignificant asset write-offs for the years ended December 31, 2023 and 2022.

5. Leases

The Company leases certain property, vehicles and equipment for use in its operations. The Company determines if an arrangement is or contains a lease at inception. The Company has lease agreements with lease and non-lease components and has elected to not separate these components for all classes of underlying assets. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. Leases with initial terms greater than 12 months are recorded as operating or financing leases on the consolidated balance sheet. As of December 31, 2024, financing lease assets of $32.6 million are included in property, plant and equipment on the consolidated balance sheet. Financing lease liabilities are included within the current and long-term portions of long-term debt and finance lease obligations of $10.4 million and $14.5 million, respectively. As of December 31, 2023, financing lease assets of $31.2 million are included in property, plant and equipment on the consolidated balance sheet. Financing lease liabilities are included within the current and long-term portions of long-term debt and finance lease obligations of $11.0 million and $13.6 million, respectively.

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

Lease components are classified as follows:

		Year ended December 31,
	Classification	2024	2023	2022

		(in millions)
Finance lease cost
Amortization of leased asset	Depreciation	$9.7	$9.3	$8.9
Interest on lease liabilities	Interest expense	1.4	1.1	0.9
Operating lease cost(1)	Operating expense	7.6	7.5	6.2
Sublease income(2)	Other income	(0.8)	(0.9)	(0.8)
Net lease cost		$17.9	$17.0	$15.2
(1)	Includes short-term lease and variable costs of $1.7 million, $1.5 million, and $0.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)	The Company has three total sublease agreements of which three expired in 2024 and one expires in 2029. The subleases are for office and warehouse space.

The following table presents aggregate lease maturities as of December 31, 2024:

	Finance Leases	Operating Leases	Total

	(in millions)
2025	$11.6	5.8	$17.4
2026	8.4	4.8	13.2
2027	4.9	4.0	8.9
2028	1.4	3.8	5.2
2029	0.4	2.8	3.2
Thereafter	0.5	4.4	4.9
Total lease payments	27.2	25.6	52.8
Less: interest	2.3	4.1	6.4
Present value of lease liabilities	$24.9	$21.5	$46.4

The following table presents aggregate lease maturities as of December 31, 2023:

	Finance Leases	Operating Leases	Total

	(in millions)
2024	$12.2	$5.5	$17.7
2025	7.7	5.2	12.9
2026	4.5	4.2	8.7
2027	1.8	3.2	5.0
2028	0.6	2.9	3.5
Thereafter	—	5.9	5.9
Total lease payments	26.8	26.9	53.7
Less: interest	2.2	4.6	6.8
Total lease payments	$24.6	$22.3	$46.9

The following table presents weighted average remaining lease terms and discount rates:

	Year ended December 31,
	2024	2023
Weighted-average remaining lease term (in years)
Finance Leases	2.9	2.7
Operating Leases	5.4	5.8
Weighted-average discount rate
Finance Leases	6.14%	6.06%
Operating Leases	6.49%	6.41%

The following table presents other information related to operating and finance leases:

	Year ended December 31,
	2024	2023

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4.4	$5.4
Operating cash flows from finance leases	1.4	1.1
Financing cash flows from finance leases	11.6	12.2
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	12.5	16.3
Operating leases	3.5	11.0

6. Franchise Operating Rights & Goodwill

Changes in the carrying amounts of the Company’s franchise operating rights and goodwill during 2024 and 2023 are set forth below:

	January 1,		December 31,
	2024	Impairment	2024

	(in millions)
Franchise operating rights	$278.3	$—	$278.3
Goodwill	225.1	—	225.1
	$503.4	$—	$503.4

	January 1,		December 31,
	2023	Impairment	2023

	(in millions)
Franchise operating rights	$585.1	$(306.8)	$278.3
Goodwill	225.1	—	225.1
	$810.2	$(306.8)	$503.4

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

During the second, third and fourth quarters of 2023, the Company determined that due to declining cash flows in certain markets, a triggering event had occurred that required an interim impairment analysis. Key assumptions utilized in the analyses include cash flow projections, including revenue growth rates ranging from approximately (69.0)% to 17.0% and customer attrition rates ranging from approximately 17.0% to 42.0%, and a discount rate of 15.5%. As a result of the interim impairment analyses performed in each period, the estimated fair value of certain franchise operating right assets was determined to be below the carrying value, which resulted in the recognition of non-cash impairment losses for the year ended December 31, 2023.

The table below outlines the total impairment charges recognized in each market for the periods presented:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Columbus, GA	$—	$48.1	$—
Huntsville, AL	—	88.0	28.5
Augusta, GA	—	50.4	—
Montgomery, AL	—	40.0	—
Charleston, SC	—	17.0	—
Panama City, FL	—	30.5	6.5
Valley, AL	—	12.5	—
Knoxville, TN	—	7.8	—
Newnan, GA	—	12.0	—
Dothan, AL	—	0.5	—
Total	$—	$306.8	$35.0

The Company recognized non-cash impairment losses of nil, $306.8 million, and $35.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. The primary driver of the impairment charges was a decline in the estimated fair market value of indefinite-lived intangible assets in certain markets. For the year ended December 31, 2023, the decline was primarily due to declining cash flows in the markets listed above and an increase in the discount rate used to estimate fair value, combined with the decline in the Company’s common stock price. For the year ended December 31, 2022, the decline was primarily due to the decline in the Company’s stock and revisions to market-level forecasts. The impairment charges do not have an impact on the Company’s intent and/or ability to renew or extend existing franchise operating rights.

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

The Company determines the estimated fair value utilizing a market approach that incorporates the approximate market capitalization as of the annual testing date, increased by the book value of the Company’s debt and adjusted for a control premium.

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

The Company had accumulated goodwill impairment losses of $193.9 million for both the years ended December 31, 2024 and 2023.

7. Intangible Assets Subject to Amortization

Intangible assets subject to amortization consist primarily of multiple-dwelling unit “MDU” and customer relationships. Changes in the carrying amounts are set for the periods presented:

	January 1,			December 31,
	2024	Acquisitions	Amortization	2024

	(in millions)
MDU & other	$1.0	$—	$(0.4)	$0.6

	January 1,			December 31,
	2023	Acquisitions	Amortization	2023

	(in millions)
MDU & other	$1.3	$—	$(0.3)	$1.0

Amortization expense is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Amortization expense for years ended December 31, 2024, 2023 and 2022 was $0.4 million, $0.3 million and $0.4 million, respectively.

Scheduled amortization of the Company’s intangible assets as of December 31, 2024 is as follows:

Amortization
(in millions)
2025	$0.2
2026	0.2
2027	0.1
2028	0.1
Thereafter	—
$0.6

8. Accrued Liabilities and Other

Accrued liabilities and other consist of the following:

	December 31,	December 31,
	2024	2023

	(in millions)
Payroll and employee benefits	$29.5	$15.5
Programming costs	8.8	11.4
Property, income, sales and use taxes	8.3	1.5
Other accrued liabilities	6.5	6.8
Patent litigation settlement	6.0	10.0
Employee severance	3.8	5.4
Franchise and revenue sharing fees	3.7	4.9
Professional fees	3.2	2.1
Utility pole costs	2.0	2.4
Fair value of interest rate swap	1.0	—
	$72.8	$60.0

9. Long-Term Debt and Finance Lease Obligations

The following table summarizes the Company’s long-term debt and finance lease obligations:

				December 31,
	December 31, 2024			2023
	Available
	borrowing	Effective	Outstanding	Outstanding
	capacity	interest rate(1)	balance	balance

	(in millions)
Long-term debt:
Term B Loans, net(2)	$—	—%	$—	$711.3
Super-priority Loans, net(2)	—	9.10%	913.7	—
Revolving Credit Facility(3)	150.7	7.54%	95.0	201.0
Total long-term debt	$150.7		1,008.7	912.3
Other Financing			0.9	1.4
Finance lease obligations			24.9	24.6
Total long-term debt, finance lease obligations and other			1,034.5	938.3
Debt issuance costs, net(4)			(17.1)	(3.8)
Sub-total			1,017.4	934.5
Less current portion			(20.0)	(18.8)
Long-term portion			$997.4	$915.7
(1)	Represents the effective interest rate in effect for all borrowings outstanding as of December 31, 2024 pursuant to each debt instrument including the applicable margin.
(2)	At December 31, 2024 and 2023 includes $3.3 million and $4.1 million of net unamortized discounts, respectively.

(3)  Available borrowing capacity at December 31, 2024 represents $250.0 million of total availability less borrowings of $95.0 million on the Revolving Credit Facility, and outstanding letters of credit of $4.3 million.  Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company.

(4)  At December 31, 2024 and 2023 debt issuance costs include $14.3 million and $3.0 million related to the Super-Priority Loans and Term B Loans and $2.8 million and $0.8 million related to the Revolving Credit Facility, respectively.

On October 11, 2024, the Company entered into a new super-priority credit agreement with certain lenders and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent (the “Priority Credit Agreement”). The Priority Credit Agreement provides for (i) a $200.0 million super-priority “first out” new money term loan (the “First Out TL”), (ii) a super-senior “second out” term loan (the “Second Out TL”) and (iii) a super-senior “second out” revolving credit facility (the “Second Out RCF” and together with the First Out TL and Second Out TL, the “Super-senior Facility”). The Super-senior Facility is guaranteed by the same guarantors and secured by the collateral package as the Company’s prior credit facility under the 2021 Credit Agreement, and also contains certain collateral and guarantee enhancements as compared thereto.

The Super-senior Facility provided that term loan lenders under the 2021 Credit Agreement that fund their pro rata share of the new money First Out TL were entitled to exchange their existing term loans under the 2021 Credit Agreement into the Priority Credit Agreement, with 15% of such exchanged term loans to be included at par in the First Out TL (with such amounts incremental to the $200.0 million amount outstanding under the First Out TL) and 85% of the exchanged term loans at par into the Second Out TL. Substantially all of the term loan lenders under the 2021 Credit Agreement participated in the new money First Out TL, which resulted in an aggregate First Out TL of $306.4 million (exclusive of PIK fees) and a Second Out TL of approximately $602.7 million.

The First Out TL matures in December 2028 (subject to a springing maturity of 91 days prior to the maturity of the Second Out RCF) and bears interest at a rate equal to SOFR plus 7.00%. In addition, the First Out TL contains capacity for an incremental $125 million which may not be incurred prior to the first anniversary of the closing date of the Priority Credit Agreement. The Second Out TL matures in December 2028, and bears interest at a rate equal to SOFR plus 3.00%. The Second Out RCF matures in December 2026 and initially bears interest at a rate equal to SOFR plus 2.75% (subject to adjustment based on a grid). Both the First Out TL and Second Out TL require amortization payments of 1.0% per annum.

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

As a result of the new Priority Credit Agreement, the Company recorded a $1.0 million loss on extinguishment of debt related to the write-off of unamortized debt issue, debt discount and third-party costs during the year ended December 31, 2024. As of December 31, 2024, the Company was in compliance with all debt covenants in the Priority Credit Agreement.

Amortization of debt issuance costs and debt discount, all of which are included in interest expense in the accompanying consolidated statements of operations, for the years ended December 31, 2024, 2023 and 2022 are as follows:

	December 31,
	2024	2023	2022

	(in millions)
Amortization of deferred issuance costs	$1.6	$0.9	$0.9
Amortization of debt discount	0.8	0.8	0.8

Principal maturities of our long-term debt, excluding finance lease obligations, as of December 31, 2024 are as follows:

Long-term Debt
(in millions)
2025	$9.1
2026	418.4
2027	9.1
2028	575.4
$1,012.0

10. Derivative Instruments

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

As of December 31, 2024, the Company is the fixed rate payor on five interest rate swap contracts that effectively fix the SOFR-based index used to determine the interest rates charged on a portion of the Company’s total long-term debt of $1,012.0 million, not including unamortized debt issuance costs and discount. These contracts fix the Company’s term loan variable rate exposure at an average of 4.3% and have expiration dates of February and March 2027. The Company accounts for each agreement on a fair value basis at each reporting period.

The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the consolidated balance sheet as of December 31, 2024.

		Fair Value	Fair Value
		Accrued	Other
	Notional	Liabilities	Non-current
	Amount	and Other	Liabilities

Derivatives Instruments	(in millions)
Interest rate swap contracts as of December 31, 2024	$500.0	$1.0	$1.9

The Company recognized the change in fair value of $2.9 million, offset by cash receipts of $3.3 million, in interest expense in the consolidated income statement related to these agreements for the year ended December 31, 2024.  The Company did not participate in any derivative instrument agreements during the years ended December 31, 2023 and 2022.

See additional disclosure information related to these derivative instruments in Note 11 – Fair Value Measurements

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

During the first quarter of 2024, the Company entered into five interest rate swap arrangements.  The Company’s derivative instruments are accounted for at fair value on a recurring basis and classified within Level 2 of the valuation hierarchy.  The following table reflects the Company’s financial assets and liabilities measured at fair value as of December 31, 2024.

	Level 1	Level 2	Level 3	Total

	(in millions)
Financial Liabilities
Interest rate swaps (1)	$—	$2.9	$—	$2.9
Long-term debt, net (2)	—	864.7	—	864.7
Total	$—	$867.6	$—	$867.6
(1)	Measured as the present value of all expected future cash flows based on the SOFR-based swap yield curves as of December 31, 2024. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.
(2)	Measured based on dealer quotes considering current market rates for the Company’s credit facility. The ratio of the Company’s aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets. Debt fair value does not include debt issuance costs and discount. The First Out TL has a fair value of $324.6 million while the Second Out TL has a fair value of $540.1 million for the year ended December 31, 2024.

The following table reflects the Company’s financial assets and liabilities measured at fair value as of December 31, 2023.

	Level 1	Level 2	Level 3	Total

	(in millions)
Financial Liabilities
Long-term debt, net (1)	—	661.7	—	661.7
Total	$—	$661.7	$—	$661.7
(1)	Measured based on dealer quotes considering current market rates for the Company’s credit facility. The ratio of the Company’s aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets. Debt fair value does not include debt issuance costs and discount.

There were no transfers into or out of Level 1, 2 or 3 during the years ended December 31, 2024 and 2023.

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

The following table summarizes the Company’s purchases of WOW common stock during the years ended December 31, 2024, 2023 and 2022. These shares are reflected as treasury stock in the Company’s consolidated balance sheets.

	Year ended December 31,
	2024	2023	2022

	(shares)
Share buybacks	—	3,751,803	1,183,151
Income tax withholding(1)	372,574	872,461	395,606
	372,574	4,624,264	1,578,757
(1)	Generally, the Company withholds shares to cover the income tax withholding of the employee upon vesting. The total fair value of restricted shares vested was $1.4 million, $8.4 million, and $30.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Restricted stock awards generally vest ratably over a four-year period based on the date of grant. For restricted stock awards that contain only service conditions for vesting, the Company calculates the award fair value based on the closing stock price on the accounting grant date.

For the years ended December 31, 2024, 2023 and 2022 the Company recorded $11.1 million, $16.8 million and $25.8 million of total non-cash compensation expense, respectively. Certain awards were modified during the year ended December 31, 2021 and were classified as liabilities. The total non-cash compensation expense associated with these awards was nil for the years ended December 31, 2024 and 2023, and $0.5 million for the year ended December 31, 2022. During the year ended December 31, 2024 and 2023, approximately nil and $0.3 million of liability classified awards were settled with shares of restricted stock, respectively.

The non-cash compensation expense is reflected in selling, general and administrative expense and operating expenses (excluding depreciation and amortization), depending on the recipients’ duties, in the Company’s consolidated statements of operations. Total unrecognized non-cash compensation expense as of December 31, 2024 was $13.9 million and is expected to be recognized over a weighted-average period of 2.1 years.

The following table summarizes the restricted stock award activity for the years ended December 31, 2024, 2023 and 2022.

	Year ended December 31,
	2024		2023		2022
		Weighted Average		Weighted Average		Weighted Average
	Shares	Grant Price	Shares	Grant Price	Shares	Grant Price
Outstanding, beginning of period	2,451,026	$10.89	3,223,995	$11.29	4,325,124	$9.10
Granted	1,863,907	4.42	2,112,770	8.15	867,064	17.26
Vested	(1,362,414)	9.04	(2,537,286)	8.86	(1,705,531)	8.55
Forfeited	(238,701)	7.72	(348,453)	12.56	(262,662)	12.66
Outstanding, end of period(1)	2,713,818	$7.66	2,451,026	$10.89	3,223,995	$11.29
(1)	The total outstanding non-vested shares of restricted stock awards granted to employees and directors are included in total outstanding shares as of December 31, 2024, 2023 and 2022.

Existing Performance Share Grants

The existing performance share grant has a performance period of three years and is based on the Company’s achievement level relative to: 50% based upon the Company’s Total Shareholder Return (“TSR”) related to the TSRs of the Company’s peer group and 50% based on the Company’s three-year cumulative EBITDA metric.

The performance shares based on three-year cumulative EBITDA have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common stock on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed.  As of December 31, 2024, the Company determined that it was not probable that the performance condition based on three-year cumulative EBITDA would be met for the performance shares issued in 2022 and 2023.

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

Income Tax Benefit

For the years ended December 31, 2024, 2023, and 2022, the Company recorded income tax benefit as shown below. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

	Year ended December 31,
	2024	2023	2022

	(in millions)
Current tax (expense) benefit
Federal	$(8.7)	$(1.7)	$(16.1)
State	(2.7)	(1.8)	4.2
Total current tax	(11.4)	(3.5)	(11.9)
Deferred tax benefit (expense)
Federal	33.5	72.8	23.7
State	1.2	26.8	8.5
Total deferred tax	34.7	99.6	32.2
Income tax benefit	$23.3	$96.1	$20.3

The Company reported total income tax benefit of $23.3 million and $96.1 million, and $20.3 million during the years ended December 31, 2024, 2023 and 2022, respectively.

The provision for income taxes incurred is different from the amount calculated by applying the applicable federal income tax rate to the income before income tax benefit. The significant items causing these differences are as follows:

	Year ended December 31,
	2024	2023	2022

	(in millions)
Statutory federal income taxes	$17.3	$80.8	$4.8
State income taxes	2.2	23.3	(0.3)
Tax status & tax rate change	(1.9)	0.3	(0.3)
Other true-ups(1)	(3.0)	(0.4)	0.5
Equity compensation	(1.5)	0.9	2.9
Other permanent differences	(0.1)	(2.9)	(2.6)
Research and development tax credits	2.1	2.9	3.4
Uncertain tax positions	8.4	(1.7)	2.9
Change in valuation allowance	(0.2)	(7.1)	9.0
Income tax benefit	$23.3	$96.1	$20.3
(1)	The other true-up adjustment of $3.0 million in the rate reconciliation for the year ended 2024, is related to expired net operating losses from a prior period.

The $0.2 million and $7.1 million changes in valuation allowance as of December 31, 2024 and December 31, 2023, respectively, are the result of changes in federal and state deferred tax assets related to net operating loss carryforwards and various state modifications.

Deferred Income Taxes, Net

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023(1)

	(in millions)
Deferred tax assets
Business interest limitation	$25.8	$13.6
Net operating loss carryforwards	74.0	77.8
Capitalized research expenses	39.9	35.3
Bad debt allowance	2.1	3.1
Stock compensation	3.1	3.6
Accrued Liabilities	9.0	7.7
Lease liability	5.6	5.7
Debt Issuance Costs	16.9	—
Other	4.1	3.4
Total deferred tax assets	180.5	150.2
Less: valuation allowance	(33.9)	(33.7)
Deferred tax asset	$146.6	$116.5

Deferred tax liabilities
Depreciation and amortization	$(151.2)	$(155.0)
Franchise operating rights	(66.5)	(66.2)
Deferred promotional costs	(4.2)	(5.3)
Deferred contract costs	(10.2)	(10.1)
Right-of-use asset	(5.1)	(5.2)
Other	(0.4)	(0.4)
Total deferred tax liabilities	(237.6)	(242.2)
Net deferred tax liabilities	$(91.0)	$(125.7)
(1)	Certain reclassifications have been made to conform with current period presentation. There was no change in the prior year net deferred tax liability as presented.

Valuation Allowance

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In evaluating the need for a valuation allowance, management takes into account various factors, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. Based on this evaluation, a valuation allowance of $33.9 million, $33.7 million, and $26.6 million has been recorded as of December 31, 2024, 2023, and 2022, respectively, to recognize only the portion of the deferred tax asset, primarily related to state net operating loss carryforwards, that is more likely than not to be realized.

The following table summarizes the changes in our valuation allowance for deferred tax assets:

	2024	2023	2022

	(in millions)
Balance at beginning of period	$33.7	$26.6	$35.5
Additions charged to income tax expense and other accounts	6.2	8.7	0.3
Deductions from reserves	(6.0)	(1.6)	(9.2)
Balance at end of period	$33.9	$33.7	$26.6

Net Operating Loss and Credit Carryforwards

As of December 31, 2024, the Company had approximately $183.0 million of federal tax net operating loss carryforwards, which expire between the years 2026 through 2036. In addition, as of December 31, 2024, the Company had state tax net operating loss carryforwards of $855.3 million, of which $326.9 million are indefinite lived and $528.4 million expire between 2025 and 2044.

As a result of the IPO (effective May 25, 2017), the Company experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code resulting in limitations on the Company’s use of its existing federal and state net operating losses and capital losses. After December 31, 2024, $183.0 million of the Company’s federal tax loss carryforwards are subject to Section 382 and other restrictions.

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

	Year ended December 31,
	2024	2023	2022

	(in millions)
Unrecognized tax benefits—January 1st	$13.0	$12.2	$14.2
Gross increases—tax positions in prior period	0.2	—	0.1
Gross decreases—tax positions in prior period (1)	(8.4)	—	(0.4)
Gross increases—tax positions in current period	0.3	0.8	1.0
Settlements	—	—	(2.7)
Unrecognized tax benefits—December 31st	$5.1	$13.0	$12.2
(1)	For the year ended December 31, 2024 the Company recorded an out-of-period adjustment increasing the income tax benefit and decreasing non-current taxes payable by $9.3 million, $0.9 million of which relates to accrued interest, to correct certain prior period errors relating to uncertain tax positions that remained in the financial statements for positions taken in years for which the statute of limitations had expired. The out-of-period adjustment is considered immaterial to both the current period and prior periods’ financial statements.

As of December 31, 2024, the Company recorded gross unrecognized tax benefits of $5.1 million, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest accrued on uncertain income tax positions as part of the income tax provision. Interest included in other long-term liabilities on the accompanying consolidated balance sheets of the Company were $0.8 million, $1.3 million, and $0.4 million for years ended December 31, 2024, 2023 and 2022, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Generally, the Company’s 2020 through 2024 tax years remain open for examination and assessment. Years prior to 2020 remain open for purposes of examining the Company’s loss and credit carryforwards.

The Company believes that it is reasonably possible that a decrease of up to $3.3 million in unrecognized tax benefits including interest will occur in the next 12 months as a result of the expiration of applicable statute of limitations on its U.S. federal controversy matters. Activity related to state and local controversy matters did not have a material impact on our consolidated financial position or results of operations during the year ended December 31, 2024, nor do we anticipate a material impact in the next 12 months.

15. Earnings (Loss) per Common Share

Basic earnings or loss per share attributable to the Company’s common stockholders is computed by dividing net earnings or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share attributable to common stockholders presents the dilutive effect, if any, on a per share basis of potential common shares (such as restricted stock units) as if they had been vested or converted during the periods presented.  No such items were included in the computation of diluted loss or earnings per share for the years presented because the Company incurred a net loss and the effect of inclusion would have been anti-dilutive.

	Year Ended December 31,
	2024	2023	2022

	(in millions, except share data)
Net loss	$(58.8)	$(287.7)	$(2.5)

Basic weighted-average shares	81,859,903	81,595,766	83,930,984
Effect of dilutive securities:
Restricted stock awards	—	—	—
Diluted weighted-average shares	81,859,903	81,595,766	83,930,984

Basic and diluted loss per common share
Basic	$(0.72)	$(3.53)	$(0.03)
Diluted	$(0.72)	$(3.53)	$(0.03)

16. Employee Benefits

401(k) Savings Plan

The Company adopted a defined contribution retirement plan which complies with Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in the plan. The Company matches 100% of the participant’s voluntary contributions up to 3% and 50% of the next 2% subject to a limit of the first 4% of the participant’s compensation. Company matching contributions vest 25% annually over a four-year period. During the years ended December 31, 2024, 2023 and 2022, the Company recorded $3.1 million, $3.4 million and $3.2 million, respectively, of expense related to the Company’s matching contributions to the 401(k) plan.

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

	December 31,
	2024	2023

	(in millions)
Prepaid expenses and other (current assets)	$2.4	$2.3
Accrued liabilities and other (current liabilities)	$2.4	$2.3

17. Commitments and Contingencies

The following items are not included as contractual obligations due to the various factors discussed below. However, the Company incurs these costs as part of its operations:

●	The Company rents utility poles used in its operations. Generally, pole rentals are cancellable on short notice, but the Company anticipates that such rentals will recur. Rent expense for pole rental attachments was $7.2 million, $7.1 million and $5.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
●	The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. Franchise fees and other franchise-related costs included in the accompanying statements of operations were $6.0 million, $8.2 million and $10.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

As a result of the settlement, the Company accrued $46.8 million as of March 31, 2023, and the associated expense was included in selling, general and administrative expenses in the period recorded.  Per the payment schedule, the Company owes $11.0 million as of December 31, 2024 with payments to be made in January of 2025 and 2026.  The Company appropriately accrued for these payments in the consolidated financial statements.  Additionally, the Company received a $3.8 million refund from an indemnification claim related to this matter during the year ended December 31, 2024.  The Company has accounted for this refund as an offset to selling, general, and administrative expenses in the Statement of Operations.  Of the $3.8 million refund from indemnification claims, $2.0 million is related to an agreement from a third party to pay the Company $5.0 million.  The remaining $3.0 million, related to this agreement, will be paid in six $0.5 million installments from January 2025 through April 2026.  The settlement payments will be recognized in the periods in which they are received.

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

18. Segment Reporting

The Company is a broadband provider offering a portfolio of advanced services, including high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential customers and offer a full range of products and services to business customers. Our footprint covers certain suburban areas within the states of Alabama, Florida, Georgia, Michigan, South Carolina and Tennessee.

The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer who regularly reviews the Company’s results to assess the Company’s performance and allocates resources at a consolidated level. Although the consolidated results include the Company’s three products (i) HSD; (ii) Video; and (iii) Telephony and are used to assess performance by product(s), decisions to allocate resources (including capital) are made to benefit the consolidated Company. The three products are delivered through a unified network and have similar types or classes of customers.  The decision to allocate resources to plant maintenance and to upgrade the Company’s service delivery over a unified network to the customer benefits all three product offerings and is not based on any given service product.   Additionally, while the CODM reviews separate financial results of both the legacy and  greenfield expansion markets the CODM allocates resources (including capital) for the benefit of the consolidated Company.  As such, management has determined the Company has one reportable segment, broadband services.

The CODM assesses performance for the broadband services segment and decides on how to allocate resources based on Net Income (Loss) which is reported in the Statement of Operations.  In making this assessment, the CODM focuses on revenue and other significant segment expenses presented in the Company’s consolidated Statement of Operations.  Presented below are key additional disaggregated segment expenses regularly reviewed by the CODM that are not separately presented in the Company’s Statement of Operations.  The measure of segment assets is reported on the balance sheet as total assets.  Segment asset information is not used by the CODM to allocate resources.

As one reportable segment, the Company does not have any intra-entity sales or transfers.

	Broadband Services
	Year ended December 31,
	2024	2023	2022

	(in millions)
Direct expense	$114.2	$148.2	$167.2
Compensation & benefits	122.1	128.0	137.2
Bad debt	9.5	12.7	6.0
Sales and marketing	28.4	36.7	36.5
Field Operations	20.2	20.7	20.1
Billing systems and software	13.1	13.3	12.7
Professional and legal fees	28.9	62.1	20.4
Other segment items (1)	75.4	79.7	92.3
Total expenses (2)	$411.8	$501.4	$492.4
(1)	Other segment items includes building maintenance and utilities, dues and subscriptions, miscellaneous employee expenses, hardware and software expenses, insurance expenses, rental expenses, repair expenses, operating taxes, and vehicle expenses.
(2)	Total expenses agrees to Operating (excluding depreciation and amortization) and Selling, general , and administrative expenses presented in the Statement of Operations.

EXHIBIT INDEX

Exhibits required to be filed by Item 601 of Regulation S-K (all of which are under Commission File No. 001-38101, except as otherwise noted):

Exhibit Number	Exhibit Description
3.1

Amended and Restated Certificate of Incorporation of WideOpenWest, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A File No. 333-216894) filed on May 15, 2017)

3.2	Amended and Restated Bylaws of WideOpenWest, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s annual report on Form 10-K filed on March 4, 2020)

10.1†	WideOpenWest, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on November 13, 2017)

10.2†	Amendment to the WideOpenWest, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Annex A to the Company’s proxy statement on Schedule 14A filed on March 29, 2019)

10.3†	Amendment to the WideOpenWest, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Annex A to the Company’s proxy statement on Schedule 14A filed on March 23, 2023)

10.4†	Amendment to the WideOpenWest, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Annex A to the Company’s proxy statement on Schedule 14A filed on March 26, 2024)

10.5†	WideOpenWest, Inc. Change in Control and Severance Benefit Plan (incorporated by reference to Exhibit 10.5 to the Company’s annual report on Form 10-K filed on March 7, 2019)

10.6†

Executive Employment Agreement, dated as of December 14, 2017, between WideOpenWest, Inc. and Teresa Elder (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 14, 2017)

10.7†

Amended and Restated Letter Agreement of Employment, dated May 29, 2020, between WideOpenWest, Inc. (together with its subsidiaries) and John Rego (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 4, 2020)

10.8†

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

10.11†*	Form of Restricted Stock Agreement Pursuant to the WideOpenWest, Inc. 2017 Omnibus Incentive Plan

10.12†

Form of Restricted Stock Unit Agreement Pursuant to the WideOpenWest, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

10.13†*	Form of Performance Unit Agreement Pursuant to the WideOpenWest, Inc. 2017 Omnibus Incentive Plan

10.14†*	Form of Performance Unit Agreement (Market Expansion) Pursuant to the WideOpenWest, Inc. 2017 Omnibus Incentive Plan

10.15†*˄	Retention Bonus Agreement, dated as of April 18, 2024, by and between WideOpenWest, Inc. and Henry Hryckiwicz

10.16	Form of WideOpenWest, Inc. Stockholders’ Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

10.17	Form of WideOpenWest, Inc. Registration Rights Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A (File No. 333-216894) filed on May 15, 2017)

10.18

Credit Agreement, dated December 20, 2021, by and among WideOpenWest Finance, LLC, WideOpenWest, Inc., the other lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc. as Administrative Agent Collateral Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2021)

10.19**

Amendment No. 1 to Credit Agreement, dated October 11, 2024, by and among WideOpenWest Finance, LLC, WideOpenWest, Inc., the other lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc. as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 15, 2024)

10.20**

Super-Priority Credit Agreement, dated October 11, 2024, by and among WideOpenWest Finance, LLC, WideOpenWest, Inc., the other lenders from time to time party thereto and Wilmington Savings Fund Society FSB as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2024)

10.21**

Amendment No. 1 to Super-Priority Credit Agreement, dated November 6, 2024, by and among WideOpenWest Finance, LLC, WideOpenWest, Inc., the other lenders from time to time party thereto and Wilmington Savings Fund Society FSB as Administrative Agent, Collateral Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2024)

19.1

Statement of Policy to Directors, Officers and Key Employees Concerning Securities Trading and Disclosure of Confidential Information (incorporated by reference to Exhibit 19.1 to the Company’s annual report on Form 10-K filed on March 13, 2024)

21.1*	List of Subsidiaries

23.1*	Consent of BDO USA, P.C.

31.1*	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

97.1	WideOpenWest, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s annual report on Form 10-K filed on March 13, 2024)

101

The following financial information from WideOpenWest, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 14, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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

†     Management Contract or Compensatory Plan Arrangement

˄  Portions of this exhibit (indicated by asterisks) have been omitted as the registrant has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST, INC.

March 14, 2025	By:	/s/ Teresa Elder
Teresa Elder Chief Executive Officer

March 14, 2025	By:	/s/ JOHN REGO
John Rego Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 14, 2025, in the capacities indicated below.

Signature	Title

/s/ Teresa Elder	Chief Executive Officer (principal executive officer)
Teresa Elder

/s/ JOHN S. REGO	Chief Financial Officer
John S. Rego	(principal financial and accounting officer)
/s/ GUNJAN BHOW	Director
Gunjan Bhow /s/ Jill Bright	Director
Jill Bright

/s/ Brian Cassidy	Director
Brian Cassidy

/s/ Daniel Kilpatrick	Director
Daniel Kilpatrick

/s/ Jeffrey Marcus	Chairman of the Board of Directors
Jeffrey Marcus

/s/ JOSE SEGRERA	Director
Jose Segrera

/s/ Phil Seskin	Director
Phil Seskin

/s/ BARRY VOLPERT	Director
Barry Volpert