Form 10-Q
period 2025-03-31
WideOpenWest, Inc.
filed 2025-05-06
CIK 1701051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of outstanding shares of the registrant’s common stock as of May 1, 2025 was 85,475,938.

WIDEOPENWEST, INC AND SUBSIDIARIES

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2025

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2025. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to “WOW,” “we,” “us,” “our” or “the Company” are to WideOpenWest, Inc. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

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

ii

PART I-FINANCIAL INFORMATION

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2025	2024

	(in millions, except share data)
Assets
Current assets
Cash	$28.8	$38.8
Accounts receivable—trade, net of allowance for credit losses of $3.3 and $3.3, respectively	33.5	32.0
Accounts receivable—other	5.7	2.1
Prepaid expenses and other	43.3	38.9
Total current assets	111.3	111.8
Right-of-use lease assets—operating	19.6	19.3
Property, plant and equipment, net	822.0	831.2
Franchise operating rights	278.3	278.3
Goodwill	225.1	225.1
Intangible assets subject to amortization, net	0.6	0.6
Other non-current assets	45.4	46.2
Total assets	$1,502.3	$1,512.5
Liabilities and stockholders’ equity
Current liabilities
Accounts payable—trade, net	$41.5	$42.2
Accrued interest	18.8	19.8
Current portion of long-term lease liability—operating	4.6	4.6
Accrued liabilities and other	59.4	72.8
Current portion of long-term debt and finance lease obligations	20.1	20.0
Current portion of unearned service revenue	23.3	23.8
Total current liabilities	167.7	183.2
Long-term debt and finance lease obligations, net of debt issuance costs —less current portion	1,013.8	997.4
Long-term lease liability—operating	17.0	16.9
Deferred income taxes, net	94.9	91.0
Other non-current liabilities	12.9	15.2
Total liabilities	1,306.3	1,303.7
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 101,249,624 and 100,219,835 issued as of March 31, 2025 and December 31, 2024, respectively; 85,587,885 and 84,810,418 outstanding as of March 31, 2025 and December 31, 2024, respectively	1.0	1.0
Additional paid-in capital	405.3	402.9
Retained earnings (accumulated deficit)	(52.4)	(38.5)
Treasury stock at cost, 15,661,739 and 15,409,417 shares as of March 31, 2025 and December 31, 2024, respectively	(157.9)	(156.6)
Total stockholders’ equity	196.0	208.8
Total liabilities and stockholders’ equity	$1,502.3	$1,512.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended
	March 31,
	2025	2024

	(in millions, except per share and share data)
Revenue	$150.0	$161.5
Costs and expenses:
Operating (excluding depreciation and amortization)	59.0	67.5
Selling, general and administrative	31.5	36.4
Depreciation and amortization	50.8	52.4
	141.3	156.3
Income from operations	8.7	5.2
Other income (expense):
Interest expense	(27.5)	(21.0)
Other income, net	—	0.3
Loss before provision for income tax	(18.8)	(15.5)
Income tax benefit	4.9	0.5
Net loss	$(13.9)	$(15.0)

Basic and diluted loss per common share
Basic	$(0.17)	$(0.18)
Diluted	$(0.17)	$(0.18)
Weighted-average common shares outstanding
Basic	82,249,490	81,347,672
Diluted	82,249,490	81,347,672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(unaudited)

		Common	Treasury	Additional		Total
	Common	Stock	Stock at	Paid-in	Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Deficit	Equity

	(in millions, except share data)
Balances at January 1, 2025	84,810,418	$1.0	$(156.6)	$402.9	$(38.5)	$208.8
Stock-based compensation	—	—	—	2.4	—	2.4
Issuance of restricted stock, net	1,029,789	—	—	—	—	—
Purchase of shares	(252,322)	—	(1.3)	—	—	(1.3)
Net loss	—	—	—	—	(13.9)	(13.9)
Balances at March 31, 2025(1)	85,587,885	$1.0	$(157.9)	$405.3	$(52.4)	$196.0
(1)	Included in outstanding shares as of March 31, 2025 are 2,939,868 non-vested shares of restricted stock awards granted to employees and directors.

		Common	Treasury	Additional		Total
	Common	Stock	Stock at	Paid-in	Retained	Stockholders'
	Stock	Par Value	Cost	Capital	Earnings	Equity

	(in millions, except share data)
Balances at January 1, 2024	83,557,786	$1.0	$(154.9)	$391.8	$20.3	$258.2
Stock-based compensation	—	—	—	3.0	—	3.0
Issuance of restricted stock, net	111,431	—	—	—	—	—
Purchase of shares	(339,891)	—	(1.6)	—	—	(1.6)
Net loss	—	—	—	—	(15.0)	(15.0)
Balances at March 31, 2024(1)	83,329,326	$1.0	$(156.5)	$394.8	$5.3	$244.6
(1)	Included in outstanding shares as of March 31, 2024 are 1,482,690 non-vested shares of restricted stock awards granted to employees and directors.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended
	March 31,
	2025	2024

	(in millions)
Cash flows from operating activities:
Net loss	$(13.9)	$(15.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52.1	52.7
Deferred income taxes	3.9	(1.4)
Provision for credit losses	2.0	2.7
Gain on sale of operating assets, net	(1.3)	(0.3)
Amortization of debt issuance costs and discount	1.5	0.4
Change in fair value of derivative instruments	2.8	1.1
Non-cash compensation	2.4	3.0
Other non-cash items	—	(0.2)
Changes in operating assets and liabilities:
Receivables and other operating assets	(10.9)	(6.0)
Payables and accruals	(21.9)	(3.8)
Net cash provided by operating activities	$16.7	$33.2
Cash flows from investing activities:
Capital expenditures	$(38.9)	$(72.5)
Other investing activities	1.2	—
Net cash used in investing activities	$(37.7)	$(72.5)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$20.0	$40.0
Payments on long-term debt and finance lease obligations	(7.7)	(5.4)
Reimbursement of finance lease payments	—	1.7
Purchase of shares	(1.3)	(1.2)
Net cash provided by financing activities	$11.0	$35.1
Decrease in cash and cash equivalents	(10.0)	(4.2)
Cash, beginning of period	38.8	23.4
Cash, end of period	$28.8	$19.2
Supplemental disclosures of cash flow information:
Cash paid during the periods for interest, net	$24.3	$19.3
Insurance proceeds received for business interruption	$0.5	$—
Indemnification proceeds received for patent litigation	$0.5	$1.8
Non-cash operating activities:
Operating lease additions	$1.4	$2.5
Non-cash investing and financing activities:
Finance lease additions	$2.9	$0.5
Excise tax payable	$—	$0.4
Capital expenditures within accounts payable and accruals	$30.4	$41.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(unaudited)

Note 1. General Information

WideOpenWest, Inc. (“WOW” or the “Company”) is one of the nation’s leading broadband providers offering an expansive portfolio of advanced services, including high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential and business customers. The Company serves customers in 18 markets in the United States which consist of Detroit and Lansing Michigan; Central Michigan; Augusta, Columbus, Newnan and West Point, Georgia; Charleston and Greenville County, South Carolina; Dothan, Auburn, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Hernando County, Panama City, Pinellas County and Seminole County, Florida.

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

In the opinion of management, all normally recurring adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the 2024 Annual Report filed with the SEC on March 14, 2025.

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

The Company recorded a change in accounting estimate during the three months ended March 31, 2025 related to the fair value measurement of debt for income tax purposes under ASC 740 that resulted in a $9.9 million change in the deferred tax liability on the condensed consolidated balance sheets.

Recently Issued Accounting Standards

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

Recently Adopted Accounting Pronouncements

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvement to Reportable Segment Disclosures.  ASU 2023-07 requires PBEs  to disclose, on an annual and interim basis, significant segment expenses provided to the chief operating decision maker (“CODM”), including profit and loss; an amount for other segment items by reportable segment, including  a description of composition; annual disclosures about a reportable segment’s profit or loss.  ASU 2023-07 also provides that if a CODM uses more than one measure of a segment’s profit or loss, the PBE may report one or more of those additional measures and requires that a PBE disclose the title and position of the CODM. The updated disclosure requirements were adopted for the annual period ending on December 31, 2024.

Note 3. Revenue from Contracts with Customers

Revenue by Service Offering

The following table presents revenue by service offering:

	Three months ended
	March 31,
	2025	2024

	(in millions)
Residential subscription
HSD	$85.5	$86.9
Video	20.6	29.3
Telephony	4.3	4.8
Total residential subscription	$110.4	$121.0
Business subscription
HSD	$19.9	$19.3
Video	2.3	2.5
Telephony	5.9	6.2
Total business subscription	$28.1	$28.0
Total subscription services revenue	138.5	149.0
Other business services revenue(1)	4.9	5.3
Other revenue	6.6	7.2
Total revenue	$150.0	$161.5
(1)	Includes wholesale and colocation lease revenue of $4.7 million and $5.0 million the three months ended March 31, 2025 and 2024, respectively, a portion of which is recognized under ASC 842.

Promotional Costs

The following table summarizes the activity of promotional costs:

	Three months ended
	March 31,
	2025	2024

	(in millions)
Balance at beginning of period	$16.2	$20.4
Deferral	0.4	2.1
Amortization	(2.1)	(2.2)
Balance at end of period	$14.5	$20.3

The following table presents the current and non-current portion of promotional costs for the periods presented:

	March 31, 2025	December 31, 2024

	(in millions)
Current promotional costs	$7.6	$8.0
Non-current promotional costs	6.9	8.2
Total promotional costs	$14.5	$16.2

Costs of Obtaining Contracts with Customers

The following table summarizes the activity of costs of obtaining contracts with customers:

	Three months ended
	March 31,
	2025	2024

	(in millions)
Balance at beginning of period	$42.6	$42.4
Deferral	3.7	4.7
Amortization	(4.2)	(4.2)
Balance at end of period	$42.1	$42.9

The following table presents the current and non-current portion of costs of obtaining contracts with customers as of the end of the corresponding periods:

	March 31, 2025	December 31, 2024

	(in millions)
Current costs of obtaining contracts with customers	$16.8	$16.8
Non-current costs of obtaining contracts with customers	25.3	25.8
Total costs of obtaining contracts with customers	$42.1	$42.6

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

Contract Liabilities

The following table summarizes the activity of current and non-current contract liabilities:

	Three months ended
	March 31,
	2025	2024

	(in millions)
Balance at beginning of period	$2.3	$2.5
Deferral	2.3	2.4
Revenue recognized	(2.4)	(2.6)
Balance at end of period	$2.2	$2.3

The following table presents the current and non-current portion of contract liabilities as of the end of the corresponding periods:

	March 31, 2025	December 31, 2024

	(in millions)
Current contract liabilities	$1.9	$2.0
Non-current contract liabilities	0.3	0.3
Total contract liabilities	$2.2	$2.3

The current portion and the non-current portion of contract liabilities are included in the current portion of unearned service revenue and other non-current liabilities, respectively, in the Company’s unaudited condensed consolidated balance sheets. Amortization of promotional costs is recognized as contra revenue in the Company’s unaudited condensed consolidated statements of operations.

Unsatisfied Performance Obligations

Revenue from month-to-month residential subscription service contracts have historically represented a significant portion of the Company’s revenue and the Company expects that this will continue to be the case in future periods.  All residential subscription service performance obligations will be satisfied within one year.

A summary of expected business subscription and other business services revenue to be recognized in future periods related to performance obligations which have not been satisfied or are partially unsatisfied as of March 31, 2025 is set forth in the table below:

	2025	2026	2027	Thereafter	Total

	(in millions)
Subscription services	$40.1	30.9	13.0	4.4	$88.4
Other business services	3.6	3.3	1.8	2.2	10.9
Total expected revenue	$43.7	$34.2	$14.8	$6.6	$99.3

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

The following table presents the change in the allowance for credit losses for trade accounts receivable:

	Three months ended
	March 31,
	2025	2024

	(in millions)
Accounts receivable - trade	$36.8	$43.7

Allowance for credit losses:
Balance at beginning of period	$3.3	$6.7
Provision charged to expense	2.0	2.7
Accounts written off, net of recoveries	(2.0)	(3.0)
Balance at end of period	$3.3	$6.4

Accounts receivable - trade, net of allowance for credit losses	$33.5	$37.3

Note 4. Plant, Property and Equipment, Net

Plant, property and equipment consists of the following:

	March 31,	December 31,
	2025	2024

	(in millions)
Distribution facilities	$1,705.6	$1,673.7
Head-end equipment	307.6	303.8
Customer premise equipment	267.8	269.1
Computer equipment and software	203.0	199.5
Telephony infrastructure	48.0	48.0
Buildings and leasehold improvements	34.6	34.3
Vehicles	29.9	29.4
Office and technical equipment	19.2	19.2
Land	4.7	4.7
Construction in progress (including material inventory and other)	62.2	62.2
Total property, plant and equipment	2,682.6	2,643.9
Less accumulated depreciation	(1,860.6)	(1,812.7)
	$822.0	$831.2

Depreciation expense for the three months ended March 31, 2025 and 2024 was $52.0 million and $52.7 million, respectively. Included in depreciation and amortization expense in the consolidated statement of operations were net gains on sales of operating assets of $1.3 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

Note 5. Accrued Liabilities and Other

Accrued liabilities and other consists of the following:

	March 31,	December 31,
	2025	2024

	(in millions)
Payroll and employee benefits	$17.6	$29.5
Programming costs	8.0	8.8
Patent litigation settlement	5.0	6.0
Property, income, sales and use taxes	3.9	8.3
Professional fees	3.8	3.2
Employee severance	3.4	3.8
Franchise and revenue sharing fees	2.9	3.7
Fair value of interest rate swap	2.0	1.0
Utility pole costs	1.8	2.0
Other accrued liabilities	11.0	6.5
	$59.4	$72.8

Note 6. Long-Term Debt and Finance Leases

The following table summarizes the Company’s long-term debt and finance leases:

				December 31,
	March 31, 2025			2024
	Available
	borrowing	Effective	Outstanding	Outstanding
	capacity	interest rate(1)	balance	balance

	(in millions)
Long-term debt:
Super-priority Loans, net(2)	—	8.94%	909.3	913.7
Revolving Credit Facility(3)	130.7	7.31%	115.0	95.0
Total long-term debt	$130.7		1,024.3	1,008.7
Other Financing			0.8	0.9
Finance lease obligations			24.6	24.9
Total long-term debt, finance lease obligations and other			1,049.7	1,034.5
Debt issuance costs, net(4)			(15.8)	(17.1)
Sub-total			1,033.9	1,017.4
Less current portion			(20.1)	(20.0)
Long-term portion			$1,013.8	$997.4
(1)	Represents the effective interest rate in effect for all borrowings outstanding as of March 31, 2025 pursuant to each debt instrument including the applicable margin. Excluding the impact of the derivative instruments the First Out Term Loan rate is 11.55% and the Second Out Term Loan rate is 7.55%.
(2)	At March 31, 2025 and December 31, 2024 includes $3.1 million and $3.3 million of net unamortized discounts, respectively.
(3)	Available borrowing capacity at March 31, 2025 represents $250.0 million of total availability less borrowings of $115.0 million on the Revolving Credit Facility, and outstanding letters of credit of $4.3 million. Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company.

(4)  At March 31, 2025 and December 31, 2024 debt issuance costs include $13.4 million and $14.3 million related to the Super-Priority Loans and $2.4 million and $2.8 million related to the Revolving Credit Facility, respectively.

On October 11, 2024, the Company entered into a new super-priority credit agreement with certain lenders and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent (the “Priority Credit Agreement”). The Priority Credit Agreement provides for (i) a $200.0 million super-priority “first out” new money term loan (the “First Out TL”), (ii) a super-senior “second out” term loan (the “Second Out TL”) and (iii) a super-senior “second out” revolving credit facility (the “Second Out RCF” and together with the First Out TL and Second Out TL, the “Super-senior Facility”). The Super-senior Facility is guaranteed by the same guarantors and secured by the collateral package as the Company’s prior credit facility under the 2021 Credit Agreement and also contains certain collateral and guarantee enhancements.

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

As of March 31, 2025, the Company was in compliance with all debt covenants.

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

The Company recorded $2.4 million and $3.0 million of total non-cash compensation expense for the three months ended March 31, 2025 and 2024, respectively.

The following table presents restricted stock activity:

	March 31,	March 31,
	2025	2024

	(shares)
Outstanding, beginning of period	2,713,818	2,451,026
Granted	1,072,564	164,725
Vested	(803,739)	(1,079,767)
Forfeited	(42,775)	(53,294)
Outstanding, end of period(1)	2,939,868	1,482,690
(1)	The total outstanding non-vested shares of restricted stock awards granted to employees and directors are included in total outstanding shares as of March 31, 2025 and 2024.

Existing Performance Shares

The 2023 performance shares are based on the Company’s achievement level relative to: 50% based upon the Company’s Total Shareholder Return (“TSR”) relative to the TSRs of the Company’s peer group and 50% based on the Company’s three-year cumulative EBITDA metric.

The performance shares based on three-year cumulative EBITDA have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common stock on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed.  As of March 31, 2025, the Company determined that it was not probable that the performance condition based on three-year cumulative EBITDA would be met for the performance shares issued in 2023.  This conclusion is consistent with the assessment performed at December 31, 2024 and as such, no compensation expense has been recognized for this award.

New Performance Shares

On March 28, 2025, the Company granted 472,938 performance shares related to the Company’s three-year cumulative EBITDA metric for the years ended December 31, 2024, December 31, 2025 and December 31, 2026, respectively. Upon achievement of the minimum threshold performance metric, the grantee may earn 50% to 200% of their respective target shares based on the performance goal.  As of March 31, 2025, the Company determined that it was probable that the performance condition based on three-year cumulative EBITDA would be met for the performance shares issued for 2024.

On March 28, 2025, the Company granted 381,718 performance shares related to the Company’s three-year cumulative EBITDA metric for the years ended December 31, 2025, December 31, 2026 and December 31, 2027, respectively. Upon achievement of the minimum threshold performance metric, the grantee may earn 50% to 200% of their respective target shares based on the performance goal.  As of March 31, 2025, the Company determined that it was probable that the performance condition based on three-year cumulative EBITDA would be met for the performance shares issued for 2025.

Note 8. Equity

The following table summarizes the Company’s purchases of WOW common stock during the three months ended March 31, 2025 and 2024, respectively. These shares are reflected as treasury stock in the Company’s consolidated balance sheets.

	Three months ended
	March 31,
	2025	2024

	(shares)
Income tax withholding(1)	252,322	339,891
(1)	Generally, the Company withholds shares to cover the income tax withholdings of the employee upon vesting.

Note 9. Earnings per Common Share

Basic earnings or loss per share attributable to the Company’s common stockholders is computed by dividing net income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share attributable to common stockholders presents the dilutive effect, if any, on a per share basis of potential common shares (such as restricted stock units) as if they had been vested or converted during the periods presented. No such items were included in the computation of diluted loss or earnings per share for the three months ending March 31, 2025 or 2024 because the Company incurred a net loss and the effect of inclusion would have been anti-dilutive.

	March 31,
	2025	2024

	(in millions, except share data)
Net loss	$(13.9)	$(15.0)

Basic weighted-average shares	82,249,490	81,347,672
Effect of dilutive securities:
Restricted stock awards	—	—
Diluted weighted-average shares	82,249,490	81,347,672

Basic and diluted loss per common share
Basic	$(0.17)	$(0.18)
Diluted	$(0.17)	$(0.18)

Note 10. Fair Value Measurements

The fair values of cash, receivables and trade payables approximate their carrying values due to the short-term nature of these instruments. For assets and liabilities of a long-term nature, the Company determines fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs. The Company applies the following hierarchy in determining fair value:

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

During the first quarter of 2024, the Company entered into five interest rate swap arrangements.  The Company’s derivative instrument is accounted for at fair value on a recurring basis and classified within Level 2 of the valuation hierarchy.  The following table reflects the Company’s financial assets and liabilities measured at fair value as of March 31, 2025.

	Level 1	Level 2	Level 3	Total

	(in millions)
Financial Liabilities
Interest rate swaps (1)	$—	$5.7	$—	$5.7
Long-term debt, net (2)	—	834.1	—	834.1
Total	$—	$839.8	$—	$839.8
(1)	Measured as the present value of all expected future cash flows based on the SOFR-based swap yield curves as of March 31, 2025. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.
(2)	Measured based on dealer quotes considering current market rates for the Company’s credit facility. The ratio of the Company’s aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets. Debt fair value does not include debt issuance costs and discount. The First Out Term Loan had a fair value of $321.4 million while the Second Out Term Loan had a fair value of $512.7 million for the period ended March 31, 2025.

The following table reflects the Company’s financial assets and liabilities measured at fair value as of December 31, 2024.

	Level 1	Level 2	Level 3	Total

	(in millions)
Financial Liabilities
Interest rate swaps (1)	$—	$2.9	$—	$2.9
Long-term debt, net (2)	—	864.7	—	864.7
Total	$—	$867.6	$—	$867.6
(1)	Measured as the present value of all expected future cash flows based on the SOFR-based swap yield curves as of December 31, 2024. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.
(2)	Measured based on dealer quotes considering current market rates for the Company’s credit facility. The ratio of the Company’s aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets. Debt fair value does not include debt issuance costs and discount. The First Out Term Loan had a fair value of $324.6 million while the Second Out Term Loan had a fair value of $540.1 million for the period ended December 31, 2024.

There were no transfers into or out of Level 1, 2 or 3 during the periods ended March 31, 2025 and December 31, 2024.

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

The Company is the fixed rate payor on five interest rate swap contracts that effectively fix the SOFR-based index used to determine the interest rates charged on a portion of the Company’s total long-term debt of $1,027.4 million, not including unamortized debt issuance costs and discount. These contracts fix the Company’s term loan variable rate exposure at an average of 4.3% and have expiration dates of February and March 2027. The Company accounts for each agreement on a fair value basis at each reporting period.

The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the condensed consolidated balance sheet as of March 31, 2025.

		Fair Value	Fair Value
		Accrued	Other
	Notional	Liabilities	Non-current
	Amount	and Other	Liabilities

Derivatives Instruments	(in millions)
Interest rate swap contracts as of March 31, 2025	$500.0	$2.0	$3.7

The Company recognized the change in fair value of $2.8 million, in interest expense in the condensed consolidated income statement related to these agreements for the three months ended March 31, 2025.   The Company recognized the change in fair value of $1.1 million, offset by cash receipts of $0.4 million, in interest expense in the condensed consolidated income statement related to these agreements for the three months ended March 31, 2024. See additional disclosure information related to these derivative instruments in Note 10 – Fair Value Measurements.

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

The Company reported income tax benefit of $4.9 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively.  The change to income tax benefit was primarily related to the release of valuation allowance quarter over quarter.

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

As a result of the settlement, the Company accrued $46.8 million as of March 31, 2023, and the associated expense was included in selling, general and administrative expenses in the period recorded.  Per the payment schedule, the Company owes $5.0 million as of March 31, 2025 with final payment to be made in January 2026.  The Company appropriately accrued for these payments in the consolidated financial statements.  Additionally, the Company received a $3.8 million refund from an indemnification claim related to this matter during the year ended December 31, 2024 and an additional $0.5 million during the quarter ended March 31, 2025.  The Company has accounted for this refund as an offset to selling, general, and administrative expenses in the unaudited condensed consolidated statement of operations.  Of the $4.3 million refund from indemnification claims, $2.5 million is related to an agreement from a third party to pay the Company $5.0 million.  The remaining $2.5 million, related to this agreement, will be paid in five $0.5 million installments through April 2026.  The settlement payments will be recognized in the periods in which they are received.

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

Note 14. Segment Reporting

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

	Broadband Services
	Three months ended
	March 31,
	2025	2024

	(in millions)
Direct expense	$23.6	$32.1
Compensation & benefits	26.8	32.6
Bad debt	2.0	2.7
Sales and marketing	6.2	7.9
Field Operations	4.5	5.5
Billing systems and software	3.3	3.2
Professional and legal fees	4.4	0.8
Other segment items (1)	19.7	19.1
Total expenses (2)	$90.5	$103.9
(1)	Other segment items includes building maintenance and utilities, dues and subscriptions, miscellaneous employee expenses, hardware and software expenses, insurance expenses, rental expenses, repair expenses, operating taxes, and vehicle expenses.
(2)	Total expenses agrees to operating (excluding depreciation and amortization) and selling, general, and administrative expenses presented in the unaudited condensed consolidated statement of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the nation’s leading broadband providers offering an expansive portfolio of advanced services, including high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential customers and offer a full range of products and services to business customers. Our services are delivered across 18 markets via our efficient, advanced hybrid fiber-coax (“HFC”) network. Our footprint covers certain suburban areas within the states of Alabama, Florida, Georgia, Michigan, South Carolina and Tennessee. At March 31, 2025, our broadband networks passed nearly 2.0 million homes and businesses and served 473,800 customers.

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

For the three months ended March 31, 2025, the average percentage of HSD only new connections was approximately 94% compared to an average percentage of approximately 92% for the three months ended March 31, 2024. Of the HSD only customers, approximately 72% of the new connections purchased 500MB or higher speeds during the three months ended March 31, 2025 and 2024.

WOW is continuing to focus on its market expansion strategy by building out its network in locations adjacent and nonadjacent to its existing network and bringing its state-of-the-art all IP fiber technology and award-winning customer service to those markets.

Key Transactions Impacting Operating Results and Financial Condition

Critical Accounting Estimates

For a discussion of our critical accounting estimates and the means by which we develop estimates refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K. There have been no material changes from the critical estimates described in our Form 10-K.

Homes Passed and Subscribers

We report homes passed as the number of serviceable addresses, such as single residence homes, apartments and condominium units, and businesses passed by our broadband network and listed in our database. We report total subscribers as the number of subscribers who receive at least one of our HSD, Video or Telephony services, without regard to which or how many services they subscribe. We define each of the individual HSD subscribers, Video subscribers and Telephony subscribers as a revenue generating unit (“RGU”). The following table summarizes homes passed, total subscribers and total RGUs for our services as of each respective date and for comparability purposes, presents subscribers associated with the Company’s operations as of each specified date:

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2024	2024	2024	2024	2025
Homes passed	1,948,500	1,956,700	1,952,200	1,962,100	1,977,600
Total subscribers	500,700	495,200	490,500	478,700	473,800
HSD RGUs	489,700	485,000	480,600	470,400	465,900
Video RGUs	79,300	71,600	66,300	60,600	48,900
Telephony RGUs	77,700	75,700	73,700	71,600	69,200
Total RGUs	646,700	632,300	620,600	602,600	584,000

The following table displays the homes passed and subscribers related to the Company’s market expansion activities, which includes edge-outs and Greenfield expansion:

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2024	2024	2024	2024	2025
Homes passed	147,700	156,600	158,300	169,900	185,100
Total subscribers	32,200	35,800	38,100	40,000	42,900
HSD RGUs	31,900	35,600	37,800	39,800	42,600
Video RGUs	7,200	7,300	7,400	7,400	7,400
Telephony RGUs	4,200	4,600	4,800	5,000	5,400
Total RGUs	43,300	47,500	50,000	52,200	55,400

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

Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our broadband networks were 92% total revenue for the three months ended March 31, 2025 and March 31, 2024.  The remaining percentage of total revenue represents non-subscription revenue primarily from other business services, line assurance warranty services and advertising placement.

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

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three months ended
	March 31,
	2025	2024

	(in millions)
Revenue	$150.0	$161.5
Costs and expenses:
Operating (excluding depreciation and amortization)	59.0	67.5
Selling, general and administrative	31.5	36.4
Depreciation and amortization	50.8	52.4
	141.3	156.3
Income (loss) from operations	8.7	5.2
Other income (expense):
Interest expense	(27.5)	(21.0)
Other income, net	—	0.3
Loss before provision for income tax	(18.8)	(15.5)
Income tax benefit	4.9	0.5
Net loss	$(13.9)	$(15.0)

Revenue

Total revenue for the three months ended March 31, 2025 decreased $11.5 million, or 7%, as compared to revenue for the three months ended March 31, 2024 as follows:

	Three months ended
	March 31,
	2025	2024

	(in millions)
Residential subscription	$110.4	$121.0
Business subscription	28.1	28.0
Total subscription	138.5	149.0
Other business services	4.9	5.3
Other	6.6	7.2
Total revenue	$150.0	$161.5

Subscription Revenue

Total subscription revenue decreased $10.5 million, or 7%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease is primarily driven by a $10.5 million shift in service offering mix as a result of the reduction in RGUs, coupled with a $7.4 million decrease in volume across all services.  This decrease was partially offset by a $7.4 million increase in average revenue per unit (“ARPU”) as a result of rate increases in the fourth quarter of 2024 and the first quarter of 2025. ARPU is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period.

Other Business Services

Other business services revenue decreased $0.4 million, or 8%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease is primarily due to decreases in wholesale revenue and data center revenue.

Other Revenue

Other revenue decreased $0.6 million, or 8%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease is primarily due to decreases in advertising and paper statement revenue, partially offset by an increase in partner streaming fee revenue.

Operating expenses (excluding depreciation and amortization)

Operating expenses (excluding depreciation and amortization) decreased $8.5 million, or 13%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease is primarily driven by decreases in direct operating expense, specifically programming expense of $8.1 million, which aligns with the reduction in Video RGUs between periods, as well as reduction in call center related expenses and bad debt expenses partially offset by increases in building maintenance and utilities and hardware and software expenses.

Incremental contribution

Incremental contribution is defined as subscription services revenue less costs directly incurred from third parties in connection with the provision of such services to our customers (service direct expense). Incremental contribution decreased $2.0 million, or 2% during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease is primarily due to a reduction in HSD, Video and Telephony revenue for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $4.9 million, or 13%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease is primarily due to reductions in certain cash compensation expenses, marketing expenses, and stock compensation expense, as well as the receipt of business continuity insurance recoveries, partially offset by increases in professional and legal services.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased $1.6 million, or 3%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease is primarily due to certain assets reaching the end of their useful life.

Interest expense

Interest expense increased $6.5 million, or 31%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase is primarily due to a higher overall debt balance.  During the fourth quarter of 2024, the Company entered into a new Priority Credit Agreement, which increased the debt balance and has a higher effective interest rate than the previous agreement. The Company entered into five interest rate derivative instruments during the first quarter of 2024, of which the change in the fair value is presented in interest expense each period.

Income tax benefit

We reported income tax benefit of $4.9 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively. The change in income tax benefit was primarily related to the release of valuation allowance quarter over quarter.

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

The following table provides a reconciliation of incremental contribution to income from operations, which is the most directly comparable GAAP measure, for the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,
	2025	2024

	(in millions)
Income from operations	$8.7	$5.2
Revenue (excluding subscription revenue)	(11.5)	(12.5)
Other non-allocated operating expense (excluding depreciation and amortization)	37.3	37.3
Selling, general and administrative	31.5	36.4
Depreciation and amortization	50.8	52.4
Incremental contribution	$116.8	$118.8

Liquidity and Capital Resources

Our primary funding requirements are for our ongoing operations, capital expenditures, outstanding debt obligations, including lease agreements, and strategic investments.  At March 31, 2025, the principal amount of our outstanding consolidated debt aggregated to $1,033.9 million, of which $20.1 million is classified as current in our unaudited condensed consolidated balance sheet as of such date. As of March 31, 2025, we had borrowing capacity of $130.7 million under our Revolving Credit Facility.

We are required to prepay principal amounts if we generate excess cash flow, as defined in the Credit Agreement. As of March 31, 2025, we had $28.8 million of cash.  We believe that our existing cash balances, available borrowing capacity under our Revolving Credit Facility, and operating cash flows will provide sufficient resources to fund our obligations and anticipated liquidity requirements over the next 12 months.

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

Historical Operating, Investing, and Financing Activities

Operating Activities

Net cash provided by operating activities was $16.7 million for the three months ended March 31, 2025 compared to $33.2 million for the three months ended March 31, 2024.  The decrease is primarily due to $23.0 million in timing differences of our receivables and payables, offset by a $6.5 million decrease in cash operating income.

Investing Activities

Net cash used in investing activities was $37.7 million for the three months ended March 31, 2025 compared to $72.5 million for the three months ended March 31, 2024. The decrease is primarily attributable to the timing of spend related to our market expansion initiatives.

We have ongoing capital expenditure requirements related to the maintenance, expansion and technological upgrades of our network. Capital expenditures are funded primarily through a combination of cash on hand and cash flow from operations. Our capital expenditures were $38.9 million and $72.5 million for the three months ended March 31, 2025 and 2024, respectively. The $33.6 million decrease in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is primarily due to the timing of spend related to our market expansion initiatives in locations adjacent and nonadjacent to our existing network.

The following table sets forth additional information regarding our capital expenditures for the periods presented:

	Three months ended
	March 31,
	2025	2024

	(in millions)
Capital Expenditures
Customer premise equipment(1)	$15.9	$18.6
Scalable infrastructure(2)	11.6	32.6
Support capital and other(3)	6.4	10.2
Line extensions(4)	5.0	11.1
Total	$38.9	$72.5
Capital expenditures included in total related to:
Greenfields(5)	$10.8	$43.1
Business services(6)	$2.0	$2.2
Edge-outs(7)	$1.9	$1.7
(1)	Customer premise equipment, includes equipment and installation costs incurred to deliver services to residential and business services customers. CPE includes the costs of acquiring and installing our set-top boxes and modems, as well as the cost of customer connections to our network.
(2)	Scalable infrastructure includes costs, not directly related to customer acquisition activity, to support new customer growth and provide service enhancements (e.g., headend equipment).

(3)	Support capital and other includes costs to modify or replace existing HFC network, including enhancements, and all other costs to support day-to-day operations, including land, buildings, vehicles, office equipment, tools and test equipment.
(4)	Line extensions include costs associated with new home development within our footprint and edge-outs (e.g., fiber / coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(5)	Greenfields represent costs associated with building our fiber technology network in locations nonadjacent to our existing network.
(6)	Business services represent costs associated with the build-out of our network to support business services customers, including the associated CPE.
(7)	Edge-outs represent costs to extend our network into new adjacent service areas, including the associated CPE.

Financing Activities

Net cash provided by financing activities was $11.0 million for the three months ended March 31, 2025 and $35.1 million for the three months ended March 31, 2024. The decrease is primarily due to a reduction in net borrowings during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Priority Credit Agreement. As of March 31, 2025, borrowings under our Priority Credit Agreement consists of three tranches: (i) a first out term loan, which bears interest at SOFR plus 7.00%, (ii) a second out term loan, which bears interest at SOFR plus 3.00%, and (iii) a revolving credit facility which bears interest at SOFR plus 2.75%.  We manage the impact of interest rate changes on earnings and operating cash flows by entering into derivative instruments to protect against increases in the interest rates on our variable rate debt. We use interest rate swaps, where we receive variable rate amounts in exchange for fixed rate payments. As of March 31, 2025, after considering our interest rate swaps, approximately 50% of our Senior Secured Credit Facility is still variable rate debt. A hypothetical 100 basis point (1%) change in SOFR interest rates (based on the interest rates in effect under our Senior Secured Credit Facility as of March 31, 2025) would result in an annual interest expense change of up to approximately $5.3 million on our Senior Secured Credit Facility.

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

Our management, with the participation of the Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2025. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2025, as the result of a material weakness in our internal control over financial reporting discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Notwithstanding the material weakness noted below, management has concluded that the condensed consolidated financial statements included in this quarterly report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States.

Material Weakness in Internal Control over Financial Reporting

As discussed in our Annual Report on Form 10-K management identified a material weakness in internal control over financial reporting that existed at December 31, 2024. The material weakness described below did not result in a misstatement of the Company’s annual or interim consolidated financial statements.

Specifically, management did not have sufficient documentation and evidence of review regarding certain inputs utilized in the Company’s annual impairment testing.

This material weakness continued to exist at March 31, 2025.

Remediation Plan

Management is actively designing a remediation plan to ensure that control deficiencies contributing to the material weakness are fully remediated. The Company is taking steps to strengthen our internal processes and controls associated with the review of inputs utilized in the Company’s annual impairment testing.

We believe that these actions will effectively remediate the material weakness. However, until the new controls and remediated controls operate and management has concluded, through testing, that these controls are operating effectively, the material weakness in our internal controls over financial reporting will not be considered remediated. We do not expect to test these controls until the completion of our next annual impairment testing in the fourth quarter of 2025, absent the occurrence of a triggering event before such time.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2025 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Refer to Note 13 – Commitments and Contingencies for a discussion of the Company’s legal proceedings.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2024 includes “Risk Factors” under Item 1A of Part 1. Other than as set forth below there have been no material changes to the risk factors set forth therein.

The U.S. has established free trade laws and regulations that set certain duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where the components used in our operations are manufactured, such as China , could have a material adverse effect on our business and financial results. In recent years, the U.S. and Chinese governments have imposed a series of significant incremental retaliatory tariffs to certain imported products. To the extent certain components we purchase to execute our greenfield and growth strategies, such as certain network infrastructure materials and customer premise equipment, are manufactured in affected countries, our suppliers will likely raise the prices we pay for such materials to offset these costs.  Historically, we have not been able to pass increased costs along to our customers without the loss of such customers, many of whom have elected simplified pricing with price lock, which prevents us from raising prices for a certain period of time.  While we believe we have sufficient inventory to avoid these potential consequences in the short term, if the actual and potential tariffs and reciprocal tariffs are implemented as currently proposed, our results of operations could be materially negatively impacted, both directly and indirectly through negative effects to our supply chain, as a result of increased costs, decreased demand and other adverse economic impacts, and we may not be able to successfully mitigate or offset such impacts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table presents WOW’s purchases of equity securities completed during the first quarter of 2025 (in millions, except share and per share amounts):

				Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet be
	Total Number of Shares	Average Price	Purchased as Part of Publicly	Purchased Under the Plans
Period	Purchased (1)	Paid per Share	Announced Plans or Programs	or Programs (in millions)
January 1 - 31, 2025	2,100	$4.36	—	$—
February 1 - 28, 2025	1,906	$4.93	—	$—
March 1 - 31, 2025	248,316	$4.88	—	$—
Total	252,322		—
(1)	Represents shares withheld from employees for the payment of taxes upon the vesting of restricted stock awards for the months of January, February, and March 2025, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, none of the Company's directors or Section 16 officers amended, adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

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
101

The following financial information from WideOpenWest, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2025, filed with the Securities and Exchange Commission on May 6, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST, INC.

May 6, 2025	By:	/s/ TERESA ELDER
Teresa Elder
Chief Executive Officer

	By:	/s/ JOHN REGO
John Rego
Chief Financial Officer