Form 10-Q
period 2025-06-30
WideOpenWest, Inc.
filed 2025-08-11
CIK 1701051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of outstanding shares of the registrant’s common stock as of August 5, 2025 was 85,767,970.

WIDEOPENWEST, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2025

This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2025. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to “WOW,” “we,” “us,” “our,” or “the Company” are to WideOpenWest, Inc. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not historical facts contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our goals, beliefs, plans and expectations about our prospects for the future and other future events. Such statements involve certain risks, uncertainties and assumptions. Forward-looking statements include all statements that are not historical fact and can be identified by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “estimate,” “plan,” “project,” “predict,” “potential,” or the negative of these terms. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including, but not limited to:

●	the ability to retain and further attract customers due to increased competition, resource abilities of competitors, and shifts in the entertainment desires of customers;
●	our substantial level of indebtedness, sensitivity to increases in prevailing interest rates, and our ability to comply with all covenants in our debt agreements;
●	our ability to respond to rapid technological change, including our ability to develop and deploy new products and technologies;
●	increases in programming and retransmission costs and/or programming exclusivity in favor of our competitors;
●	the disruption or failure of our network information systems or technologies as a result of hacking, viruses, outages or natural disasters in one or more of our geographic markets;
●	the effects of new regulations or regulatory changes on our business;
●	our ability to procure necessary materials, equipment and services from our vendors in a timely manner in connection with our network expansion initiatives;
●	changes in laws and government regulations that may impact the availability and cost of capital;
●	effects of uncertain economic conditions (e.g., unemployment, decreased disposable income, etc.) which may negatively affect our customers’ demand or ability to pay for our current and future products and services;
●	the potential effects of severe weather events in our market, including hurricanes affecting our markets in the southeastern United States;
●	the proposed Merger (as defined below) is subject to satisfaction of certain closing conditions, including governmental, regulatory and stockholder approvals, which may not be satisfied or completed within the expected timeframe, if at all;
●	the proposed Merger may cause disruption to our relationship with customers, other third-party business partners and employees;
●	the costs we have incurred and will continue to incur as a result of the Merger;
●	our ability to manage the risks involved in the foregoing; and

other factors described from time to time in our reports filed or furnished with the SEC, and in particular those factors set forth in the section entitled “Risk Factors” in our annual report filed on Form 10-K with the SEC on March 14, 2025 and other reports subsequently filed with the SEC. Given these uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof or the date specified herein, based on information available to us as of such date. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

ii

PART I-FINANCIAL INFORMATION

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2025	2024

	(in millions, except share data)
Assets
Current assets
Cash	$31.8	$38.8
Accounts receivable—trade, net of allowance for credit losses of $3.1 and $3.3, respectively	34.3	32.0
Accounts receivable—other	2.1	2.1
Prepaid expenses and other	41.2	38.9
Total current assets	109.4	111.8
Right-of-use lease assets—operating	18.9	19.3
Property, plant and equipment, net	823.9	831.2
Franchise operating rights	278.3	278.3
Goodwill	225.1	225.1
Intangible assets subject to amortization, net	0.5	0.6
Other non-current assets	45.4	46.2
Total assets	$1,501.5	$1,512.5
Liabilities and stockholders’ equity
Current liabilities
Accounts payable—trade, net	$43.5	$42.2
Accrued interest	19.0	19.8
Current portion of long-term lease liability—operating	4.7	4.6
Accrued liabilities and other	61.4	72.8
Current portion of long-term debt and finance lease obligations	20.3	20.0
Current portion of unearned service revenue	23.1	23.8
Total current liabilities	172.0	183.2
Long-term debt and finance lease obligations, net of debt issuance costs —less current portion	1,032.7	997.4
Long-term lease liability—operating	16.4	16.9
Deferred income taxes, net	85.4	91.0
Other non-current liabilities	14.1	15.2
Total liabilities	1,320.6	1,303.7
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 101,398,199 and 100,219,835 issued as of June 30, 2025 and December 31, 2024, respectively; 85,724,788 and 84,810,418 outstanding as of June 30, 2025 and December 31, 2024, respectively	1.0	1.0
Additional paid-in capital	408.0	402.9
Accumulated deficit	(70.2)	(38.5)
Treasury stock at cost, 15,673,411 and 15,409,417 shares as of June 30, 2025 and December 31, 2024, respectively	(157.9)	(156.6)
Total stockholders’ equity	180.9	208.8
Total liabilities and stockholders’ equity	$1,501.5	$1,512.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in millions, except per share and share data)
Revenue	$144.2	$158.8	$294.2	$320.3
Costs and expenses:
Operating (excluding depreciation and amortization)	55.2	64.6	114.2	132.1
Selling, general and administrative	35.9	37.8	67.4	74.2
Depreciation and amortization	50.7	52.7	101.5	105.1
	141.8	155.1	283.1	311.4
Income from operations	2.4	3.7	11.1	8.9
Other income (expense):
Interest expense	(25.6)	(17.8)	(53.1)	(38.8)
Other income, net	0.2	0.2	0.2	0.5
Loss before provision for income tax	(23.0)	(13.9)	(41.8)	(29.4)
Income tax benefit	5.2	3.1	10.1	3.6
Net loss	$(17.8)	$(10.8)	$(31.7)	$(25.8)

Basic and diluted loss per common share
Basic	$(0.22)	$(0.13)	$(0.38)	$(0.32)
Diluted	$(0.22)	$(0.13)	$(0.38)	$(0.32)
Weighted-average common shares outstanding
Basic	82,791,997	81,938,341	82,522,958	81,644,131
Diluted	82,791,997	81,938,341	82,522,958	81,644,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

		Common	Treasury	Additional		Total
	Common	Stock	Stock at	Paid-in	Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Deficit	Equity

	(in millions, except share data)
Balances at January 1, 2025	84,810,418	$1.0	$(156.6)	$402.9	$(38.5)	$208.8
Stock-based compensation	—	—	—	2.4	—	2.4
Issuance of restricted stock, net	1,029,789	—	—	—	—	—
Purchase of shares	(252,322)	—	(1.3)	—	—	(1.3)
Net loss	—	—	—	—	(13.9)	(13.9)
Balances at March 31, 2025(1)	85,587,885	$1.0	$(157.9)	$405.3	$(52.4)	$196.0
Stock-based compensation	—	—	—	2.7	—	2.7
Issuance of restricted stock, net	148,575	—	—	—	—	—
Purchase of shares	(11,672)	—	—	—	—	—
Net loss	—	—	—	—	(17.8)	(17.8)
Balances at June 30, 2025(1)	85,724,788	$1.0	$(157.9)	$408.0	$(70.2)	$180.9
(1)	Included in outstanding shares as of March 31, 2025 and June 30, 2025, are 2,939,868 and 2,834,105, respectively, of non-vested shares of restricted stock awards granted to employees and directors.

					Retained
		Common	Treasury	Additional	Earnings	Total
	Common	Stock	Stock at	Paid-in	(Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Deficit)	Equity

	(in millions, except share data)
Balances at January 1, 2024	83,557,786	$1.0	$(154.9)	$391.8	$20.3	$258.2
Stock-based compensation	—	—	—	3.0	—	3.0
Issuance of restricted stock, net	111,431	—	—	—	—	—
Purchase of shares	(339,891)	—	(1.6)	—	—	(1.6)
Net loss	—	—	—	—	(15.0)	(15.0)
Balances at March 31, 2024(1)	83,329,326	$1.0	$(156.5)	$394.8	$5.3	$244.6
Stock-based compensation	—	—	—	2.9	—	2.9
Issuance of restricted stock, net	1,449,131	—	—	—	—	—
Purchase of shares	(21,317)	—	(0.1)	—	—	(0.1)
Net loss	—	—	—	—	(10.8)	(10.8)
Balances at June 30, 2024(1)	84,757,140	$1.0	$(156.6)	$397.7	$(5.5)	$236.6
(1)	Included in outstanding shares as of March 31, 2024 and June 30, 2024 are 1,482,690 and 2,726,560, respectively, of non-vested shares of restricted stock awards granted to employees and directors.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2025	2024

	(in millions)
Cash flows from operating activities:
Net loss	$(31.7)	$(25.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	102.8	105.4
Deferred income taxes	(5.6)	(9.9)
Provision for credit losses	3.7	4.8
Gain on sale of operating assets, net	(1.3)	(0.3)
Amortization of debt issuance costs and discount	2.9	0.9
Change in fair value of derivative instruments	3.4	(0.7)
Non-cash compensation	5.1	5.9
Other non-cash items	—	(0.1)
Changes in operating assets and liabilities:
Receivables and other operating assets	(7.6)	0.1
Payables and accruals	(18.9)	6.3
Net cash provided by operating activities	$52.8	$86.6
Cash flows from investing activities:
Capital expenditures	$(86.8)	$(123.6)
Other investing activities	1.3	0.1
Net cash used in investing activities	$(85.5)	$(123.5)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$40.0	$44.0
Payments on long-term debt and finance lease obligations	(13.0)	(10.0)
Reimbursement of finance lease payments	—	1.7
Purchase of shares	(1.3)	(1.5)
Net cash provided by financing activities	$25.7	$34.2
Decrease in cash and cash equivalents	(7.0)	(2.7)
Cash, beginning of period	38.8	23.4
Cash, end of period	$31.8	$20.7
Supplemental disclosures of cash flow information:
Cash paid during the periods for interest, net	$47.5	$38.6
Cash received during the periods for interest rate swap	$—	$1.6
Cash paid during the periods for income taxes	$1.0	$0.1
Insurance proceeds received for business interruption	$2.7	$—
Indemnification proceeds received for patent litigation	$1.0	$1.8
Non-cash operating activities:
Operating lease additions	$1.9	$2.9
Non-cash investing and financing activities:
Finance lease additions	$5.8	$5.1
Excise tax payable	$—	$0.2
Capital expenditures within accounts payable and accruals	$32.3	$33.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(unaudited)

Note 1. General Information

WideOpenWest, Inc. (“WOW” or the “Company”) is a broadband provider offering an expansive portfolio of advanced services, including high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential and business customers. The Company serves customers in 18 markets in the United States which consist of Detroit and Lansing, Michigan; Central Michigan; Augusta, Columbus, Newnan and West Point, Georgia; Charleston and Greenville County, South Carolina; Dothan, Auburn, Huntsville and Montgomery, Alabama; Knoxville, Tennessee; and Hernando County, Panama City, Pinellas County and Seminole County, Florida.

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

The Company recorded a change in accounting estimate during the first quarter of 2025 related to the fair value measurement of debt for income tax purposes under ASC 740 that resulted in a $9.9 million change in the deferred tax liability on the condensed consolidated balance sheets.

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

Note 3. Revenue from Contracts with Customers

Revenue by Service Offering

The following table presents revenue by service offering:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in millions)
Residential subscription
HSD	$85.0	$85.7	$170.5	$172.6
Video	16.4	28.3	37.0	57.6
Telephony	3.9	4.5	8.2	9.3
Total residential subscription	$105.3	$118.5	$215.7	$239.5
Business subscription
HSD	$19.8	$19.3	$39.7	$38.6
Video	2.1	2.5	4.4	5.0
Telephony	5.7	6.2	11.6	12.4
Total business subscription	$27.6	$28.0	$55.7	$56.0
Total subscription services revenue	132.9	146.5	271.4	295.5
Other business services revenue(1)	4.9	5.0	9.8	10.3
Other revenue	6.4	7.3	13.0	14.5
Total revenue	$144.2	$158.8	$294.2	$320.3
(1)	Includes wholesale and colocation lease revenue of $4.9 million and $4.7 million for the three months ended June 30, 2025 and 2024, respectively, and $9.6 million and $9.7 million for the six months ended June 30, 2025 and 2024, respectively, a portion of which is recognized under ASC 842.

Promotional Costs

The following table summarizes the activity of promotional costs:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in millions)
Balance at beginning of period	$14.5	$20.3	$16.2	$20.4
Deferral	0.3	1.7	0.7	3.8
Amortization	(2.2)	(2.3)	(4.3)	(4.5)
Balance at end of period	$12.6	$19.7	$12.6	$19.7

The following table presents the current and non-current portion of promotional costs for the periods presented:

	June 30, 2025	December 31, 2024

	(in millions)
Current promotional costs	$7.0	$8.0
Non-current promotional costs	5.6	8.2
Total promotional costs	$12.6	$16.2

Costs of Obtaining Contracts with Customers

The following table summarizes the activity of costs of obtaining contracts with customers:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in millions)
Balance at beginning of period	$42.1	$42.9	$42.6	$42.4
Deferral	4.3	4.5	8.0	9.2
Amortization	(4.3)	(4.2)	(8.5)	(8.4)
Balance at end of period	$42.1	$43.2	$42.1	$43.2

The following table presents the current and non-current portion of costs of obtaining contracts with customers as of the end of the corresponding periods:

	June 30, 2025	December 31, 2024

	(in millions)
Current costs of obtaining contracts with customers	$16.9	$16.8
Non-current costs of obtaining contracts with customers	25.2	25.8
Total costs of obtaining contracts with customers	$42.1	$42.6

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

Contract Liabilities

The following table summarizes the activity of current and non-current contract liabilities:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in millions)
Balance at beginning of period	$2.2	$2.3	$2.3	$2.5
Deferral	2.3	2.7	4.6	5.1
Revenue recognized	(2.3)	(2.6)	(4.7)	(5.2)
Balance at end of period	$2.2	$2.4	$2.2	$2.4

The following table presents the current and non-current portion of contract liabilities as of the end of the corresponding periods:

	June 30, 2025	December 31, 2024

	(in millions)
Current contract liabilities	$1.9	$2.0
Non-current contract liabilities	0.3	0.3
Total contract liabilities	$2.2	$2.3

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

A summary of expected business subscription and other business services revenue to be recognized in future periods related to performance obligations which have not been satisfied or are partially unsatisfied as of June 30, 2025 is set forth in the table below:

	2025	2026	2027	Thereafter	Total

	(in millions)
Subscription services	$29.0	37.2	17.4	6.6	$90.2
Other business services	2.5	3.8	2.1	2.0	10.4
Total expected revenue	$31.5	$41.0	$19.5	$8.6	$100.6

Provision for Credit Losses

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

The following table presents the change in the allowance for credit losses for trade accounts receivable:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in millions)
Accounts receivable - trade	$37.4	$42.9	$37.4	$42.9

Allowance for credit losses:
Balance at beginning of period	$3.3	$6.4	$3.3	$6.7
Provision charged to expense	1.7	2.1	3.7	4.8
Accounts written off, net of recoveries	(1.9)	(3.0)	(3.9)	(6.0)
Balance at end of period	$3.1	$5.5	$3.1	$5.5

Accounts receivable - trade, net of allowance for credit losses	$34.3	$37.4	$34.3	$37.4

Note 4. Plant, Property and Equipment, Net

Plant, property and equipment consists of the following:

	June 30,	December 31,
	2025	2024

	(in millions)
Distribution facilities	$1,740.5	$1,673.7
Head-end equipment	309.9	303.8
Customer premise equipment	267.4	269.1
Computer equipment and software	206.6	199.5
Telephony infrastructure	48.0	48.0
Buildings and leasehold improvements	34.9	34.3
Vehicles	31.9	29.4
Office and technical equipment	19.2	19.2
Land	4.7	4.7
Construction in progress (including material inventory and other)	68.1	62.2
Total property, plant and equipment	2,731.2	2,643.9
Less accumulated depreciation	(1,907.3)	(1,812.7)
	$823.9	$831.2

Depreciation expense for the three months ended June 30, 2025 and 2024 was $50.7 million and $52.5 million, respectively.

Depreciation expense for the six months ended June 30, 2025 and 2024 was $102.7 million and $105.2 million, respectively. Included in depreciation and amortization expense in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2025 and 2024 were net gains on sales of operating assets of $1.3 million and $0.3 million, respectively.

Note 5. Accrued Liabilities and Other

Accrued liabilities and other consists of the following:

	June 30,	December 31,
	2025	2024

	(in millions)
Payroll and employee benefits	$18.6	$29.5
Programming costs	7.0	8.8
Patent litigation settlement	5.0	6.0
Property, income, sales and use taxes	4.4	8.3
Professional fees	6.1	3.2
Employee severance	2.9	3.8
Franchise and revenue sharing fees	2.7	3.7
Fair value of interest rate swap	2.5	1.0
Utility pole costs	2.7	2.0
Other accrued liabilities	9.5	6.5
	$61.4	$72.8

Note 6. Long-Term Debt and Finance Leases

The following table summarizes the Company’s long-term debt and finance leases:

				December 31,
	June 30, 2025			2024
	Available
	borrowing	Effective	Outstanding	Outstanding
	capacity	interest rate(1)	balance	balance

	(in millions)
Long-term debt:
Super-priority Loans, net(2)	—	8.92%	907.2	913.7
Revolving Credit Facility(3)	110.4	7.26%	135.0	95.0
Total long-term debt	$110.4		1,042.2	1,008.7
Other Financing			0.7	0.9
Finance lease obligations			24.7	24.9
Total long-term debt, finance lease obligations and other			1,067.6	1,034.5
Debt issuance costs, net(4)			(14.6)	(17.1)
Sub-total			1,053.0	1,017.4
Less current portion			(20.3)	(20.0)
Long-term portion			$1,032.7	$997.4
(1)	Represents the effective interest rate in effect for all borrowings outstanding as of June 30, 2025 pursuant to each debt instrument including the applicable margin. Excluding the impact of the derivative instruments the First Out Term Loan rate is 11.5% and the Second Out Term Loan rate is 7.5%.
(2)	At June 30, 2025 and December 31, 2024 includes $2.9 million and $3.3 million of net unamortized discounts, respectively.
(3)	Available borrowing capacity at June 30, 2025 represents $250.0 million of total availability less borrowings of $135.0 million on the Revolving Credit Facility and outstanding letters of credit of $4.6 million. Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company.
(4)	At June 30, 2025 and December 31, 2024 debt issuance costs include $12.5 million and $14.3 million related to Super Priority Loans and $2.1 million and $2.8 million related to the Revolving Credit Facility, respectively.

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

As of June 30, 2025, the Company was in compliance with all debt covenants.

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

The Company recorded $2.7 million and $2.9 million of total non-cash compensation expense for the three months ended June 30, 2025 and 2024, respectively, and recorded $5.1 million and $5.9 million for the six months ended June 30, 2025 and 2024, respectively.

The following table presents the changes in restricted stock activity during the six months ended June 30, 2025 and 2024:

	June 30,	June 30,
	2025	2024

	(shares)
Outstanding, beginning of period	2,713,818	2,451,026
Granted	1,411,729	1,704,349
Vested	(1,058,077)	(1,285,028)
Forfeited	(233,365)	(143,787)
Outstanding, end of period(1)	2,834,105	2,726,560
(1)	The total outstanding non-vested shares of restricted stock awards granted to employees and directors are included in total outstanding shares as of June 30, 2025 and 2024.

Existing Performance Shares

The 2023 performance shares are based on the Company’s achievement level relative to: 50% based upon the Company’s Total Shareholder Return (“TSR”) relative to the TSRs of the Company’s peer group and 50% based on the Company’s three-year cumulative EBITDA metric.

The performance shares based on three-year cumulative EBITDA have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common stock on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed.  As of June 30, 2025, the Company determined that it was not probable that the performance condition based on three-year cumulative EBITDA would be met for the performance shares issued in 2023.  This conclusion is consistent with the assessment performed at December 31, 2024 and as such, no compensation expense has been recognized for this award.

New Performance Shares

On March 28, 2025, the Company granted 472,938 performance shares related to the Company’s three-year cumulative EBITDA metric for the years ended December 31, 2024, December 31, 2025 and December 31, 2026, respectively. Upon achievement of the minimum threshold performance metric, the grantee may earn 50% to 200% of their respective target shares based on the performance goal.  As of June 30, 2025, the Company determined that it was probable that the performance condition based on three-year cumulative EBITDA would be met for the performance shares issued for 2024.

On March 28, 2025, the Company granted 381,718 performance shares related to the Company’s three-year cumulative EBITDA metric for the years ended December 31, 2025, December 31, 2026 and December 31, 2027, respectively. Upon achievement of the minimum threshold performance metric, the grantee may earn 50% to 200% of their respective target shares based on the performance goal.  As of June 30, 2025, the Company determined that it was probable that the performance condition based on three-year cumulative EBITDA would be met for the performance shares issued for 2025.

Note 8. Equity

The following table summarizes the Company’s purchases of WOW common stock during the three and six months ended June 30, 2025 and 2024, respectively. These shares are reflected as treasury stock in the Company’s unaudited condensed consolidated balance sheets.

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(shares)
Income tax withholding(1)	11,672	21,317	263,994	361,208
(1)	Generally, the company withholds shares to cover the income tax withholdings of the employee upon vesting.

Note 9. Earnings per Common Share

Basic earnings or loss per share attributable to the Company’s common stockholders is computed by dividing net income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share attributable to common stockholders presents the dilutive effect, if any, on a per share basis of potential common shares (such as restricted stock units) as if they had been vested or converted during the periods presented.  No such items were included in the computation of diluted loss or earnings per share for the three and six months ended June 30, 2025 and 2024 because the Company incurred a net loss and the effect of inclusion would have been anti-dilutive.

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in millions, except share data)
Net loss	$(17.8)	$(10.8)	$(31.7)	$(25.8)

Basic weighted-average shares	82,791,997	81,938,341	82,522,958	81,644,131
Effect of dilutive securities:
Restricted stock awards	—	—	—	—
Diluted weighted-average shares	82,791,997	81,938,341	82,522,958	81,644,131

Basic and diluted loss per common share
Basic	$(0.22)	$(0.13)	$(0.38)	$(0.32)
Diluted	$(0.22)	$(0.13)	$(0.38)	$(0.32)

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

During the first quarter of 2024, the Company entered into five interest rate swap arrangements.  The Company’s derivative instruments are accounted for at fair value on a recurring basis and classified within Level 2 of the valuation hierarchy.  The following table reflects the Company’s financial assets and liabilities measured at fair value as of June 30, 2025.

	Level 1	Level 2	Level 3	Total

	(in millions)
Financial Liabilities
Interest rate swaps (1)	$—	$6.3	$—	$6.3
Long-term debt, net (2)	—	826.7	—	826.7
Total	$—	$833.0	$—	$833.0
(1)	Measured as the present value of all expected future cash flows based on the SOFR-based swap yield curves as of June 30, 2025. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.
(2)	Measured based on dealer quotes considering current market rates for the Company’s credit facility. The ratio of the Company’s aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets. Debt fair value does not include debt issuance costs and discount. The First Out Term Loan had a fair value of $319.8 million while the Second Out Term Loan had a fair value of $506.9 million for the period ended June 30, 2025.

The following table reflects the Company’s financial assets and liabilities measured at fair value as of December 31, 2024.

	Level 1	Level 2	Level 3	Total

	(in millions)
Financial Liabilities
Interest rate swaps (1)	$—	$2.9	$—	$2.9
Long-term debt, net (2)	—	864.7	—	864.7
Total	$—	$867.6	$—	$867.6

(1)	Measured as the present value of all expected future cash flows based on the SOFR-based swap yield curves as of December 31, 2024. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.
(2)	Measured based on dealer quotes considering current market rates for the Company’s credit facility. The ratio of the Company’s aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets. Debt fair value does not include debt issuance costs and discount. The First Out Term Loan had a fair value of $324.6 million while the Second Out Term Loan had a fair value of $540.1 million for the period ended December 31, 2024.

There were no transfers into or out of Level 1, 2 or 3 during the periods ended June 30, 2025 and December 31, 2024.

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

As of June 30, 2025, the Company is the fixed rate payor on five interest rate swap contracts that effectively fix the SOFR-based index used to determine the interest rates charged on a portion of the Company’s total long-term debt of $1,045.1 million, not including unamortized debt issuance costs and discount. These contracts fix the Company’s term loan variable rate exposure at an average of 4.3% and have expiration dates of February and March 2027. The Company accounts for each agreement on a fair value basis at each reporting period.

The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the unaudited condensed consolidated balance sheet as of June 30, 2025.

		Fair Value	Fair Value
		Accrued	Other
	Notional	Liabilities	Non-current
	Amount	and Other	Liabilities

Derivatives Instruments	(in millions)
Interest rate swap contracts as of June 30, 2025	$500.0	$2.5	$3.8

The Company recognized the change in fair value of $0.6 million, with deminimus cash settlements, in interest expense in the condensed consolidated income statement related to these agreements for the three months ended June 30, 2025.   The Company recognized the change in fair value of ($1.8) million, offset by cash receipts of $1.2 million, in interest expense in the condensed consolidated income statement related to these agreements for the three months ended June 30, 2024.

The Company recognized the change in fair value of $3.4 million, with deminimus cash settlements, in interest expense in the condensed consolidated income statement related to these agreements for the six months ended June 30, 2025.   The Company recognized the change in fair value of ($0.7) million, offset by cash receipts of $1.6 million, in interest expense in the condensed consolidated income statement related to these agreements for the six months ended June 30, 2024.

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

The Company reported income tax benefit of $5.2 million and $3.1 million for the three months ended June 30, 2025 and 2024, respectively, and income tax benefit of $10.1 million and $3.6 million for the six months ended June 30, 2025 and 2024, respectively.

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

As a result of the settlement, the Company accrued $46.8 million as of March 31, 2023, and the associated expense was included in selling, general and administrative expenses in the period recorded.  Per the payment schedule, the Company owes $5.0 million as of June 30, 2025 with final payment to be made in January 2026.  The Company appropriately accrued for these payments in the consolidated financial statements.  Additionally, the Company received a $3.8 million refund from an indemnification claim related to this matter during the year ended December 31, 2024 and an additional $0.5 million and $1.0 million during the three and six months ended June 30, 2025, respectively.  The Company has accounted for these refunds as an offset to selling, general, and administrative expenses in the unaudited condensed consolidated statement of operations.  The $1.0 million received in 2025 is related to an agreement from a third party to pay the Company a total of $5.0 million. The Company has received $3.0 million of the total $5.0 million, with the remainder to be received in $0.5 million installments through April 2026.  The settlement payments will be recognized in the periods in which they are received.

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

As one reportable segment, the Company does not have any intra-entity sales or transfers.

	Broadband Services (1)
	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in millions)
Compensation and benefits	$30.5	$29.8	$57.4	$62.4
Direct expense	20.0	29.4	43.5	61.5
Customer service and support	11.8	12.7	23.9	25.5
Sales and marketing	6.7	6.9	12.9	14.7
Hardware and software	5.9	5.8	11.7	11.6
Professional and legal fees	6.2	5.9	10.3	6.4
Billing systems and software	3.3	3.2	6.6	6.4
Bad debt	1.7	2.2	3.7	4.9
Other segment items (2)	5.0	6.5	11.6	12.9
Total expenses (3)	$91.1	$102.4	$181.6	$206.3

________________________________________

(1)	The breakout of expenses has been updated to reflect the key expenses reviewed by the CEO.
(2)	Other segment items includes rental expense, insurance expenses, operating taxes, building maintenance and utilities, dues and subscriptions, and miscellaneous employee related expenses.
(3)	Total expenses agrees to operating (excluding depreciation and amortization) and selling, general, and administrative expenses presented in the unaudited condensed consolidated statement of operations.

Note 15. Subsequent Events

Passage of the One Big Beautiful Bill Act

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. We are in the process of evaluating the impact of the OBBBA on our Consolidated Financial Statements.

Merger Agreement

On August 11, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bandit Parent LP, a Delaware limited partnership (“Parent”) and Bandit Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the terms and conditions thereof, Merger Sub will merge with and into the Company (the “Merger”) with the Company continuing as the surviving corporation. Parent and Merger Sub are affiliates of DigitalBridge and Crestview Partners, L.P. (“Crestview”). Crestview is currently the beneficial owner of approximately 37% of the Company’s outstanding shares of common stock. Subject to the terms and conditions set forth in the Merger Agreement, upon the consummation of the Merger, each share of the Company’s common stock, par value $0.01 per share (other than shares of the Company’s common stock (i) held directly or indirectly by Parent, Merger Sub or any subsidiary of the Company, (ii) held by the Company as treasury shares, (iii) held by any person who properly exercises appraisal rights under Delaware law or (iv) subject to the Rollover Agreement described below) will be converted into the right to receive an amount in cash equal to $5.20 per share, without interest, subject to any withholding of taxes required by applicable law.

Certain stockholders of the Company affiliated with Crestview have entered into a Rollover, Voting and Support Agreement (the “Rollover Agreement”) with the Company and Parent pursuant to which such stockholders have agreed to contribute their shares of Company common stock to Parent or an affiliate of Parent in exchange for equity interests of Parent or an affiliate of Parent, on the terms and subject to the conditions set forth in such agreement.  The stockholders party to the Rollover Agreement have also agreed to vote their shares of Company common stock, representing approximately 37% of the outstanding shares of Company common stock, in favor of the adoption of the Merger Agreement.

The Merger, if completed, will result in WideOpenWest becoming a private company and the shares of Company common stock being de-listed from the New York Stock Exchange and de-registered under the Securities Exchange Act of 1934, as amended.  The Merger is expected to close by the end of the year or in the first quarter of 2026.

The closing of the Merger is subject to various conditions, including the adoption of the Merger Agreement by holders of a majority of the outstanding shares of Company common stock and approval by the Federal Communications Commission.  In addition, if the Merger Agreement is terminated under specified circumstances, the Company is required to pay Parent a termination fee of $15.8 million in cash, or Parent is required to pay the Company a termination fee of $31.6 million in cash.

Revolver Extension

In addition, on August 11, 2025, WideOpenWest Finance, LLC (the “Borrower”), a wholly owned subsidiary of the Company, entered into an amendment to the Revolving Credit Facility (the “RCF”) under the Super-Priority Credit Agreement, dated October 11, 2024, as otherwise amended from time to time, among, inter alia, the Borrower, the lenders party thereto, and Wilmington Savings Fund Society, FSB, as the administrative and collateral agent thereunder (the “Revolver Amendment”).  Among other things, the Revolver Amendment extends the maturity date of the RCF to June 30, 2027; provided that, from and after (and contingent upon) the closing of the Merger Agreement, the maturity date will be September 11, 2028. Additionally, the Revolver Amendment (i) amends the interest rate applicable to outstanding amounts under the RCF to a per annum rate of SOFR plus 6.00%, subject to a series of stepdowns contingent upon injection of incremental equity following the closing of the Merger Agreement, and (ii) provides for certain adjustments to the maximum secured net leverage ratio covenant in future periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the nation’s leading broadband providers offering an expansive portfolio of advanced services, including high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential customers and offer a full range of products and services to business customers. Our services are delivered across 18 markets via our efficient, advanced hybrid fiber-coax (“HFC”) network. Our footprint covers certain suburban areas within the states of Alabama, Florida, Georgia, Michigan, South Carolina and Tennessee. At June 30, 2025, our broadband networks passed nearly 2.0 million homes and businesses and served approximately 469,600 customers.

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

We continue to experience strong demand for our HSD service. For the three and six months ended June 30, 2025, the average percentage of HSD only new connections was approximately 93%, consistent with the corresponding periods in 2024. There was an increase in customers purchasing higher speeds with approximately 75% of HSD only new connections purchasing 500MB or higher speeds during the three and six months ended June 30, 2025, representing an increase of approximately 3% when compared to the corresponding periods in 2024.

WOW is continuing to focus on its greenfield expansion strategy by building out its network in locations adjacent and nonadjacent to its existing network and bringing its state-of-the-art all IP fiber technology and award-winning customer service to those markets. As of June 30, 2025, WOW launched services in the communities of Altamonte Springs, Wekiwa Springs, Casselberry, Forest City, Longwood, Sanlando Springs, Lake Mary, Winter Springs, and Sanford, Florida as well as Headland, Alabama and Mauldin, South Carolina.

Recent Developments

Merger Agreement

On August 11, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bandit Parent LP, a Delaware limited partnership (“Parent”) and Bandit Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the terms and conditions thereof, Merger Sub will merge with and into the Company (the “Merger”) with the Company continuing as the surviving corporation. Parent and Merger Sub are affiliates of DigitalBridge and Crestview Partners, L.P. (“Crestview”). Crestview is currently the beneficial owner of approximately 37% of the Company’s outstanding shares of common stock. Subject to the terms and conditions set forth in the Merger Agreement, upon the consummation of the Merger, each share of the Company’s common stock, par value $0.01 per share (other than shares of the Company’s common stock (i) held directly or indirectly by Parent, Merger Sub or any subsidiary of the Company, (ii) held by the Company as treasury shares, (iii) held by any person who properly exercises appraisal rights under Delaware law or (iv) subject to the Rollover Agreement described below) will be converted into the right to receive an amount in cash equal to $5.20 per share, without interest, subject to any withholding of taxes required by applicable law.

Certain stockholders of the Company affiliated with Crestview have entered into a Rollover, Voting and Support Agreement (the “Rollover Agreement”) with the Company and Parent pursuant to which such stockholders have agreed to contribute their shares of Company common stock to Parent or an affiliate of Parent in exchange for equity interests of Parent or an affiliate of Parent, on the terms and subject to the conditions set forth in such agreement.  The stockholders party to the Rollover Agreement have also agreed to vote their shares of Company common stock, representing approximately 37% of the outstanding shares of Company common stock, in favor of the adoption of the Merger Agreement.

The Merger, if completed, will result in WideOpenWest becoming a private company and the shares of Company common stock being de-listed from the New York Stock Exchange and de-registered under the Securities Exchange Act of 1934, as amended.  The Merger is expected to close by the end of the year or in the first quarter of 2026.

The closing of the Merger is subject to various conditions, including the adoption of the Merger Agreement by holders of a majority of the outstanding shares of Company common stock and approval by the Federal Communications Commission.  In addition, if the Merger Agreement is terminated under specified circumstances, the Company is required to pay Parent a termination fee of $15.8 million in cash, or Parent is required to pay the Company a termination fee of $31.6 million in cash.

Revolver Extension

In addition, we entered into an amendment to the Revolving Credit Facility (the “RCF”) under the Super-Priority Credit Agreement, The amendment extends the maturity date of the RCF to June 30, 2027; provided that, from and after (and contingent upon) the closing of the Merger Agreement, the maturity date will be September 11, 2028. Additionally, the amendment (i) amends the interest rate applicable to outstanding amounts under the RCF to a per annum rate of SOFR plus 6.00%, subject to a series of stepdowns contingent upon injection of incremental equity following the closing of the Merger Agreement, and (ii) provides for certain adjustments to the maximum secured net leverage ratio covenant in future periods.

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

Homes Passed and Subscribers

We report homes passed as the number of serviceable addresses, such as single residence homes, apartments and condominium units, and businesses passed by our broadband network and listed in our database. We report total subscribers as the number of subscribers who receive at least one of our HSD, Video or Telephony services, without regard to which or how many services they subscribe. We define each of the individual HSD subscribers, Video subscribers and Telephony subscribers as a revenue generating unit (“RGU”). The following table summarizes homes passed, total subscribers and total RGUs for our services as of each respective date and for comparability purposes, presents subscribers associated with the Company’s operations as of each specified date:

	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2024	2024	2024	2025	2025
Homes passed	1,956,700	1,952,200	1,962,100	1,977,600	1,997,100
Total subscribers	495,200	490,500	478,700	473,800	469,600
HSD RGUs	485,000	480,600	470,400	465,900	462,000
Video RGUs	71,600	66,300	60,600	48,900	42,500
Telephony RGUs	75,700	73,700	71,600	69,200	67,000
Total RGUs	632,300	620,600	602,600	584,000	571,500

The following table displays the homes passed and subscribers related to the Company’s market expansion activities, which includes edge-outs and Greenfield expansion:

	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2024	2024	2024	2025	2025
Homes passed	156,600	158,300	169,900	185,100	204,100
Total subscribers	35,800	38,100	40,000	42,900	46,300
HSD RGUs	35,600	37,800	39,800	42,600	46,000
Video RGUs	7,300	7,400	7,400	7,400	7,500
Telephony RGUs	4,600	4,800	5,000	5,400	5,700
Total RGUs	47,500	50,000	52,200	55,400	59,200

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

Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our broadband networks were 92% total revenue for the six months ended June 30, 2025 and 2024. The remaining percentage of total revenue represents non-subscription revenue primarily from other business services, paper statement fees, late fees, line assurance warranty services and advertising placement.

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

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in millions)
Revenue	$144.2	$158.8	$294.2	$320.3
Costs and expenses:
Operating (excluding depreciation and amortization)	55.2	64.6	114.2	132.1
Selling, general and administrative	35.9	37.8	67.4	74.2
Depreciation and amortization	50.7	52.7	101.5	105.1
	141.8	155.1	283.1	311.4
Income from operations	2.4	3.7	11.1	8.9
Other income (expense):
Interest expense	(25.6)	(17.8)	(53.1)	(38.8)
Other income, net	0.2	0.2	0.2	0.5
Loss before provision for income tax	(23.0)	(13.9)	(41.8)	(29.4)
Income tax benefit	5.2	3.1	10.1	3.6
Net loss	$(17.8)	$(10.8)	$(31.7)	$(25.8)

Revenue

Total revenue for three and six months ended June 30, 2025 decreased $14.6 million and $26.1 million, or 9% and 8%, respectively, as compared to the corresponding periods in 2024 as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in millions)
Residential subscription	$105.3	$118.5	$215.7	$239.5
Business subscription	27.6	28.0	55.7	56.0
Total subscription	132.9	146.5	271.4	295.5
Other business services	4.9	5.0	9.8	10.3
Other	6.4	7.3	13.0	14.5
Total revenue	$144.2	$158.8	$294.2	$320.3

Subscription Revenue

Total subscription revenue decreased $13.6 million, or 9%, and $24.1 million, or 8%, during the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in 2024.  The decreases were primarily driven by a $11.8 million and $22.3 million shift in service offering mix, respectively, as we experienced a reduction across all RGUs, and a $7.8 million and $15.2 million decrease in volume across all services.  These decreases were partially offset by a $6.0 million and $13.4 million increase in average revenue per unit (“ARPU”), respectively, due to rate increases issued in the third quarter of 2024 and the first and second quarters of 2025.  ARPU is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period.

Other Business Services

Other business services revenue decreased $0.1 million, or 2%, and $0.5 million, or 5%, during the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in 2024.  For the three months ended June 30, 2025, the decrease is primarily due to decreases data center revenue.  For the six months ended June 30, 2025, the decrease is primarily due to decreases in data center revenue and wholesale revenue.

Other Revenue

Other revenue decreased $0.9 million, or 12%, and $1.5 million, or 10%, during the three and six months ended June 30, 2025, as compared to the corresponding period in 2024.  For the three and six months ended June 30, 2025, the decrease is primarily due to decreases in paper statement fees and advertising.

Operating expenses (excluding depreciation and amortization)

Operating expenses (excluding depreciation and amortization) decreased $9.4 million, or 15%, and $17.9 million, or 14%, during the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in 2024.  For the three and six months ended June 30, 2025, the decreases are primarily driven by reduction in direct operating expenses, specifically programming expenses of $9.2 million and of $17.2 million, respectively, which aligns with the reduction in Video RGUs between periods.

Incremental contribution

Incremental contribution is defined as subscription services revenue less costs directly incurred from third parties in connection with the provision of such services to our customers (service direct expense). Incremental contribution decreased $4.2 million, or 4%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, and $6.3 million, or 3%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease is primarily related to decreases in Video subscribers.  See non-GAAP discussion below.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $1.9 million, or 5%, and decreased $6.8 million, or 9%, during the three and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024. For the three months ended June 30, 2025, the decrease is primarily due to the receipt of business continuity insurance recoveries offsetting expenses in current period.  For the six months ended June 30, 2025, the decrease is primarily due to reductions in certain cash compensation expenses, marketing expenses, and stock compensation expense, as well as the receipt of business continuity insurance recoveries, partially offset by increases in professional and legal services.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased $2.0 million, or 4%, and $3.6 million, or 3%, during the three and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024. The decreases are primarily due to asset retirements partially offset by increases of equipment placed into service as we continue to expand our network.

Interest expense

Interest expense increased $7.8 million, or 44%, and $14.3 million, or 37%, during the three and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024. The increases are primarily due to higher overall debt balances, and entrance into five interest rate derivative instruments during the first quarter of 2024. The change in the fair value of the derivative instruments is presented in interest expense each period.

Income tax benefit

We reported an income tax benefit of $5.2 million and $3.1 million for the three months ended June 30, 2025 and 2024, respectively. The change in income tax benefit was primarily impacted by the increase in valuation allowance against certain deferred tax assets and disallowed executive compensation expense.

We reported an income tax benefit of $10.1 million and $3.6 million for six months ended June 30, 2025 and 2024, respectively. The change in income tax benefit was primarily related to the release of valuation allowance during the six months ended June 30, 2025.

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

The following tables provide a reconciliation of incremental contribution to income from operations, which is the most directly comparable GAAP measure, for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in millions)
Income from operations	$2.4	$3.7	$11.1	$8.9
Revenue (excluding subscription revenue)	(11.3)	(12.3)	(22.8)	(24.8)
Other non-allocated operating expense (excluding depreciation and amortization)	37.2	37.2	74.5	74.6
Selling, general and administrative	35.9	37.8	67.4	74.2
Depreciation and amortization	50.7	52.7	101.5	105.1
Incremental contribution	$114.9	$119.1	$231.7	$238.0

Liquidity and Capital Resources

Our primary funding requirements are for our ongoing operations, capital expenditures, outstanding debt obligations, including lease agreements, and strategic investments.  At June 30, 2025, the principal amount of our outstanding consolidated debt aggregated to $1,053.0 million, of which $20.3 million is classified as current in our unaudited condensed consolidated balance sheet as of such date. As of June 30, 2025, we had borrowing capacity of $110.4 million under our Revolving Credit Facility.

We are required to prepay principal amounts if we generate excess cash flow, as defined in the Credit Agreement. As of June 30, 2025, we had $31.8 million of cash and cash equivalents. We believe that our existing cash balances and operating cash flows will provide sufficient resources to fund our obligations and anticipated liquidity requirements over the next 12 months.

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

Historical Operating, Investing, and Financing Activities

Operating Activities

Net cash provided by operating activities was $52.8 million for the six months ended June 30, 2025 compared to $86.6 million for the six months ended June 30, 2024. The decrease is primarily due to $32.9 million in timing differences of our receivables and payables and $0.9 million decrease in cash operating income.

Investing Activities

Net cash used in investing activities was $85.5 million for the six months ended June 30, 2025 compared to $123.5 million for the six months ended June 30, 2024.

We have ongoing capital expenditure requirements related to the maintenance, expansion and technological upgrades of our network. Capital expenditures are funded primarily through a combination of cash on hand, cash flow from operations, and a portion of the funds received from the Priority Credit Agreement.  Our capital expenditures were $86.8 million and $123.6 million for the six months ended June 30, 2025 and 2024, respectively. The $36.8 million decrease in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is primarily due to the timing of spend related to our market expansion initiatives in locations non-adjacent to our existing network.

The following table sets forth additional information regarding our capital expenditures for the periods presented:

	Six months ended
	June 30,
	2025	2024

	(in millions)
Capital Expenditures
Customer premise equipment(1)	$35.8	$34.4
Scalable infrastructure(2)	23.8	50.4
Support capital and other(3)	14.2	19.5
Line extensions(4)	13.0	19.3
Total	$86.8	$123.6
Capital expenditures included in total related to:
Greenfields(5)	$24.9	$53.3
Business services(6)	$4.2	$6.9
Edge-outs(7)	$6.2	$4.4
(1)	Customer premise equipment, or CPE, includes equipment and installation costs incurred to deliver services to residential and business services customers. CPE includes the costs of acquiring and installing our set-top boxes and modems, as well as the cost of customer connections to our network.
(2)	Scalable infrastructure includes costs, not directly related to customer acquisition activity, to support new customer growth and provide service enhancements (e.g., headend equipment).
(3)	Support capital and other includes costs to modify or replace existing HFC network, including enhancements, and all other costs to support day-to-day operations, including land, buildings, vehicles, office equipment, tools and test equipment.
(4)	Line extensions include costs associated with new home development including edge-outs and greenfields (e.g., fiber / coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(5)	Greenfields represent costs associated with building our fiber technology network in locations non-adjacent to our existing network.
(6)	Business services represent costs associated with the build-out of our network to support business services customers, including the associated CPE.
(7)	Edge-outs represent costs to extend our network into new adjacent service areas, including the associated CPE.

Financing Activities

Net cash provided by financing activities was $25.7 million for the six months ended June 30, 2025 compared to $34.2 million for the six months ended June 30, 2024. The decrease is primarily due to a decrease in amounts drawn from our revolving credit facility and increased payments on the Priority Credit Agreement and finance lease obligations during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Priority Credit Agreement. As of June 30, 2025, borrowings under our Priority Credit Agreement consists of three tranches: (i) a first out term loan, which bears interest at SOFR plus 7.00%, (ii) a second out term loan, which bears interest at SOFR plus 3.00%, and (iii) a revolving credit facility which bears interest at SOFR plus 2.75%.  We manage the impact of interest rate changes on earnings and operating cash flows by entering into derivative instruments to protect against increases in the interest rates on our variable rate debt. We use interest rate swaps, where we receive variable rate amounts in exchange for fixed rate payments. As of June 30, 2025, after considering our interest rate swaps, approximately 51% of our Priority Credit Agreement is still variable rate debt.  A hypothetical 100 basis point (1%) change in SOFR interest rates (based on the interest rates in effect under our Priority Credit Agreement as of June 30, 2025) would result in an annual interest expense change of up to approximately $5.5 million on our Priority Credit Agreement.

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

Our management, with the participation of the Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2025, as the result of a material weakness in our internal control over financial reporting discussed below.

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

This material weakness continued to exist at June 30, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2025 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting

PART II

Item 1. Legal Proceedings

Refer to Note 13 – Commitments and Contingencies for a discussion of the Company’s legal proceedings.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2024 includes “Risk Factors” under Item 1A of Part 1. Other than outlined below there have been no material changes to the risk factors set forth therein.

Risk Factors Related to the Proposed Merger

The proposed Merger is subject to the satisfaction of certain closing conditions, including government consents and approvals, some or all of which may not be satisfied or completed within the expected timeframe, if at all.

Completion of the Merger remains subject to a number of closing conditions, including (i) the adoption of the Merger Agreement by holders of a majority of the outstanding shares of Company common stock; (ii) approval of the Federal Communications Commission and of the European Commission, (iii) the absence of any order, injunction or decree restraining, enjoining or otherwise prohibiting or making illegal the consummation of the Merger or the other transactions contemplated by the Merger Agreement; (iv) the absence of certain defaults under specified agreements to which the Company is a party, (v) the completion of the surrender of certain FCC licenses held by the Company, and (vi) the accuracy of the representations and warranties contained in the Merger Agreement, subject to customary materiality qualifications, and performance in all material respects of the covenants and agreements contained in the Merger Agreement. In addition, the Merger Agreement may be terminated under specified circumstances.  We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable) or that the Merger will be completed, on the expected timeframe or at all, and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

We may not complete the proposed Merger within the timeframe we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.

The proposed Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. If the Merger is not completed for any reason, our stockholders will not receive any payment for their shares of our common stock in connection with the Merger. Instead, we will remain a public company, our common stock will continue to be listed and traded on NYSE and registered under the Exchange Act of 1934, as amended, and we will be required to continue to file periodic reports with the SEC. Moreover, our ongoing business may be materially adversely affected, and we would be subject to a number of risks, including the following:

●	we may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade;
●	we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees, customers, partners, suppliers and others with whom we do business;
●	we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisory, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Merger;
●	we may be required to pay a cash termination fee to Parent, as required under the Merger Agreement under certain circumstances;

●	while the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to engage in certain kinds of material transactions, which could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition;
●	matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and
●	we may commit significant time and resources to defending against litigation related to the Merger.

If the Merger is not consummated, the risks described above may materialize, and they may have a material adverse effect on our business operations, financial results, liquidity and stock price, particularly to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed. Additionally, other risk factors contained in this Annual Report on Form 10-K may be materially exacerbated by a failure to consummate the Merger.

We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with customers and other third-party business partners.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following the Merger. As mentioned above, a substantial amount of our management’s and employees’ attention is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with customers and potential customers. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.

We have incurred, and will continue to incur, significant costs and expenses, including regulatory costs, fees for professional services and other transaction costs in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.

If the Merger is completed, our stockholders will forgo the opportunity to benefit from potential future appreciation in the value of the Company.

The Merger Agreement provides for the stockholders of record of the Company’s common stock to receive cash consideration of $5.20 per share of Company common stock, without interest, upon the closing of the transactions contemplated by the Merger Agreement. If the transaction is consummated, our stockholders will no longer hold interests in the Company and, therefore, will not be entitled to benefit from any potential future appreciation in the value of the Company. In the absence of the transactions contemplated by the Merger Agreement, we could have various opportunities to enhance the Company’s value, including, but not limited to, entering into a transaction that values the shares of our common stock higher than the value provided for in the Merger Agreement. Therefore, if the Merger is completed, stockholders will forgo future appreciation, if any, in the value of the Company and the opportunity to participate in any other potential transactions that may have resulted in a higher price per share than the price to be paid in the transaction contemplated by the Merger Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table presents WOW’s purchases of equity securities completed during the second quarter of 2025:

				Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet be
	Total Number of Shares	Average Price	Purchased as Part of Publicly	Purchased Under the Plans
Period	Purchased (1)	Paid per Share	Announced Plans or Programs	or Programs (in millions)
April 1 - 30, 2025	3,001	$4.38	—	$—
May 1 - 31, 2025	3,336	$4.21	—	$—
June 1 - 30, 2025	5,335	$4.14	—	$—
Total	11,672		—
(1)	Represents shares withheld from employees for the payment of taxes upon the vesting of restricted stock awards for the months of April, May, and June 2025 respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, none of the Company's directors or Section 16 officers amended, adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

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
101

The following financial information from WideOpenWest, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025, filed with the Securities and Exchange Commission on August 11, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST, INC.

August 11, 2025	By:	/s/ TERESA ELDER
Teresa Elder
Chief Executive Officer

	By:	/s/ JOHN REGO
John Rego
Chief Financial Officer