Form 10-Q
period 2025-09-30
WideOpenWest, Inc.
filed 2025-11-05
CIK 1701051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of outstanding shares of the registrant’s common stock as of October 29, 2025 was 85,703,763.

WIDEOPENWEST, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2025

This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2025. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. References in this Quarterly Report to “WOW,” “we,” “us,” “our,” or “the Company” are to WideOpenWest, Inc. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

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

ii

PART I-FINANCIAL INFORMATION

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2025	2024

	(in millions, except share data)
Assets
Current assets
Cash	$22.9	$38.8
Accounts receivable—trade, net of allowance for credit losses of $3.1 and $3.3, respectively	34.2	32.0
Accounts receivable—other	8.1	2.1
Prepaid expenses and other	41.0	38.9
Total current assets	106.2	111.8
Right-of-use lease assets—operating	18.7	19.3
Property, plant and equipment, net	835.5	831.2
Franchise operating rights	276.8	278.3
Goodwill	225.1	225.1
Intangible assets subject to amortization, net	0.5	0.6
Other non-current assets	44.1	46.2
Total assets	$1,506.9	$1,512.5
Liabilities and stockholders’ equity
Current liabilities
Accounts payable—trade, net	$47.8	$42.2
Accrued interest	20.2	19.8
Current portion of long-term lease liability—operating	4.5	4.6
Accrued liabilities and other	67.3	72.8
Current portion of long-term debt and finance lease obligations	21.5	20.0
Current portion of unearned service revenue	22.4	23.8
Total current liabilities	183.7	183.2
Long-term debt and finance lease obligations, net of debt issuance costs —less current portion	1,044.0	997.4
Long-term lease liability—operating	16.2	16.9
Deferred income taxes, net	101.7	91.0
Other non-current liabilities	13.3	15.2
Total liabilities	1,358.9	1,303.7
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized; 101,405,755 and 100,219,835 issued as of September 30, 2025 and December 31, 2024, respectively; 85,726,819 and 84,810,418 outstanding as of September 30, 2025 and December 31, 2024, respectively	1.0	1.0
Additional paid-in capital	410.8	402.9
Accumulated deficit	(105.9)	(38.5)
Treasury stock at cost, 15,678,936 and 15,409,417 shares as of September 30, 2025 and December 31, 2024, respectively	(157.9)	(156.6)
Total stockholders’ equity	148.0	208.8
Total liabilities and stockholders’ equity	$1,506.9	$1,512.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in millions, except per share and share data)
Revenue	$144.0	$158.0	$438.2	$478.3
Costs and expenses:
Operating (excluding depreciation and amortization)	53.9	62.6	168.1	194.7
Selling, general and administrative	38.1	37.9	105.5	112.1
Depreciation and amortization	49.7	55.2	151.2	160.3
Impairment losses on intangibles	1.5	—	1.5	—
	143.2	155.7	426.3	467.1
Income from operations	0.8	2.3	11.9	11.2
Other income (expense):
Interest expense	(25.9)	(31.6)	(79.0)	(70.4)
Loss on extinguishment of debt	(0.6)	—	(0.6)	—
Other income, net	0.1	0.4	0.3	0.9
Loss before provision for income tax	(25.6)	(28.9)	(67.4)	(58.3)
Income tax (expense) benefit	(10.1)	6.5	—	10.1
Net loss	$(35.7)	$(22.4)	$(67.4)	$(48.2)

Basic and diluted loss per common share
Basic	$(0.43)	$(0.27)	$(0.82)	$(0.59)
Diluted	$(0.43)	$(0.27)	$(0.82)	$(0.59)
Weighted-average common shares outstanding
Basic	82,920,821	82,053,403	82,657,419	81,782,166
Diluted	82,920,821	82,053,403	82,657,419	81,782,166

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

		Common	Treasury	Additional		Total
	Common	Stock	Stock at	Paid-in	Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Deficit	Equity

	(in millions, except share data)
Balances at January 1, 2025	84,810,418	$1.0	$(156.6)	$402.9	$(38.5)	$208.8
Stock-based compensation	—	—	—	2.4	—	2.4
Issuance of restricted stock, net	1,029,789	—	—	—	—	—
Purchase of shares	(252,322)	—	(1.3)	—	—	(1.3)
Net loss	—	—	—	—	(13.9)	(13.9)
Balances at March 31, 2025(1)	85,587,885	$1.0	$(157.9)	$405.3	$(52.4)	$196.0
Stock-based compensation	—	—	—	2.7	—	2.7
Issuance of restricted stock, net	148,575	—	—	—	—	—
Purchase of shares	(11,672)	—	—	—	—	—
Net loss	—	—	—	—	(17.8)	(17.8)
Balances at June 30, 2025(1)	85,724,788	$1.0	$(157.9)	$408.0	$(70.2)	$180.9
Stock-based compensation	—	—	—	2.8	—	2.8
Issuance of restricted stock, net	7,556	—	—	—	—	—
Purchase of shares	(5,525)	—	—	—	—	—
Net loss	—	—	—	—	(35.7)	(35.7)
Balances at September 30, 2025(1)	85,726,819	$1.0	$(157.9)	$410.8	$(105.9)	$148.0
(1)	Included in outstanding shares as of March 31, 2025, June 30, 2025, and September 30, 2025 are 2,939,868, 2,834,105, and 2,797,708 respectively, of non-vested shares of restricted stock awards granted to employees and directors.

					Retained
		Common	Treasury	Additional	Earnings	Total
	Common	Stock	Stock at	Paid-in	(Accumulated	Stockholders'
	Stock	Par Value	Cost	Capital	Deficit)	Equity

	(in millions, except share data)
Balances at January 1, 2024	83,557,786	$1.0	$(154.9)	$391.8	$20.3	$258.2
Stock-based compensation	—	—	—	3.0	—	3.0
Issuance of restricted stock, net	111,431	—	—	—	—	—
Purchase of shares	(339,891)	—	(1.6)	—	—	(1.6)
Net loss	—	—	—	—	(15.0)	(15.0)
Balances at March 31, 2024(1)	83,329,326	$1.0	$(156.5)	$394.8	$5.3	$244.6
Stock-based compensation	—	—	—	2.9	—	2.9
Issuance of restricted stock, net	1,449,131	—	—	—	—	—
Purchase of shares	(21,317)	—	(0.1)	—	—	(0.1)
Net loss	—	—	—	—	(10.8)	(10.8)
Balances at June 30, 2024(1)	84,757,140	$1.0	$(156.6)	$397.7	$(5.5)	$236.6
Stock-based compensation	—	—	—	2.4	—	2.4
Issuance of restricted stock, net	9,420	—	—	—	—	—
Purchase of shares	(7,548)	—	—	—	—	—
Net loss	—	—	—	—	(22.4)	(22.4)
Balances at September 30, 2024(1)	84,759,012	$1.0	$(156.6)	$400.1	$(27.9)	$216.6
(1)

Included in outstanding shares as of March 31, 2024, June 30, 2024, and September 30, 2024 are 1,482,690, 2,726,560, and 2,692,141 respectively, of non-vested shares of restricted stock awards granted to employees and directors.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2025	2024

	(in millions)
Cash flows from operating activities:
Net loss	$(67.4)	$(48.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	152.7	158.0
Deferred income taxes	10.7	(23.1)
Provision for credit losses	5.5	7.3
Gain (loss) on sale of operating assets, net	(1.5)	2.3
Amortization of debt issuance costs and discount	4.4	1.3
Change in fair value of derivative instruments	2.9	10.9
Loss on debt extinguishment	0.6	—
Impairment losses on intangibles	1.5	—
Non-cash compensation	7.9	8.3
Other non-cash items	(0.3)	(0.2)
Changes in operating assets and liabilities:
Receivables and other operating assets	(13.7)	4.4
Payables and accruals	(11.5)	11.8
Net cash provided by operating activities	$91.8	$132.8
Cash flows from investing activities:
Capital expenditures	$(139.3)	$(164.1)
Other investing activities	1.6	0.2
Net cash used in investing activities	$(137.7)	$(163.9)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$52.0	$44.0
Payments on long-term debt and finance lease obligations	(18.4)	(14.9)
Reimbursement of finance lease payments	—	1.7
Payments of debt issuance costs	(2.3)	—
Purchase of shares	(1.3)	(1.5)
Net cash provided by financing activities	$30.0	$29.3
Decrease in cash and cash equivalents	(15.9)	(1.8)
Cash, beginning of period	38.8	23.4
Cash, end of period	$22.9	$21.6
Supplemental disclosures of cash flow information:
Cash paid during the periods for interest, net	$71.1	$61.0
Cash received during the periods for interest rate swap	$—	$2.9
Cash paid during the periods for income taxes	$1.1	$0.9
Cash received during the periods for refunds of income taxes	$—	$0.3
Insurance proceeds received for business interruption	$3.3	$—
Indemnification proceeds received for patent litigation	$1.0	$1.8
Non-cash operating activities:
Operating lease additions	$2.9	$3.2
Non-cash investing and financing activities:
Finance lease additions	$11.8	$8.1
Excise tax payable	$—	$0.2
Capital expenditures within accounts payable and accruals	$35.2	$25.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WIDEOPENWEST, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

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

Merger Agreement

On August 11, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bandit Parent LP, a Delaware limited partnership (“Parent”) and Bandit Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the terms and conditions thereof, Merger Sub will merge with and into the Company (the “Merger”) with the Company continuing as the surviving corporation. Parent and Merger Sub are affiliates of DigitalBridge and Crestview Partners, L.P. (“Crestview”). Crestview is currently the beneficial owner of approximately 37% of the Company’s outstanding shares of common stock. Subject to the terms and conditions set forth in the Merger Agreement, upon the consummation of the Merger, each share of the Company’s common stock, par value $0.01 per share (other than shares of the Company’s common stock (i) held directly or indirectly by Parent, Merger Sub or any subsidiary of the Company, (ii) held by the Company as treasury shares, (iii) held by any person who properly exercises appraisal rights under Delaware law will be converted into the right to receive an amount in cash equal to $5.20 per share, without interest, subject to any withholding of taxes required by applicable law.

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

The Company recorded a change in accounting estimate during first quarter of 2025 related to the fair value measurement of debt for income tax purposes under ASC 740 that resulted in a $9.9 million change in the deferred tax liability on the condensed consolidated balance sheets.

Recently Issued Accounting Standards

ASU 2025-06 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.

In September 2025, FASB issued Accounting Standard Update (“ASU”) 2025-06 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.  ASU 2025-06 removes all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40.  In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software (referred to as “significant development uncertainty”).  The amendments in this update specify that the disclosures in Subtopic 360-10, Property, Plant, and Equipment—Overall, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements. Additionally, the amendments clarify that the intangibles disclosures in paragraphs 350-30-50-1 through 50-3 are not required for capitalized internal-use software costs.  The amendments  supersede the website development costs guidance and incorporate the recognition requirements for website-specific development costs from Subtopic 350-50 into Subtopic 350-40.  The amendments are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period.  The Company is in the process of evaluating the standard updates and whether the adoption will have a material impact on our financial position or results of operations.  The Company does not anticipate adoption will have a material impact on the statement of cash flows.

ASU 2025-05 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable

In July 2025, FASB issued Accounting Standard Update (“ASU”) 2024-05 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable.  ASU 2025-05 amends the measurement of credit losses for Accounts Receivable providing (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, as follows: (1) Practical expedient. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. (2). Accounting policy election. An entity other than a public business entity that elects the practical expedient is permitted to make an accounting policy election to consider collection activity after the balance sheet date when estimating expected credit losses. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance.  The Company will assess whether to apply the practical expedient in assessing credit losses.  The Company is in the process of evaluating the standard updates and whether the adoption will have a material impact on our financial position or results of operations.  The Company does not anticipate adoption will have a material impact on the statement of cash flows.

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

Note 3. Revenue from Contracts with Customers

Revenue by Service Offering

The following table presents revenue by service offering:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in millions)
Residential subscription
HSD	$86.5	$87.5	$257.0	$260.1
Video	14.9	25.5	51.9	83.1
Telephony	3.8	4.4	12.0	13.7
Total residential subscription(2)	$105.2	$117.4	$320.9	$356.9
Business subscription
HSD	$20.1	$20.0	$59.8	$58.6
Video	2.0	2.5	6.4	7.5
Telephony	5.7	6.1	17.3	18.5
Total business subscription	$27.8	$28.6	$83.5	$84.6
Total subscription services revenue	133.0	146.0	404.4	441.5
Other business services revenue(1)	4.9	4.5	14.7	14.8
Other revenue	6.1	7.5	19.1	22.0
Total revenue	$144.0	$158.0	$438.2	$478.3
(1)	Includes wholesale and colocation lease revenue of $4.7 million and $4.4 million for the three months ended September 30, 2025 and 2024, respectively, and $14.3 million and $14.1 million for the nine months ended September 30, 2025 and 2024, respectively, a portion of which is recognized under ASC 842.
(2)	Includes $0.6 million of customer credits for the markets impacted by Hurricane Helene during the three and nine months ended September 30, 2024.

Promotional Costs

The following table summarizes the activity of promotional costs:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in millions)
Balance at beginning of period	$12.6	$19.7	$16.2	$20.4
Deferral	0.4	0.4	1.1	4.3
Amortization	(2.0)	(2.2)	(6.3)	(6.8)
Balance at end of period	$11.0	$17.9	$11.0	$17.9

The following table presents the current and non-current portion of promotional costs for the periods presented:

	September 30, 2025	December 31, 2024

	(in millions)
Current promotional costs	$6.3	$8.0
Non-current promotional costs	4.7	8.2
Total promotional costs	$11.0	$16.2

Costs of Obtaining Contracts with Customers

The following table summarizes the activity of costs of obtaining contracts with customers:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in millions)
Balance at beginning of period	$42.1	$43.2	$42.6	$42.4
Deferral	4.3	4.1	12.3	13.3
Amortization	(4.3)	(4.3)	(12.8)	(12.7)
Balance at end of period	$42.1	$43.0	$42.1	$43.0

The following table presents the current and non-current portion of costs of obtaining contracts with customers as of the end of the corresponding periods:

	September 30, 2025	December 31, 2024

	(in millions)
Current costs of obtaining contracts with customers	$17.0	$16.8
Non-current costs of obtaining contracts with customers	25.1	25.8
Total costs of obtaining contracts with customers	$42.1	$42.6

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

Contract Liabilities

The following table summarizes the activity of current and non-current contract liabilities:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in millions)
Balance at beginning of period	$2.2	$2.4	$2.3	$2.5
Deferral	2.4	2.7	7.0	7.8
Revenue recognized	(2.4)	(2.7)	(7.1)	(7.9)
Balance at end of period	$2.2	$2.4	$2.2	$2.4

The following table presents the current and non-current portion of contract liabilities as of the end of the corresponding periods:

	September 30, 2025	December 31, 2024

	(in millions)
Current contract liabilities	$1.9	$2.0
Non-current contract liabilities	0.3	0.3
Total contract liabilities	$2.2	$2.3

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

A summary of expected business subscription and other business services revenue to be recognized in future periods related to performance obligations which have not been satisfied or are partially unsatisfied as of September 30, 2025 is set forth in the table below:

	2025	2026	2027	Thereafter	Total

	(in millions)
Subscription services	$15.8	43.4	22.1	9.7	$91.0
Other business services	1.3	4.1	2.5	2.2	10.1
Total expected revenue	$17.1	$47.5	$24.6	$11.9	$101.1

Provision for Credit Losses

The provision for doubtful accounts and the allowance for credit losses are based on the aging of the individual receivables, historical trends and current and anticipated future economic conditions. The Company manages credit risk by disconnecting services to customers who are delinquent, generally after 100 days of delinquency. The individual receivables are written-off after all reasonable efforts to collect the funds have been made. Actual write-offs may differ from the amounts reserved.

The following table presents the change in the allowance for credit losses for trade accounts receivable:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in millions)
Accounts receivable - trade	$37.3	$37.6	$37.3	$37.6

Allowance for credit losses:
Balance at beginning of period	$3.1	$5.5	$3.3	$6.7
Provision charged to expense	1.8	2.5	5.5	7.3
Accounts written off, net of recoveries	(1.8)	(4.4)	(5.7)	(10.4)
Balance at end of period	$3.1	$3.6	$3.1	$3.6

Accounts receivable - trade, net of allowance for credit losses	$34.2	$34.0	$34.2	$34.0

Note 4. Plant, Property and Equipment, Net

Plant, property and equipment consists of the following:

	September 30,	December 31,
	2025	2024

	(in millions)
Distribution facilities	$1,782.7	$1,673.7
Head-end equipment	316.9	303.8
Customer premise equipment	266.4	269.1
Computer equipment and software	211.4	199.5
Telephony infrastructure	48.0	48.0
Buildings and leasehold improvements	35.4	34.3
Vehicles	32.3	29.4
Office and technical equipment	19.2	19.2
Land	4.7	4.7
Construction in progress (including material inventory and other)	70.6	62.2
Total property, plant and equipment	2,787.6	2,643.9
Less accumulated depreciation	(1,952.1)	(1,812.7)
	$835.5	$831.2

Depreciation expense for the three months ended September 30, 2025 and 2024 was $49.8 million and $52.5 million, respectively.  Included in depreciation and amortization expense in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2025 and 2024 were net gains on sales of operating assets of $0.2 million and net losses on sales of operating assets $2.6 million, respectively.

Depreciation expense for the nine months ended September 30, 2025 and 2024 was $152.5 million and $157.7 million, respectively. Included in depreciation and amortization expense in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2025 and 2024 were net gains on sales of operating assets of $1.5 million and net losses on sales of operating assets $2.3 million, respectively.

In late September 2024, the Company incurred damage to its network infrastructure in several southeastern markets as a result of Hurricane Helene. The Company recorded a $2.4 million loss related to the estimated write-down of damaged fixed assets at September 30, 2024 as a result of the storm.

Note 5. Franchising Operating Rights and Goodwill

Changes in the carrying amounts of the Company’s franchise operating rights and goodwill during the three and nine months ended September 30, 2025 are set forth below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in millions)
Franchise Operating Rights
Balance at beginning of period	$278.3	$278.3	$278.3	$278.3
Impairment charge	(1.5)	—	(1.5)	—
Balance at end of period	$276.8	$278.3	$276.8	$278.3

Goodwill
Balance at beginning of period	$225.1	$225.1	$225.1	$225.1
Impairment charge	—	—	—	—
Balance at end of period	$225.1	$225.1	$225.1	$225.1

Due to the decline in the Company’s projected cash flows for certain reporting units, driven by a decline in actual and projected revenue, which represented a triggering event during the three months ended September 30, 2025, the Company performed an interim impairment analysis of its franchise operating rights.

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

For the interim impairment analysis, six franchise operating rights were evaluated using quantitative analysis. The Company calculates the estimated fair value of franchise operating rights using the multi-period excess earnings method, an income approach, which calculates the estimated fair value of an intangible asset by discounting its future cash flows. The estimated fair value is determined based on discrete discounted future cash flows attributable to each franchise operating right intangible asset using assumptions consistent with internal forecasts. Assumptions key in estimating fair value under this method include, but are not limited to, revenue and subscriber growth rates (less anticipated customer churn), operating expenditures, capital expenditures (including any build out), market share achieved or market multiples, contributory asset charge rates, tax rates and a discount rate. The discount rate used in the model represents a weighted average cost of capital and the perceived risk associated with an intangible asset such as the Company’s franchise operating rights. If the fair value of the franchise operating right asset was less than its carrying value, the Company recognizes an impairment charge for the difference between the fair value and the carrying value of the asset.

As a result of the interim impairment analyses performed, the estimated fair value of certain franchise operating right assets was determined to be above the carrying value, except for the Dothan, GA franchise operating right, which resulted in the recognition of $1.5 million non-cash impairment losses for the three and nine months ended September 30, 2025.

Note 6. Accrued Liabilities and Other

Accrued liabilities and other consists of the following:

	September 30,	December 31,
	2025	2024

	(in millions)
Payroll and employee benefits	$24.2	$29.5
Programming costs	6.6	8.8
Property, income, sales and use taxes	5.2	8.3
Patent litigation settlement	5.0	6.0
Professional fees	4.1	3.2
Fair value of interest rate swap	3.5	1.0
Utility pole costs	3.3	2.0
Employee severance	2.6	3.8
Franchise and revenue sharing fees	2.5	3.7
Other accrued liabilities	10.3	6.5
	$67.3	$72.8

Note 7. Long-Term Debt and Finance Leases

The following table summarizes the Company’s long-term debt and finance leases:

				December 31,
	September 30, 2025			2024
	Available
	borrowing	Effective	Outstanding	Outstanding
	capacity	interest rate(1)	balance	balance

	(in millions)
Long-term debt:
Super-priority Loans, net(2)	$—	8.95%	$905.2	$913.7
Revolving Credit Facility(3)	98.4	10.54%	147.0	95.0
Total long-term debt	$98.4		1,052.2	1,008.7
Other Financing			0.6	0.9
Finance lease obligations			27.7	24.9
Total long-term debt, finance lease obligations and other			1,080.5	1,034.5
Debt issuance costs, net(4)			(15.0)	(17.1)
Sub-total			1,065.5	1,017.4
Less current portion			(21.5)	(20.0)
Long-term portion			$1,044.0	$997.4
(1)	Represents the effective interest rate in effect for all borrowings outstanding as of September 30, 2025 pursuant to each debt instrument including the applicable margin. Excluding the impact of the derivative instruments the First Out Term Loan rate is 11.6% and the Second Out Term Loan rate is 7.6%.
(2)	At September 30, 2025 and December 31, 2024 includes $2.7 million and $3.3 million of net unamortized discounts, respectively.
(3)	Available borrowing capacity at September 30, 2025 represents $250.0 million of total availability less borrowings of $147.0 million on the Revolving Credit Facility and outstanding letters of credit of $4.6 million. Letters of credit are used in the ordinary course of business and are released when the respective contractual obligations have been fulfilled by the Company.
(4)	At September 30, 2025 and December 31, 2024 debt issuance costs include $11.6 million and $14.3 million related to Super Priority Loans and $3.4 million and $2.8 million related to the Revolving Credit Facility, respectively.

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

On August 11, 2025, the Company entered into an amendment to the Super-Priority Credit Agreement.  Among other things, the Revolver Amendment extends the maturity date of the Second Out RCF to June 30, 2027; provided that, from and after (and contingent upon) the closing of the Merger Agreement, the maturity date will be September 11, 2028. Additionally, the Revolver Amendment (i) amends the interest rate applicable to outstanding amounts under the RCF to a per annum rate of SOFR plus 6.00%, subject to a series of step-downs contingent upon injection of incremental equity following the closing of the Merger Agreement, and (ii) provides for certain adjustments to the maximum secured net leverage ratio covenant in future periods.

As a result of the Revolver Amendment, the Company recorded a $0.6 million loss on extinguishment of debt related to the write-off of unamortized debt issue and third-party costs during the three months and nine months ended September 30, 2025.

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

As of September 30, 2025, the Company was in compliance with all debt covenants.

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

The Company recorded $2.8 million and $2.4 million of total non-cash compensation expense for the three months ended September 30, 2025 and 2024, respectively, and recorded $7.9 million and $8.3 million for the nine months ended September 30, 2025 and 2024, respectively.

The following table presents the changes in restricted stock activity during the nine months ended September 30, 2025 and 2024:

	September 30,	September 30,
	2025	2024

	(shares)
Outstanding, beginning of period	2,713,818	2,451,026
Granted	1,508,920	1,766,386
Vested	(1,102,030)	(1,328,867)
Forfeited	(323,000)	(196,404)
Outstanding, end of period(1)	2,797,708	2,692,141
(1)	The total outstanding non-vested shares of restricted stock awards granted to employees and directors are included in total outstanding shares as of September 30, 2025 and 2024.

Existing Performance Shares

The 2023 performance shares are based on the Company’s achievement level relative to: 50% based upon the Company’s Total Shareholder Return (“TSR”) relative to the TSRs of the Company’s peer group and 50% based on the Company’s three-year cumulative EBITDA metric.

The performance shares based on three-year cumulative EBITDA have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common stock on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed.  As of September 30, 2025, the Company determined that it was not probable that the performance condition based on three-year cumulative EBITDA would be met for the performance shares issued in 2023.  This conclusion is consistent with the assessment performed at December 31, 2024 and as such, no compensation expense has been recognized for this award.

New Performance Shares

On March 28, 2025, the Company granted 472,938 performance shares related to the Company’s three-year cumulative EBITDA metric for the years ended December 31, 2024, December 31, 2025 and December 31, 2026. Upon achievement of the minimum threshold performance metric, the grantee may earn 50% to 200% of their respective target shares based on the performance goal.  As of September 30, 2025, the Company determined that it was probable that the performance condition based on three-year cumulative EBITDA would be met for the performance shares issued for 2024.

On March 28, 2025, the Company granted 381,718 performance shares related to the Company’s three-year cumulative EBITDA metric for the years ended December 31, 2025, December 31, 2026 and December 31, 2027. Upon achievement of the minimum threshold performance metric, the grantee may earn 50% to 200% of their respective target shares based on the performance goal.  As of September 30, 2025, the Company determined that it was probable that the performance condition based on three-year cumulative EBITDA would be met for the performance shares issued for 2025.

Note 9. Equity

The following table summarizes the Company’s purchases of WOW common stock during the three and nine months ended September 30, 2025 and 2024, respectively. These shares are reflected as treasury stock in the Company’s unaudited condensed consolidated balance sheets.

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	(shares)
Income tax withholding(1)	5,525	7,548	269,519	368,756
(1)	Generally, the company withholds shares to cover the income tax withholdings of the employee upon vesting.

Note 10. Earnings per Common Share

Basic earnings or loss per share attributable to the Company’s common stockholders is computed by dividing net income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share attributable to common stockholders presents the dilutive effect, if any, on a per share basis of potential common shares (such as restricted stock units) as if they had been vested or converted during the periods presented.  No such items were included in the computation of diluted loss or earnings per share for the three and nine months ended September 30, 2025 and 2024 because the Company incurred a net loss and the effect of inclusion would have been anti-dilutive.

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in millions, except share data)
Net loss	$(35.7)	$(22.4)	$(67.4)	$(48.2)

Basic weighted-average shares	82,920,821	82,053,403	82,657,419	81,782,166
Effect of dilutive securities:
Restricted stock awards	—	—	—	—
Diluted weighted-average shares	82,920,821	82,053,403	82,657,419	81,782,166

Basic and diluted loss per common share
Basic	$(0.43)	$(0.27)	$(0.82)	$(0.59)
Diluted	$(0.43)	$(0.27)	$(0.82)	$(0.59)

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

During the first quarter of 2024, the Company entered into five interest rate swap arrangements.  The Company’s derivative instruments are accounted for at fair value on a recurring basis and classified within Level 2 of the valuation hierarchy.  The following table reflects the Company’s financial assets and liabilities measured at fair value as of September 30, 2025.

	Level 1	Level 2	Level 3	Total

	(in millions)
Financial Liabilities
Interest rate swaps (1)	$—	$5.8	$—	$5.8
Long-term debt, net (2)	—	867.1	—	867.1
Total	$—	$872.9	$—	$872.9
(1)	Measured as the present value of all expected future cash flows based on the SOFR-based swap yield curves as of September 30, 2025. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.
(2)	Measured based on dealer quotes considering current market rates for the Company’s credit facility. The ratio of the Company’s aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets. Debt fair value does not include debt issuance costs and discount. The First Out Term Loan had a fair value of $317.4 million while the Second Out Term Loan had a fair value of $549.7 million for the period ended September 30, 2025.

The following table reflects the Company’s financial assets and liabilities measured at fair value as of December 31, 2024.

	Level 1	Level 2	Level 3	Total

	(in millions)
Financial Liabilities
Interest rate swaps (1)	$—	$2.9	$—	$2.9
Long-term debt, net (2)	—	864.7	—	864.7
Total	$—	$867.6	$—	$867.6

(1)	Measured as the present value of all expected future cash flows based on the SOFR-based swap yield curves as of December 31, 2024. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.
(2)	Measured based on dealer quotes considering current market rates for the Company’s credit facility. The ratio of the Company’s aggregate debt balance has trended from quoted market prices in active markets to quoted prices in non-active markets. Debt fair value does not include debt issuance costs and discount. The First Out Term Loan had a fair value of $324.6 million while the Second Out Term Loan had a fair value of $540.1 million for the period ended December 31, 2024.

There were no transfers into or out of Level 1, 2 or 3 during the periods ended September 30, 2025 and December 31, 2024.

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

As of September 30, 2025, the Company is the fixed rate payor on five interest rate swap contracts that effectively fix the SOFR-based index used to determine the interest rates charged on a portion of the Company’s total long-term debt of $1,054.9 million, not including unamortized debt issuance costs and discount. These contracts fix the Company’s term loan variable rate exposure at an average of 4.3% and have expiration dates of February and March 2027. The Company accounts for each agreement on a fair value basis at each reporting period.

The following table summarizes the notional amounts and fair values of the Company’s outstanding derivatives by risk category and instrument type within the unaudited condensed consolidated balance sheet as of September 30, 2025.

		Fair Value	Fair Value
		Accrued	Other
	Notional	Liabilities	Non-current
	Amount	and Other	Liabilities

Derivatives Instruments	(in millions)
Interest rate swap contracts as of September 30, 2025	$500.0	$3.5	$2.3

The Company recognized the change in fair value of ($0.5) million, with deminimus cash settlements, in interest expense in the condensed consolidated income statement related to these agreements for the three months ended September 30, 2025.   The Company recognized the change in fair value of $11.6 million, offset by cash receipts of $1.3 million, in interest expense in the condensed consolidated income statement related to these agreements for the three months ended September 30, 2024.

The Company recognized the change in fair value of $2.9 million, with deminimus cash settlements, in interest expense in the condensed consolidated income statement related to these agreements for the nine months ended September 30, 2025.   The Company recognized the change in fair value of $10.9 million, offset by cash receipts of $2.9 million, in interest expense in the condensed consolidated income statement related to these agreements for the nine months ended September 30, 2024.

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

The Company reported income tax expense of $10.1 million and income tax benefit of $6.5 million for the three months ended September 30, 2025 and 2024, respectively, and income tax expense of nil and income tax benefit of $10.1 million for the nine months ended September 30, 2025 and 2024, respectively.

For the three and nine months ended September 30, 2025, the Company recorded an out-of-period adjustment to adjust a portion of previously acquired federal net operating losses that may be unrealizable as of September 30, 2025.  The out of period adjustment increases income tax expense and deferred income taxes payable by $9.5 million and $6.1 million, respectively. The out-of-period adjustment is immaterial to both the current period and prior periods’ financial statements.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA introduces changes to U.S. tax law, with certain provisions applicable to the Company beginning in 2025. These changes include the immediate expensing of domestic research and experimental expenditures, accelerated tax deductions for qualified property, increased interest expense limitation by restating EBITA into adjusted taxable income under Section 163(j), and modifications to certain international tax frameworks. The Company has incorporated OBBBA into the income tax provision as of September 30, 2025 which reduced current income tax payable for US federal and certain states. The Company continues to evaluate the impact the new legislation will have on the Consolidated Financial Statements.

Note 14. Commitments and Contingencies

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

As a result of the settlement, the Company accrued $46.8 million as of March 31, 2023, and the associated expense was included in selling, general and administrative expenses in the period recorded.  Per the payment schedule, the Company owes $5.0 million as of September 30, 2025 with final payment to be made in January 2026.  The Company appropriately accrued for these payments in the consolidated financial statements.  Additionally, the Company received a $3.8 million refund from an indemnification claim related to this matter during the year ended December 31, 2024 and an additional $1.0 million during nine months ended September 30, 2025, respectively.  The Company has accounted for these refunds as an offset to selling, general, and administrative expenses in the unaudited condensed consolidated statement of operations.  The $1.0 million received in 2025 is related to an agreement from a third party to pay the Company a total of $5.0 million. The Company has received $3.0 million of the total $5.0 million, with the remainder to be received in $0.5 million installments through April 2026.  The settlement payments will be recognized in the periods in which they are received.

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

As one reportable segment, the Company does not have any intra-entity sales or transfers.

	Broadband Services (1)
	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in millions)
Compensation and benefits	$30.1	$29.0	$87.5	$91.4
Direct expense	18.3	26.7	61.8	88.3
Customer service and support	12.0	12.4	36.3	37.9
Sales and marketing	7.7	6.3	20.6	21.0
Hardware and software	6.0	5.7	17.7	17.3
Professional and legal fees	6.3	8.6	16.6	15.0
Billing systems and software	3.3	3.4	9.9	9.8
Bad debt	1.7	2.4	5.5	7.3
Other segment items (2)	6.6	6.0	17.7	18.8
Total expenses (3)	$92.0	$100.5	$273.6	$306.8

________________________________________

(1)	The breakout of expenses has been updated to reflect the key expenses reviewed by the CEO.
(2)	Other segment items includes rental expense, insurance expenses, operating taxes, building maintenance and utilities, dues and subscriptions, and miscellaneous employee related expenses.
(3)	Total expenses agrees to operating (excluding depreciation and amortization) and selling, general, and administrative expenses presented in the unaudited condensed consolidated statement of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the nation’s leading broadband providers offering an expansive portfolio of advanced services, including high-speed data (“HSD”), cable television (“Video”), and digital telephony (“Telephony”) services to residential customers and offer a full range of products and services to business customers. Our services are delivered across 18 markets via our efficient, advanced hybrid fiber-coax (“HFC”) network. Our footprint covers certain suburban areas within the states of Alabama, Florida, Georgia, Michigan, South Carolina and Tennessee. At September 30, 2025, our broadband networks passed 2.0 million homes and businesses and served approximately 464,500 customers.

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

We continue to experience strong demand for our HSD service. For the three and nine months ended September 30, 2025, the average percentage of HSD only new connections was approximately 95%, a 1% increase when compared to the corresponding periods in 2024. There was an increase in customers purchasing higher speeds with approximately 77% of HSD only new connections purchasing 500MB or higher speeds during the three and nine months ended September 30, 2025, representing an increase of approximately 6% when compared to the corresponding periods in 2024.

WOW is continuing to focus on its market expansion strategy, which includes edge-outs and greenfield expansion, by building out its network in locations adjacent and nonadjacent to its existing network and bringing its state-of-the-art all IP fiber technology and award-winning customer service to those markets.

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

Key Transactions Impacting Operating Results and Financial Condition

Revolver Extension

We entered into an amendment to the Revolving Credit Facility (the “RCF”) under the Super-Priority Credit Agreement.  The amendment extends the maturity date of the RCF to June 30, 2027; provided that, from and after (and contingent upon) the closing of the Merger Agreement, the maturity date will be September 11, 2028. Additionally, the amendment (i) amends the interest rate applicable to outstanding amounts under the RCF to a per annum rate of SOFR plus 6.00%, subject to a series of step-downs contingent upon injection of incremental equity following the closing of the Merger Agreement, and (ii) provides for certain adjustments to the maximum secured net leverage ratio covenant in future periods.

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

Homes Passed and Subscribers

We report homes passed as the number of serviceable addresses, such as single residence homes, apartments and condominium units, and businesses passed by our broadband network and listed in our database. We report total subscribers as the number of subscribers who receive at least one of our HSD, Video or Telephony services, without regard to which or how many services they subscribe. We define each of the individual HSD subscribers, Video subscribers and Telephony subscribers as a revenue generating unit (“RGU”). The following table summarizes homes passed, total subscribers and total RGUs for our services as of each respective date and for comparability purposes, presents subscribers associated with the Company’s operations as of each specified date:

	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
	2024	2024	2025	2025	2025
Homes passed	1,952,200	1,962,100	1,977,600	1,997,100	2,018,800
Total subscribers	490,500	478,700	473,800	469,600	464,500
HSD RGUs	480,600	470,400	465,900	462,000	457,100
Video RGUs	66,300	60,600	48,900	42,500	40,000
Telephony RGUs	73,700	71,600	69,200	67,000	65,300
Total RGUs	620,600	602,600	584,000	571,500	562,400

The following table displays the homes passed and subscribers related to the Company’s market expansion activities, which includes edge-outs and greenfield expansion:

	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
	2024	2024	2025	2025	2025
Homes passed	158,300	169,900	185,100	204,100	223,300
Total subscribers	38,100	40,000	42,900	46,300	50,000
HSD RGUs	37,800	39,800	42,600	46,000	49,700
Video RGUs	7,400	7,400	7,400	7,500	7,600
Telephony RGUs	4,800	5,000	5,400	5,700	5,900
Total RGUs	50,000	52,200	55,400	59,200	63,200

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

Revenues attributable to monthly subscription fees charged to customers for our HSD, Video and Telephony services provided by our broadband networks were 92% of total revenue for the nine months ended September 30, 2025 and 2024. The remaining percentage of total revenue represents non-subscription revenue primarily from other business services, paper statement fees, late fees, line assurance warranty services and advertising placement.

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

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in millions)
Revenue	$144.0	$158.0	$438.2	$478.3
Costs and expenses:
Operating (excluding depreciation and amortization)	53.9	62.6	168.1	194.7
Selling, general and administrative	38.1	37.9	105.5	112.1
Depreciation and amortization	49.7	55.2	151.2	160.3
Impairment losses on intangibles	1.5	—	1.5	—
	143.2	155.7	426.3	467.1
Income from operations	0.8	2.3	11.9	11.2
Other income (expense):
Interest expense	(25.9)	(31.6)	(79.0)	(70.4)
Loss on extinguishment of debt	(0.6)	—	(0.6)	—
Other income, net	0.1	0.4	0.3	0.9
Loss before provision for income tax	(25.6)	(28.9)	(67.4)	(58.3)
Income tax (expense) benefit	(10.1)	6.5	—	10.1
Net loss	$(35.7)	$(22.4)	$(67.4)	$(48.2)

Revenue

Total revenue for three and nine months ended September 30, 2025 decreased $14.0 million and $40.1 million, or 9% and 8%, respectively, as compared to the corresponding periods in 2024 as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in millions)
Residential subscription	$105.2	$117.4	$320.9	$356.9
Business subscription	27.8	28.6	83.5	84.6
Total subscription	133.0	146.0	404.4	441.5
Other business services	4.9	4.5	14.7	14.8
Other	6.1	7.5	19.1	22.0
Total revenue	$144.0	$158.0	$438.2	$478.3

Subscription Revenue

Total subscription revenue decreased $13.0 million, or 9%, and $37.1 million, or 8%, during the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in 2024.  The decreases were primarily driven by a $10.6 million and $32.9 million shift in service offering mix, respectively, as we experienced a reduction across all RGUs, and a $7.3 million and $22.5 million decrease in volume across all services.  These decreases were partially offset by a $4.9 million and $18.3 million increase in average revenue per unit (“ARPU”), respectively, due to rate increases issued in the first and second quarters of 2025 offset by one.  ARPU is calculated as subscription revenue for each of the HSD, Video and Telephony services divided by the average total RGUs for each service category for the respective period.

Other Business Services

Other business services revenue increased $0.4 million, or 9%, for the three months ended September 30, 2025 and decreased $0.1 million, or 1%, during the nine months ended September 30, 2025, as compared to the corresponding periods in 2024.  For the three months ended September 30, 2025, the increase is primarily due to increases in wholesale revenue.  For the nine months ended September 30, 2025, the decrease is primarily due to decreases in data center revenue partially offset by increases in wholesale revenue.

Other Revenue

Other revenue decreased $1.4 million, or 19%, and $2.9 million, or 13%, during the three and nine months ended September 30, 2025, as compared to the corresponding period in 2024.  For the three and nine months ended September 30, 2025, the decrease is primarily due to decreases in paper statement revenue and advertising.

Operating expenses (excluding depreciation and amortization)

Operating expenses (excluding depreciation and amortization) decreased $8.7 million, or 14%, and $26.6 million, or 14%, during the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in 2024.  For the three and nine months ended September 30, 2025, the decreases are primarily driven by reduction in direct operating expenses, specifically programming expenses of $8.3 million and $25.6 million, respectively, which aligns with the reduction in Video RGUs between periods, along with a reduction in bad debt expense.

Incremental contribution

Incremental contribution is defined as subscription services revenue less costs directly incurred from third parties in connection with the provision of such services to our customers (service direct expense). Incremental contribution decreased $4.6 million, or 4%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, and $10.9 million, or 3%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease is primarily related to decreases in Video subscribers.  See non-GAAP discussion below.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $0.2 million, or 1%, and decreased $6.6 million, or 6%, during the three and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024. For the three months ended September 30, 2025, the increase is primarily due to the increases in certain cash compensation expenses and increases in marketing expenses, partially offset by decreases in legal and professional fees and the receipt of business continuity insurance recoveries.  For the nine months ended September 30, 2025, the decrease is primarily due to the receipt of business continuity insurance recoveries, reductions in certain cash compensation expenses, marketing expenses, and stock compensation expense, partially offset by increases in professional and legal services.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased $5.5 million, or 10%, and $9.1 million, or 6%, during the three and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024. The decreases are primarily due to assets reaching the end of their useful life partially offset by increases of equipment placed into service as we continue to expand our network.

Impairment losses on intangibles

The Company recognized a non-cash impairment charge related to its franchise operating rights of $1.5 million for the three and nine months ended September 30, 2025. The impairment charge is due to the decline in projected cash flows for one reporting unit, driven by a decline in actual and projected revenue. See Note 5 – Franchising Operating Rights and Goodwill for discussion of non-cash impairment charge.

Interest expense

Interest expense decreased $5.7 million, or 18%, during the three months ended September 30, 2025, compared to the corresponding period in 2024. The decrease is primarily due to changes in the fair value of derivative instruments, partially offset by higher overall debt balances between periods and a decrease in the cash received associated with the derivative instruments. The Company entered into five interest rate derivative instruments during the first quarter of 2024. The change in the fair value of the derivative instruments is presented in interest expense each period.

Interest expense increased $8.6 million, or 12%, during the nine months ended September 30, 2025, compared to the corresponding period in 2024. The increase is primarily due to higher overall debt balances combined with an increase in the interest rate for the revolving credit facility, an increase in debt amortization costs, and a decrease in the cash received associated with the derivative instruments. The increase is partially offset by changes in the fair value of derivative instruments.

Income tax (expense) benefit

We reported an income tax expense of $10.1 million and an income tax benefit of $6.5 million for the three months ended September 30, 2025 and 2024, respectively. The change in income tax expense was primarily impacted by the increase in valuation allowance against certain deferred tax assets, related to a portion of previously acquired federal net operating losses that may be unrealizable as of September 30, 2025.

We reported an income tax expense of nil and an income tax benefit of $10.1 million for nine months ended September 30, 2025 and 2024, respectively. The change in income tax expense was primarily impacted by the increase in valuation allowance against certain deferred tax assets, related to a portion of previously acquired federal net operating losses that may be unrealizable as of September 30, 2025.

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

The following tables provide a reconciliation of incremental contribution to income from operations, which is the most directly comparable GAAP measure, for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in millions)
Income from operations	$0.8	$2.3	$11.9	$11.2
Revenue (excluding subscription revenue)	(11.0)	(12.0)	(33.8)	(36.8)
Other non-allocated operating expense (excluding depreciation and amortization)	37.5	37.8	112.0	112.4
Selling, general and administrative	38.1	37.9	105.5	112.1
Depreciation and amortization	49.7	55.2	151.2	160.3
Impairment losses on intangibles	1.5	—	1.5	—
Incremental contribution	$116.6	$121.2	$348.3	$359.2

Liquidity and Capital Resources

Our primary funding requirements are for our ongoing operations, capital expenditures, outstanding debt obligations, including lease agreements, and strategic investments.  At September 30, 2025, the principal amount of our outstanding consolidated debt aggregated to $1,065.5 million, of which $21.5 million is classified as current in our unaudited condensed consolidated balance sheet as of such date. As of September 30, 2025, we had borrowing capacity of $98.4 million under our Revolving Credit Facility.

We are required to prepay principal amounts if we generate excess cash flow, as defined in the Credit Agreement. As of September 30, 2025, we had $22.9 million of cash and cash equivalents. We believe that our existing cash balances and operating cash flows will provide sufficient resources to fund our obligations and anticipated liquidity requirements over the next 12 months.

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

Historical Operating, Investing, and Financing Activities

Operating Activities

Net cash provided by operating activities was $91.8 million for the nine months ended September 30, 2025 compared to $132.8 million for the nine months ended September 30, 2024. The decrease is primarily due to $41.4 million in timing differences of our receivables and payables, partially offset by a $0.4 million increase in cash operating income.

Investing Activities

Net cash used in investing activities was $137.7 million for the nine months ended September 30, 2025 compared to $163.9 million for the nine months ended September 30, 2024.

We have ongoing capital expenditure requirements related to the maintenance, expansion and technological upgrades of our network. Capital expenditures are funded primarily through a combination of cash on hand, cash flow from operations, and a portion of the funds received from the Priority Credit Agreement.  Our capital expenditures were $139.3 million and $164.1 million for the nine months ended September 30, 2025 and 2024, respectively. The $24.8 million decrease in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is primarily due to the timing of spend related to our market expansion initiatives in locations non-adjacent to our existing network support capital, as well as support capital and other.

The following table sets forth additional information regarding our capital expenditures for the periods presented:

	Nine months ended
	September 30,
	2025	2024

	(in millions)
Capital Expenditures
Customer premise equipment(1)	$54.6	$54.4
Scalable infrastructure(2)	40.6	58.2
Support capital and other(3)	22.6	26.6
Line extensions(4)	21.5	24.9
Total	$139.3	$164.1
Capital expenditures included in total related to:
Greenfields(5)	$45.1	$59.8
Edge-outs(6)	$8.7	$4.9
Business services(7)	$7.1	$10.5
(1)	Customer premise equipment, or CPE, includes equipment and installation costs incurred to deliver services to residential and business services customers. CPE includes the costs of acquiring and installing our set-top boxes and modems, as well as the cost of customer connections to our network.
(2)	Scalable infrastructure includes costs, not directly related to customer acquisition activity, to support new customer growth and provide service enhancements (e.g., headend equipment).
(3)	Support capital and other includes costs to modify or replace existing HFC network, including enhancements, and all other costs to support day-to-day operations, including land, buildings, vehicles, office equipment, tools and test equipment.
(4)	Line extensions include costs associated with new home development including edge-outs and greenfields (e.g., fiber / coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(5)	Greenfields represent costs associated with building our fiber technology network in locations non-adjacent to our existing network.
(6)	Edge-outs represent costs to extend our network into new adjacent service areas, including the associated CPE.
(7)	Business services represent costs associated with the build-out of our network to support business services customers, including the associated CPE.

Financing Activities

Net cash provided by financing activities was $30.0 million for the nine months ended September 30, 2025 compared to $29.3 million for the nine months ended September 30, 2024. The slight increase is primarily due to an increase in amounts drawn on our revolving credit facility, partially offset by increased debt and finance lease obligation payments and the payment of debt issuance costs related to the second amendment to the Priority Credit Agreement during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited and primarily related to fluctuating interest rates associated with our variable rate indebtedness under our Priority Credit Agreement. As of September 30, 2025, borrowings under our Priority Credit Agreement consists of three tranches: (i) a first out term loan, which bears interest at SOFR plus 7.00%, (ii) a second out term loan, which bears interest at SOFR plus 3.00%, and (iii) a revolving credit facility which bears interest at SOFR plus 6.0%, subject to a series of step-downs contingent upon injection of incremental equity following the closing of the Merger Agreement.  We manage the impact of interest rate changes on earnings and operating cash flows by entering into derivative instruments to protect against increases in the interest rates on our variable rate debt. We use interest rate swaps, where we receive variable rate amounts in exchange for fixed rate payments. As of September 30, 2025, after considering our interest rate swaps, approximately 51% of our Priority Credit Agreement is still variable rate debt.  A hypothetical 100 basis point (1%) change in SOFR interest rates (based on the interest rates in effect under our Priority Credit Agreement as of September 30, 2025) would result in an annual interest expense change of up to approximately $5.5 million on our Priority Credit Agreement.

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

Our management, with the participation of the Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2025, as the result of a material weakness in our internal control over financial reporting discussed below.

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

This material weakness continued to exist at September 30, 2025.

Remediation Plan

Management has designed a remediation plan to remediate the control deficiencies contributing to the material weakness. The Company is taking steps to strengthen our internal processes and controls associated with the review of inputs utilized in the Company’s annual impairment testing, or if applicable, an interim analysis associated with the recognition of a triggering event.

We believe that these actions will effectively remediate the material weakness. However, until the new controls and remediated controls operate for the remainder of the year and management has concluded, through testing, that these controls are operating effectively, the material weakness in our internal controls over financial reporting will not be considered remediated. We do not expect to test these controls until the fourth quarter of 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting other than those mentioned previously (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2025 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Refer to Note 14 – Commitments and Contingencies for a discussion of the Company’s legal proceedings.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2024 includes “Risk Factors” under Item 1A of Part 1 and our Second Quarter report on Form 10-Q for the three and six months ended June 30, 2024 includes “Risk Factors Related to the Proposed Merger” under Item 1A of Part II.  There have been no material changes to the risk factors set forth therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table presents WOW’s purchases of equity securities completed during the third quarter of 2025:

				Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet be
	Total Number of Shares	Average Price	Purchased as Part of Publicly	Purchased Under the Plans
Period	Purchased (1)	Paid per Share	Announced Plans or Programs	or Programs (in millions)
July 1 - 31, 2025	1,309	$3.40	—	$—
August 1 - 31, 2025	1,336	$5.09	—	$—
September 1 - 30, 2025	2,880	$5.14	—	$—
Total	5,525		—
(1)	Represents shares withheld from employees for the payment of taxes upon the vesting of restricted stock awards for the months of July, August, and September 2025 respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, none of the Company's directors or Section 16 officers amended, adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

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
10.1

Agreement and Plan of Merger, dated as of August 11, 2025, by and among Bandit Parent, LP, Bandit Merger Sub, Inc. and WideOpenWest, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on August 14, 2025)

10.2

Support and Rollover Agreement, dated as of August 11, 2025, by and among Bandit Parent, LP, WideOpenWest, Inc., the Rolling Shareholders, and Crestview Partners III GP, L.P., in its capacity as the representative of the Rolling Stockholders (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 14, 2025)

10.3

Amendment No. 2 to Super-Priority Credit Agreement, dated as of August 11, 2025, by and among WideOpenWest Finance, LLC, the Guarantors party thereto, the Revolving Lenders party thereto, and Wilmington Savings Fund Society, FSB, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on August 14, 2025)

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
101

The following financial information from WideOpenWest, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025, filed with the Securities and Exchange Commission on November 5, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEOPENWEST, INC.

November 5, 2025	By:	/s/ TERESA ELDER
Teresa Elder
Chief Executive Officer

	By:	/s/ JOHN REGO
John Rego
Chief Financial Officer